Form 10-K
period 2013-12-31
Allegion plc
filed 2014-03-10
CIK 1579241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

—	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35971
ALLEGION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1108930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Block D
Iveagh Court
Harcourt Road
Dublin 2, Ireland
(Address of principal executive offices)
Registrant’s telephone number, including area code: +(353) (1) 2546200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares,	New York Stock Exchange
Par Value $0.01 per Share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   _       NO    X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES            NO  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X      NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	Accelerated filer
Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
As of June 30, 2013 the registrant's ordinary shares were not publicly traded. The number of ordinary shares outstanding as of March 5, 2014 was 96,488,652.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 11, 2014 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:

•	economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industry in which we compete;

•	the ability to protect and use intellectual property;

•	fluctuations in currency exchange rates

•	the ability to complete and integrate any acquisitions

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•	our ability to fully realize the expected benefits of our spin-off from Ingersoll Rand.

•	the impact of potential technology or data security breaches

•	the impact our substantial leverage may have on our business and operations
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Combined and Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.    BUSINESS
Overview

Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people safe, secure and productive. We make the world safer as a company of experts, securing the places where people thrive and we create peace of mind by pioneering safety and security. We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

Allegion Principal Products
Door closers and controls	Door and door frames (steel)
Electronic security products	Electronic and biometric access control systems
Exit devices	Locks, locksets and key systems
Time, attendance and workforce productivity systems	Video analytics systems
Other accessories

Access control security products and solutions are critical elements in every building. Most door openings are custom-configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access-control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, security products are increasingly linked electronically, creating additional functionality and complexity.

We believe our ability to deliver a wide range of solutions that can be custom-configured to meet end-users’ security needs is a key driver of our success. We accomplish this with:

•	Our extensive and versatile product portfolio, combined with our deep expertise, which enables us to deliver the right products and solutions to meet diverse security and functional specifications;

•
Our consultative approach and expertise, which enables us to develop the most efficient and appropriate building security and access-control specifications to fulfill the unique needs of our end-users and their partners, including architects, contractors, home-builders and engineers; and

•
Our operational excellence capabilities, including our global manufacturing operations and agile supply chain, which facilitate our ability to deliver specific product and system configurations to end-users worldwide, quickly and efficiently.

Based on information derived from third party sources, we estimate that the size of the global markets we serve was more than $30 billion in revenue in 2013, comprised of $25 billion for mechanical hardware and electronic security products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, including:

•	recovery of construction markets in key North American markets

•	heightened awareness of security requirements,

•	increased global urbanization, and

•	the shift to a digital, interconnected environment.

In the more established economies of North America and Europe, the security products industry’s compound annual growth rate was 1 to 2% per year due to the challenging economy experienced over the past three years. We believe our markets are poised for a significant cyclical recovery driven in part by accelerating growth in the underlying commercial and residential construction markets. Annual market revenue growth in emerging economies exceeded 5% over the past three years, supported by strong demand in China, the Middle East and other developing economies. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities.

We operate in three geographic regions: Americas; Europe, Middle East, India and Africa ("EMEIA"); and Asia Pacific. We sell our products and solutions under the following brands:

Allegion Brands
(listed alphabetically for each region)
Product Category	Americas	EMEIA	Asia Pacific
Locks/Locksets/Key Systems

Door Closers and Controls/Exit Devices

Electronic Products and Access Control Systems, including Time, Attendance and Workforce Productivity and Video Analytics Systems

Doors and Door Frames

Other Accessories

	Americas	EMEIA	Asia Pacific
Other Accessories (continued)

We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including into the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our strategic brands are Schlage®, Von Duprin®, LCN®, CISA® and Interflex®. We believe Schlage, Von Duprin and LCN hold the No. 1 position in their primary product categories in North America and CISA and Interflex hold the No.1 or No. 2 position in their primary product categories in certain European markets.

For the year ended December 31, 2013, we generated revenues of $2,093.5 million and operating income of $235.8 million.

Revenue By Geographic Destination	Revenue By Product Category

24%
44%
5%
21%
6%
Locks / Locksets / Key Systems
Other Accessories
Electronic Products / Access-Control Systems
Doors / Door Frames
Door Closers / Controls / Exit Devices

History and Developments

Allegion plc was incorporated in Ireland on May 9, 2013, to hold Ingersoll Rand’s commercial and residential security businesses. On December 1, 2013, Allegion became a stand-alone public company after Ingersoll Rand completed the separation of these businesses from the rest of Ingersoll Rand via the transfer of these businesses from Ingersoll Rand to Allegion and the issuance by Allegion of ordinary shares directly to Ingersoll Rand’s shareholders (the "Spin-off"). Our security businesses have long and distinguished operating histories. Several of our brands were established more than 75 years ago, and many of our brands originally created their categories:

•	Von Duprin, established in 1908, was awarded the first exit device patent;

•	Schlage, established in 1920, was awarded the first patents granted for the cylindrical lock and the push button lock;

•	LCN, established in 1926, created the first door closure;

•	CISA, established in 1926, devised the first electronically controlled lock; and

•	Steelcraft Doors, established in 1927, developed the first mass-produced hollow metal door in 1942.

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. Recent examples include: Schlage Touchscreen Deadbolt, a residential lock; CISA eSigno, a hotel locking platform; eVayo, a European electronics security platform (winner, 2012 reddot product design award); Von Duprin Concealed Vertical Cable System that significantly reduces total installation time and ongoing maintenance requirements; aptiQ, a versatile and multi-technology card reader platform; and Schlage’s AD/CO, an electronic locking platform that allows end-users to add additional features without lock replacement.

Our Strengths

Our competitive strengths derive from combining application expertise and a sophisticated understanding of our markets with knowledge of our end-user’s needs and our operational excellence capabilities. We define operational excellence as our lean manufacturing operations, specifically our ability to handle highly complex manufacturing efficiently; our agile supply chain; and our ongoing programs that drive continuous improvements in our products and services. Our competitive strengths include:

Expertise required to design custom-configured solutions for our end-users.

The functional needs, regulatory requirements and aesthetics of every door opening and the related room must be considered when determining their security requirements. As a result, no “standard” opening exists. Through our long operating history, we have developed the expertise required to address a wide range of entryway security needs. Today, we believe we are a leader in our markets because:

•
We combine product breadth and depth with aesthetics and functionality. We offer an extensive and versatile portfolio of mechanical and electronic products to meet the needs of our end-users, including products in a broad range of styles and colors with a variety of specific functionalities. For example, we can deliver more than 70 million unique configurations of our Von Duprin exit devices for our end-users and we generally ship any sized order within one week from receipt of the order.

•
We have deep building code expertise. Most of the markets we serve have complex national, regional and local building codes and standard-making bodies that require end-users to adhere to specific safety requirements. Our long history provides us with a depth of experience that allows us to identify and deliver the right security solutions that meet these requirements and the end-user’s particular needs. We employ global teams of specification writers who work with end-users, architects, contractors and distribution partners to design solutions tailored to their unique needs while meeting the applicable building codes and standards.

•
We have a versatile, advanced electronic products offering. Our portfolio of products and solutions positions us favorably as the security products industry becomes increasingly electronic. We offer wireless access and biometric access control solutions, electro-magnetic locks, electric latches and automatic door openers, in addition to numerous other supporting components. Our electronics strategy includes designing products that employ interoperable, non-proprietary technologies, which we believe provide end-users with a level of flexibility they prefer. For instance, Schlage’s AD-series electronic lock employs open architecture that is compatible with nearly any existing access-control software system.

Diversified portfolio of market-leading brands.

Many of our brands have established leadership positions in their markets and product categories and have long-standing reputations for innovation and quality. Several of our brands created their respective product categories, including Schlage (cylindrical locks), Von Duprin (exit devices), LCN (door closures) and CISA (electrically controlled locks). We believe that our Schlage locks, Von Duprin exit devices and LCN closures rank No. 1 in their respective categories in North America and CISA security products rank No. 1 in its product category in Italy. We also believe that many other of our brands rank No. 2 or No. 3 in their respective geographies, including Kryptonite (U.S.), Bricard (France), Briton (United Kingdom), and Interflex (Germany). The strength of these brands in their primary geographies has allowed us to extend many of them into new markets. We sell products under more than 25 brand names around the world. We believe that employing specific brands in targeted markets creates strong relationships with those brands. Ten of our brands have at least $50 million in revenue.

Long history of delivering innovative and high-quality products and solutions.

We have built upon our brand-creation heritage and strong reputation for innovation by continually improving our award-winning product lines and introducing new mechanical and electronic security products. We employ several hundred engineers around the world who work to support and build upon our existing product portfolio. Our ongoing investment in innovation has led to several recent product launches that exemplify our success. For example, we introduced:

•	in 2013, the launch of the Schlage CO-220 classroom remote lockdown lock;

•	in 2013, the launch of aptiQmobile virtual credential platform, enabling use of smart phones for access control;

•	in 2013, Schlage Touchscreen Deadbolt lock, designed for the home that combines stylish design with high-quality functionality, including alarm and motion detection capabilities;

•	in 2013, our CISA eSigno hospitality platform that allows hotel owners to choose easily between different product types compatible with a single modular platform;

•	in 2013, our CISA Multi-top Pro platform, a modular mechanical and electronic high security locking platform for glass doors;

•	in 2012, our Interflex eVayo platform, an award-winning platform of access control and time and attendance reader terminals;

•	in 2012, our innovative Von Duprin concealed vertical cable platform that enables shorter installation time and simplifies maintenance; and

•
in 2012, our aptiQ credential and reader platform that allows end-users to use a single product family globally while also enabling the utilization of magnetic stripe, proximity and smart card credentials.

Operational excellence capabilities that enable a highly variable product mix while meeting exacting customer-delivery timetables.

The successful design and completion of any door opening solution requires close coordination among the end-user, the installer and the manufacturer. Larger projects, which involve thousands of different parts and precise end-user specifications, amplify this complexity because supply must meet demanding construction timetables.

Our global manufacturing scale, experience and operational capabilities enable us to deliver a high-quality end-user experience. We operate 19 production facilities worldwide and primarily manufacture our products and systems in regions of use to deliver them on a timely basis. For several product lines, including Schlage,Von Duprin and LCN, we ship our products, on average, in less than one week from receipt of an order, regardless of configuration. Our operational capabilities enable us to better meet our end-user's needs by allowing us to make rapid production adjustments. We believe our operational excellence program is an important element of our ability to deliver strong financial performance and to continue to reinvest in our growth initiatives.

Our comprehensive operational excellence program focuses on further reducing the time required from order to shipment. In the six production facilities that implemented this program by the end of 2012, cycle time (from receipt of a customer order to shipment) has decreased by an average of more than 45% since program launch. We are in the advanced stages of introducing our operational excellence program in virtually all of our production facilities. We also will continue to leverage and enhance this program across our other locations and work processes, while customizing those processes to best fit our business needs. We expect the results to drive cost savings throughout our business and will utilize these proceeds to either improve profitability or reinvest in our growth initiatives.

Robust network of value-added channel and distribution relationships.

We sell our products through diverse distribution and retail channels ranging from specialty distribution to wholesalers. We also have built a strong network of more than 7,000 channel partners that help our end-users find the right solutions for their needs. Important to the success of these relationships, we support our partners by working directly with architects, contractors and security consultants to help design solutions that meet the functional, regulatory and aesthetic needs of end-users. We educate our channel partners and our end-users on our "total cost of ownership" value proposition, which emphasizes the quality and durability of our products. These consultative relationships result in increased knowledge and appreciation for the benefits of our products and solutions.

Deep and action-oriented customer insight.

Within the residential security products market, understanding consumer needs and trends is key to ongoing revenue growth. We have developed tools and work with third-party vendors, such as Vista Information Systems and Retail Solutions, Inc., to better understand consumer buying patterns, purchase drivers and brand performance. We use our customer insights to develop targeted marketing programs and merchandising activities that maximize return on investment, anticipate long-term consumer trends and drive product development decisions. We also have long-standing relationships with key retailers in North America and Europe such as The Home Depot, Lowes and Leroy Merlin. Due to our brand leadership positions and investments in market insight, detailed account resources and on-going collaboration with these retailers, we provide category leadership in development and execution on mutually beneficial marketing programs.

Strong financial performance and cash generation capabilities.

We have maintained strong operating profit margins and cash flow generation despite challenging economic conditions in some of our largest geographic markets in recent years. From 2008 to 2012, for example, new build square footage in the U.S. non-residential construction market declined 46%. During that time, our operating margin increased 0.5% to 18.0% (excluding non-cash impairment charges recorded in 2008) despite a total revenue decline of $367.3 million. In 2013, our operating margin was 11.3% (18.0% excluding a non-cash goodwill impairment charge) and we generated $223.9 million million of operating cash flow from operations.

Our Strategies

We intend to achieve sustained, profitable growth in the markets we serve today and in adjacent product categories by being the preferred, trusted security partners to our end-users, and by executing the following growth strategies:

Expand in core markets

With leadership positions in our markets and significant expertise, we possess insight into both end-user needs and regulatory requirements in key market segments, including education (university and primary), healthcare, government, general commercial and residential (single and multi-family). We have developed specific value propositions across these segments and will continue to leverage our knowledge and experience to identify key opportunities that better serve our end-users. We expect this to include continued investment in products as well as further expansion of our specification and service capabilities.

Innovation in existing and new product categories

End-users are shifting gradually toward the electronic control of their security products and solutions. We believe that electronic-related product sales are growing at nearly twice the rate of traditional mechanical solutions. According to IMS Research, we are the No. 1 global manufacturer and marketer of electro-magnetic locks. We intend to leverage this position and expand our global capabilities in other product categories through continued product development and investments. Our recent successes serve as a testament to our commitment: the 2012 launch of aptiQ (global credential and reader platform) and the corresponding aptiQ Alliance program, a program that allows our end-users to use our aptiQ products in third party non-access control applications such as logical access, parking and payment; the European launches of eVayo and our CISA hospitality platforms in 2012 and 2013, respectively, and the 2013 launch of the Schlage Touchscreen Deadbolt, a "2013 Product of the Year" by Electronic House magazine.

Growth in emerging markets

We believe the global security products market provides a multitude of future growth opportunities as safety demands increase and security requirements and sophistication levels evolve. We also believe economically developing markets will grow faster than the global market average as countries achieve enhanced living standards and experience continued urbanization. We believe our significant industry experience, deep knowledge of commercial and residential building codes and history of innovation give us unique opportunities to help shape the security products industry in these markets. We are committed to investing further in attractive developing markets, including opening additional sales and specifications offices; investing in localized product and supply chain capabilities; and working with local partners and code-making bodies to promote efficient and consistent safety and security standards. We have a proven history of entering developing markets successfully, as evidenced by our growing Asia-Pacific sales. Since 2010, we have generated a compound annual revenue growth rate of nearly 15% in China. We also founded the Safety and Security Institute in China, which helps to educate government officials, architects and builders and also advocates for consistent building codes and standards that address end-users' safety and security.

Operational excellence

The foundation of the process improvement at Allegion is rooted in the Allegion Business System and our Operational Excellence (OpEx) initiatives. We are driving OpEx across the enterprise, and we link our OpEx work to specific business growth opportunities while simultaneously improving internal processes.

Our approach to the deployment of OpEx begins with gaining an understanding of what customers value. Once there is an understanding of the customer's needs and our value proposition, each team responsible for a process under transformation works on activities to create value that differentiates us from our competition. We are in the process of introducing our OpEx program in many of our processes. As we execute the Allegion Business System and our OpEx activities, we attempt to deliver increased value to our customers while also drive improvement to internal processes.

As part of our OpEx program, we have reduced overall supply chain cycle time and variability across production locations that have launched the program. Our ability to deliver highly configured solutions to end-users within exacting timeframes is one important element of our success. Results in 2013 have included reductions in product lead times from customer order to shipment in our manufacturing facilities in Baja, Mexico and Indianapolis, Indiana. Our strategy involves leveraging our operational excellence capabilities as a competitive advantage to improve the overall customer experience and drive employee engagement - ultimately driving growth across all of our offerings.

Opportunistic acquisitions

A disciplined approach to acquisitions is an important part of our growth strategy. The security products industry is highly fragmented, particularly in developing markets and emerging technology product segments that employ newer technologies. This creates numerous acquisition opportunities. We intend to target acquisitions that will broaden our product portfolio, expand our geographic footprint and enhance our position in strategic market segments.
On January 2, 2014, our wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country. The acquisition of certain assets of the privately-owned company, which has distribution in other South and Central American countries, will enable us to leverage our branded residential and commercial product lines to grow our presence in the Spanish-speaking South American security market.

We now operate a 45,000-square-foot integrated plant in Bogota, Colombia and will continue to sell product under the Schlage brand, as well as the Inafer and Segurex brands. Allegion de Colombia has approximately 350 employees.

Industry and Competition

Based on information derived from third party sources, we estimate that the size of the global markets we serve was more than $30 billion in revenue in 2013, comprised of $25 billion for mechanical hardware and electronic security products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration, with compound annual growth of about 1 to 2% per year over the past three years. This growth rate primarily reflects cyclical challenges in the commercial and residential construction markets throughout North America and Europe as certain developing economies experienced higher growth rates during this period. Additionally, growth in electronic security products and solutions continues to outperform the industry as a whole as end-users adopt newer technologies in their facilities. We expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB, DORMA Holding GmbH, Kaba Holding AG, and Stanley Black & Decker Inc. We also face competition in various markets and product categories throughout the world, including from Spectrum Brands Holdings, Inc. in the North American residential market. As we move into more technologically-advanced product categories, we may also compete against smaller, more specialized competitors.

Our success depends on a variety of factors, including brand and reputation, product breadth, quality and delivery capabilities, price and service capabilities. As many of our businesses sell through wholesale distribution, our success also depends on building and partnering with a strong channel network. Although price often serves as an important customer decision criterion, we also compete based on the breadth and quality of our products and solutions, our ability to custom-configure solutions to meet individual end-user requirements and our global supply chain.

Our Reporting Segments

We manufacture and sell mechanical and electronic security products and solutions in approximately 130 countries, with our top 20 countries accounting for about 97% of our $2,093.5 million in 2013 revenues. We report our operating results through three reporting segments: Americas, EMEIA and Asia Pacific.

The following table presents the relative percentages of total segment revenue attributable to each reporting segment for each of the last three fiscal years. See Note 21, “Business Segment Information,” to our annual combined and consolidated financial statements for information regarding net revenues, operating income, and total assets by reportable segment:

	For the Years Ended December 31,
	2013	2012	2011
Americas	73%	72%	69%
EMEIA	20%	21%	24%
Asia Pacific	7%	7%	7%

Our Americas segment provides security products and solutions in approximately 30 countries throughout North America and parts of South America. The segment offers a broad range of products and solutions including locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in the commercial, institutional and residential markets, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s strategic brands are Schlage, Von Duprin and LCN.

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout Asia Pacific. The segment offers the same portfolio of products as the Americas segment, as well as video analytics solutions. This segment’s strategic brands are Schlage, CISA, Von Duprin and LCN.

Products and Services

We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands:

•
Locks, locksets and key systems: A broad array of tubular and mortise door locksets, security levers, and master key systems that are used to protect and control access. We also offer a range of portable security products, including bicycle, small vehicle and travel locks.

•
Door closers and exit devices: An extensive portfolio of life-safety products generally installed on fire doors and facility entrances and exits. Door closers are devices that automatically close doors after they are opened. Exit devices are generally horizontal attachments to doors and enable rapid exit from the premises.

•
Electronic Security Products and Access Control Systems: A broad range of electrified locks, door closers, exit devices, access control systems, biometric hand reader systems, key card and reader systems, accessories, and automatic doors.

•
Time, Attendance and Workforce Productivity Systems: Products and services designed to help business customers manage and monitor workforce access control parameters, attendance and employee scheduling. We offer ongoing aftermarket services in addition to design and installation offerings.

•
Video Analytics: Electronic video analytics systems and services, primarily for business and government customers in Asia Pacific. We offer ongoing aftermarket services in addition to design and installation offerings.

•	Doors and Door Frames: A portfolio of hollow metal doors and door frames. In select geographies, we also provide installation and service maintenance services.

•	Other Accessories: A variety of additional security and product components, including hinges, door levers, door stops and other accessories, as well as certain bathroom fittings products.

Customers

We sell most of our products and solutions through distribution and retail channels, ranging from specialty distribution to wholesalers. We have built a network of more than 7,000 channel partners that help our customers choose the right solution to meet their security needs. Our channel partners that sell to commercial and institutional end-users helped fulfill and install orders to more than 30,000 end-users in 2013. We also sell through a variety of retail channels, ranging from large do-it-yourself home improvement centers to small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space.

Through our Interflex and China-based video and systems integration businesses, we provide products and solutions directly to end-users.

Our 10 largest customers represented approximately 25% of our combined revenues in 2013. No single customer represented 10% or more of our combined revenues in 2013.

Sales and Marketing

In markets where we sell through commercial and institutional distribution channels, we employ sales professionals around the world who work with a combination of end-users, security professionals, architects, contractors, engineers and distribution partners to develop specific custom-configured solutions for our end-users’ needs. Our field sales professionals are assisted by specification writers who work with architects, engineers and consultants to help design door openings and security systems to meet end-users’ functional, aesthetic and regulatory requirements. Both groups are supported by dedicated customer care and technical sales-support specialists worldwide. We also support our sales efforts with a variety of marketing efforts, including trade-specific advertising, cooperative distributor merchandising, digital marketing, and marketing at a variety of industry trade shows.

In markets in which we sell through retail and home-builder distribution channels, we have teams of sales, merchandising and marketing professionals who help drive brand and product awareness through our channel partners and to consumers. We utilize a variety of advertising and marketing strategies, including traditional consumer media, retail merchandising, digital marketing, retail promotions, and builder and consumer trade shows, to support these teams.

We also work actively with several regulatory bodies around the world to help promote effective and consistent safety and security standards. For example, we are members of Builders Hardware Manufacturers Association, Security Industry Association, Smart Card Alliance, American Society of Healthcare Engineering, American Institute of Architects, Construction Specification Institute, ASSOFERMA (Italy), BHE (Germany) and UNIQ (France). We also have established the Safety and Security Institute in China, which helps to educate government officials, architects and builders and advocates for consistent building codes and standards that address end-users’ safety and security.

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 19 production facilities, including 10 in the Americas region, seven in EMEIA and two in Asia Pacific. We own 10 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and more timely product delivery.

In managing our network of production facilities, we focus on eliminating excess capacity, reducing cycle time through productivity, and harmonizing production practices and safety procedures.

We distribute our products through a broad network of channel partners. In addition, third-party logistics providers perform storage and distribution services for us to support certain parts of our distribution network.

Raw Materials

We support our region-of-use production strategy with corresponding region-of-use supplier partners, where available. Our global and regional commodity teams work with production leadership, product management and materials management teams to ensure adequate materials are available for production at the lowest possible cost.

We purchase a wide range of raw materials, including steel, zinc, brass and other non-ferrous metals, to support our production facilities. Where appropriate, we may enter into long-term supply arrangements or fixed-cost contracts to lower overall costs. We do not believe the loss of any particular supplier would be material to our business.

Intellectual Property

Intellectual property, inclusive of certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business.  We create, protect and enforce our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to try to ensure the protection and enforcement of our intellectual property rights.   We use trademarks on nearly all of our products and believe that such distinctive marks are an important factor in creating a market for our goods, in identifying us and in distinguishing our products from others. We consider our Schlage, Von Duprin, CISA and other associated trademarks to be among our most valuable assets, and we have registered these trademarks in a number of countries. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

Facilities

We operate through a broad network of sales offices, 19 production facilities and several distribution centers throughout the world. Our active properties represent about 5.1 million square feet, of which approximately 49% is leased.

The following table shows the location of our worldwide production facilities:

Production Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Durchhausen, Germany	Auckland, New Zealand
Bogota, Colombia	Duzce, Turkey	Jinshan, China
Caracas, Venezuela	Faenza, Italy
Chino, California	Feuquieres, France
Ensenada, Mexico	Renchen, Germany
Indianapolis, Indiana	Monsampolo, Italy
Princeton, Illinois	Sittingbourne, England
Security, Colorado
Tecate, Mexico
Tijuana, Mexico

Research and Development
We are committed to investing in highly productive research and development capabilities, particularly in electro-mechanical systems. Our research and development ("R&D") expenditures were approximately $39.6 million, $38.2 million and $38.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We concentrate on developing technology innovations that will deliver growth through the introduction of new products and solutions, and also on driving continuous improvements in product cost, quality, safety and sustainability.

We manage our R&D team as a global group with an emphasis on a global collaborative approach to identify and develop new technologies and worldwide product platforms. We are organized on a regional basis to leverage expertise in local standards and configurations. In addition to regional engineering centers in each geographic region, we also operate a global engineering center of excellence in Bangalore, India.

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales, typically, are higher in those quarters than in the first and fourth calendar quarters. However, our Interflex and Asia Pacific systems integration businesses typically experience higher sales in the fourth calendar quarter due to project timing. Revenue by quarter for the years ended December 31, 2013, 2012 and 2011 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	23%	25%	26%	26%
2012	23%	25%	25%	27%
2011	23%	26%	26%	26%

Employees

As of December 31, 2013, we had more than 8,000 employees, approximately 20% of whom have the terms of their employment covered under collective bargaining agreements. Our non-management European employees are represented by national and local works councils.

Environmental Regulation
We are dedicated to an environmental program intended to reduce the utilization and generation of hazardous materials during the manufacturing process as well as to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state authorities. We have also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.
In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

We incurred $2.1 million, $2.9 million, and $1.9 million of expenses during the years ended December 31, 2013, 2012, and 2011, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2013 and 2012, we have recorded reserves for environmental matters of $10.8 million and $11.8 million, respectively. Of these amounts $2.9 million and $2.5 million, respectively, relate to remediation of sites previously disposed by us. Our total current environmental reserve at December 31, 2013 and 2012 was $4.2 million and $2.3 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Available Information

We are required to file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.allegion.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the About Allegion section of the Company’s website our Corporate Governance Guidelines and charters for each of the Board’s standing committees. The contents of the Company’s website are not incorporated by reference in this report.

Item 1A. RISK FACTORS

You should carefully consider the risks below, together with all the other information included in this Form 10-K, in evaluating us and our ordinary shares. If any of the risks below actually occurs, our business, financial conditions, results of operations and cash flows could be materially and adversely affected. Any such adverse effect may cause the trading price of our ordinary shares to decline, and as a result, you could lose all or part of your investment in us. Our business may also be adversely affected by risks and uncertainties not known to us or risks that we currently believe to be immaterial.

Risks Related to Our Business

Our global operations subject us to economic risks.

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Europe, China, Australia, Mexico, Venezuela and Turkey. Accordingly, we are subject to risks that are inherent in operating globally, including:

•	changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crises and currency instability in developed and developing countries;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns and social and political instability.

These risks could increase our cost of doing business internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations and limit our ability to sell products in certain markets.

Our business relies on the commercial and residential construction and remodeling markets.

We primarily rely on the commercial and residential construction and remodeling markets, which are marked by cyclicality based on overall economic conditions. Weakness or instability in these markets may cause current and potential customers to delay or choose not to make purchases, which could negatively impact the demand for our products and services.

Our growth is dependent, in part, on the development, commercialization and acceptance of new products and services.

We must develop and commercialize new products and services in order to remain competitive in our current and future markets and in order to continue to grow our business. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by the market.

Changes in customer preferences and the inability to maintain beneficial relationships with large customers could adversely affect our business.

We have significant customers, particularly major retailers, although no one customer represented more than 10% of combined net sales in 2013, 2012 or 2011. The loss or material reduction of business, the lack of success of sales initiatives or changes in customer preferences or loyalties for our products related to any such significant customer could have a material adverse impact on our business. In addition, major customers who are volume purchasers are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

Our brands are important assets of our businesses and violation of our trademark rights by imitators could negatively impact revenues and brand reputation.

Our brands and trademarks enjoy a reputation for quality and value and are important to our success and competitive position. Unauthorized use of our trademarks may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with relationships with our customers and increase litigation costs. There can be no assurance that our on-going effort to protect our brand and trademark rights will prevent all violations.

Currency exchange rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk.”

Approximately 36% of our 2013 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

We also translate assets, liabilities, revenues and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our combined and consolidated financial statements based on applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar compared to other currencies will have a material impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and services offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful.

Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expensess. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of our ordinary shares through the issuance of equity securities or equity-linked securities.

We may also expand through acquisitions or investments into international markets in which we may have limited experience or are required to rely on business partners. In addition to the risks outlined above, expansion into international markets may require us to compete with local businesses with greater knowledge of the market, including the tastes and preferences of customers, and businesses with dominant market shares.

It may be difficult for us to complete transactions quickly, integrate acquired operations efficiently into our current business operations or effectively compete in new markets we enter. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

Our operational excellence efforts may not achieve the improvements we expect.

We utilize a number of tools to improve operational efficiency and productivity. Implementation of new processes to our operations could cause disruptions and there is no assurance that all of our planned operational excellence projects will be fully implemented, or if implemented will realize the expected improvements.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our business.

We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, environmental matters) that cannot be predicted with certainty. As required by U.S. generally accepted accounting principles ("GAAP"), we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments.

Allegations that we have infringed the intellectual property rights of third parties could negatively affect us.

We may be subject to claims of infringement of intellectual property rights by third parties. In particular, we often compete in areas having extensive intellectual property rights owned by others and we have become subject to claims alleging infringement of intellectual property rights of others. In general, if it is determined that one or more of our technologies, products or services infringes the intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or to take other actions to avoid infringing the intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Adverse intellectual property litigation or claims of infringement against us may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business.

Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.

We are subject to regulation under a variety of U.S. federal and state and non-U.S. laws, regulations and policies including laws related to anti-corruption, export and import compliance, anti-trust and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any improper conduct could damage our reputation and subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence.

We may be subject to risks relating to our information technology systems.

We rely extensively on information technology systems to manage and operate our business. If these systems cease to function properly or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired.

We currently rely on a single vendor for many of the critical elements of our global information technology infrastructure and its failure to provide effective support for such infrastructure could negatively impact our business and financial results.

We have outsourced many of the critical elements of our global information technology infrastructure to a third-party service provider in order to achieve efficiencies. If the service provider does not perform or does not perform effectively, we may not be able to achieve the expected efficiencies and may have to incur additional costs to address failures in providing service by the service provider. Depending on the function involved, such non-performance, ineffective performance or failures of service may lead to business disruptions, processing inefficiencies or security breaches.

Our information technology infrastructure is important to our business and data security breaches or disruptions of such infrastructure could negatively impact our business and financial results.

Our information technology infrastructure is subject to cyber-attacks and unauthorized security intrusions. Despite instituting security policies and business continuity plans, our systems and networks may be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events that could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information and exposing us to litigation that could adversely affect our reputation.

Commodity shortages and price increases could negatively affect our financial results.

We rely on suppliers to secure commodities, including steel, zinc, brass and other non-ferrous metals, required for the manufacture of our products. A disruption of deliveries from our suppliers or decreased availability of commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that available sources of supply will generally be sufficient for our needs for the foreseeable future. Nonetheless, the unavailability of some commodities could have a material adverse impact on our business.

Volatility in the prices of these commodities could increase the costs of our products and services, and we may not be able to pass on these costs to our customers. We do not currently hedge against this volatility. The pricing of some commodities we use is based on market prices. To mitigate this exposure, we may use annual and multi-year fixed price contracts to minimize the impact of inflation and to benefit from deflation.

We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.

At December 31, 2013, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $505 million and $9 million, respectively. In accordance with U.S. GAAP, we periodically assess these assets to determine whether they are impaired. Negative industry or economic trends, disruptions to our business, unexpected changes or planned changes in use of assets, divestitures and market capitalization declines may result in recognition of impairment charges. In particular, our Asia Pacific - Other reporting unit had $57 million of goodwill and an estimated fair value that exceeded its carrying value by approximately 7% at December 31, 2013.

Successful sales and marketing efforts depend on our ability to recruit and retain qualified employees.

Our ability to successfully grow our business depends on the contributions and abilities of key executives, our sales force and other personnel, including the ability of our sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. We must therefore continue to recruit, retain and motivate management, sales and other personnel sufficiently to maintain our current business and support our projected growth. A shortage of these key employees might jeopardize our ability to grow and expand our business.

Our operations are subject to regulatory risks.

Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including fire and building codes and standards, environmental and health and safety. We have incurred, and will be required to continue to incur, significant expenditures to comply with these laws and regulations. Changes to, or changes in interpretations of, current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services.

We may not have been, or we may not at all times be, in full compliance with these laws and regulations. In the event a regulatory authority concludes that we are not or have not at all times been in full compliance with these laws, we could be fined, criminally charged or otherwise sanctioned.

Certain environmental laws assess liability on current or previous owners of real property or operators of manufacturing facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws and certain non-U.S. laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from U.S. and non-U.S. governmental agencies, including the U.S. Environmental Protection Agency (the “EPA”) and similar state environmental agencies, that conditions at a number of current and formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims from such sites. For more information, see “Business - Environmental Regulation.”

While we have planned for future capital and operating expenditures to maintain compliance with environmental laws and have accrued for costs related to current remedial efforts, our costs of compliance, or our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates. We may also be subject to additional environmental claims for personal injury or cost recovery actions for remediation of facilities in the future based on our past, present or future business activities.

The capital and credit markets are important to our business.

Instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent ratings agencies could reduce our access to capital markets or increase the cost of funding our short and long term credit requirements. In particular, if we are unable to access capital and credit markets on terms that are acceptable to us, we may not be able to make certain investments or fully execute our business plans and strategy.

Our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.

Our operations in Venezuela expose us to several risks.

Venezuela is currently experiencing significant political and civil unrest and economic instability, and in February 2013 the Venezuelan government devalued its currency and the official exchange rate changed from 4.3 to 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar. We recognized a $6.2 million realized foreign currency loss related to the devaluation in the first quarter of 2013. When the government devalued the VEF in February, 2013, it established a new auction-based exchange rate market program, referred to as SICAD. The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at December 31, 2013.

In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.3, the government announced that the exchange rate for certain foreign investments will move to the rate available on the SICAD currency market, which in the last auction was 11.7 VEF to 1 U.S. Dollar. The impact to us of a devaluation from the official exchange rate to the SICAD market exchange rate would be a charge of approximately $10 million based on net financial asset balances as of December 31, 2013, however the charge could be higher if the SICAD market exchange rate moves higher. There is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, however we believe there is considerable risk that the official rate will be devalued further. Further devaluation could have a material impact on our financial condition, results of operations or cash flow.

This current state of affairs could lead to further devaluation of its currency, volatility of exchange rates, and disruption of the economy. If the current unrest and instability continues, our ability to acquire necessary goods from suppliers could be limited, our customers may not be able to fulfill their obligations, our ability to manufacture and sell products could be disrupted and our Venezuelan operations could be adversely affected.

Risks Related to Our Indebtedness

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

We have approximately $1.3 billion of outstanding indebtedness at December 31, 2013. In addition, we have a senior secured revolving credit facility permitting borrowings of up to $500 million. This amount of indebtedness substantially increases our cash interest expense in future years compared to prior years and may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Further volatility in the credit markets would adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchase programs and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our senior secured credit facilities, are at variable rates.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which actions may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate the payment of dividends, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The terms of the credit agreement governing our senior secured credit facilities and the indenture governing our senior notes contain customary financial covenants that may restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our levels of indebtedness, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement governing our senior secured credit facilities and the indenture governing our senior notes contain customary restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, our senior secured revolving credit facility permits borrowings of up to $500 million. If we incur additional debt above the levels we currently have, the risks associated with our leverage, including those described above, would increase.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The terms of the credit agreement governing our senior secured credit facilities and the indenture governing our senior notes restrict us from taking certain actions that we may think are in the best interests of our shareholders. A breach of the covenants or restrictions could result in a default under the applicable indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	limited in our ability to pay dividends or make other distributions to our shareholders;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns, and the other factors described in these “risk factors.”

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

A portion of our borrowings at December 31, 2013 are term loans with variable rates of interest which expose us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At December 31, 2013, we have approximately $1.3 billion of aggregate debt outstanding, and this amount includes $1.0 billion of floating-rate term loans and $300 million of our fixed-rate senior notes. We have the ability to incur up to $500 million of additional floating-rate debt under our senior secured revolving credit facility. Based on the amount of floating-rate debt outstanding at December 31, 2013, a 100 basis point increase in LIBOR would result in an incremental annual interest expense of approximately $7.1 million. If the LIBOR or other applicable base rates under our senior secured credit facilities increase in the future then the floating-rate debt could have a material effect on our interest expense.

Risks Relating to the Spin-off

We may be unable to achieve some or all of the benefits that we expect to achieve from our spin-off from Ingersoll Rand.

As an independent, publicly-traded company, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our Board of Directors and management to design and implement corporate strategies and policies that are based primarily on the characteristics of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

Our accounting and other management systems may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the Spin-off.

Our financial results were previously included within the consolidated results of Ingersoll Rand, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Securities Exchange Act, as amended (the “Exchange Act”). In connection with the Spin-off, we are directly subject to reporting and other obligations under the Exchange Act. Beginning with our Annual Report on Form 10-K for fiscal year 2014, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs.

We have historically operated as part of Ingersoll Rand’s corporate organization, and Ingersoll Rand has assisted us by providing certain corporate functions. Ingersoll Rand is obligated contractually to provide to us only those transition services specified in agreements we entered into with Ingersoll Rand. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Ingersoll Rand previously provided to us that are not specified in any transition services agreement. Upon expiration of any transition services agreement, each of the services that are covered in the agreement will have to be provided internally or by third parties and we may be unable to replace those services in a timely manner or on comparable terms. In addition, if Ingersoll Rand does not continue to perform transition services and the other services that are called for under any transition services agreement, we may not be able to operate our business as effectively.

Our historical combined financial data are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical data we presented herein may not reflect what our business, financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented or what our business, financial condition, results of operations and cash flows will be in the future when we are an independent company. This is primarily because:

•
Ingersoll Rand, or one of its affiliates, performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our historical statements reflect allocations of corporate expenses from Ingersoll Rand for these functions and may not reflect the costs we will incur for similar services in the future as an independent company. Furthermore, we are responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance and external reporting.

•
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Ingersoll Rand. While our businesses have historically generated sufficient cash to finance our working capital and other cash requirements, we no longer have access to Ingersoll Rand’s cash pool. Without the opportunity to obtain financing from Ingersoll Rand, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in cost structure, management, financing and business operations as a result of our operating as a company separate from Ingersoll Rand.

Our historical financial data does not include an allocation of interest expense comparable to the on-going interest expense we will incur as part of the financing of the Spin-off. After giving pro-forma effect to the Spin-off, our interest expense would have been approximately $53 million for the year ended December 31, 2013 (compared to $10.2 million reflected in our historical financial statements).

As an independent, publicly-traded company, we may not enjoy the same benefits that we did as a part of Ingersoll Rand.

There is a risk that, by separating from Ingersoll Rand, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still part of Ingersoll Rand. As part of Ingersoll Rand, we were able to enjoy certain benefits from Ingersoll Rand’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Ingersoll Rand’s other businesses. As an independent, publicly-traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

As an independent, publicly-traded company, our capital structure and sources of liquidity changed significantly from our historical capital structure.

We have $1.0 billion outstanding under our senior secured term loan facilities and $300 million of fixed rate senior notes, among other borrowings. The net proceeds of the senior notes and the senior secured credit facilities were distributed to Ingersoll Rand. As an independent, publicly-traded company, we will no longer participate in cash management and funding arrangements with Ingersoll Rand. Instead, our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and to access our borrowing facilities and capital markets, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

The ownership by our executive officers of ordinary shares, stock options or other stock-based awards of Ingersoll Rand may create, or may create the appearance of, conflicts of interest.

Substantially all of our executive officers own ordinary shares of Ingersoll Rand, stock options to purchase ordinary shares of Ingersoll Rand or other Ingersoll Rand stock-based awards because of their former positions with Ingersoll Rand. The individual holdings of ordinary shares, stock options to purchase ordinary shares or other stock-based awards of Ingersoll Rand may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these officers are faced with decisions that could benefit or affect the officers, as equity holders of Ingersoll Rand, in ways that do not benefit or affect us or our shareholders in the same manner.

The one-time and ongoing costs of the spin-off may be greater than we expected.

We have incurred and will continue to incur costs in connection with being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; financing costs in connection with obtaining our financing as a stand-alone company; compensation, such as modifications to certain incentive awards upon completion of the spin-off; recruiting and relocation costs associated with hiring our senior management personnel; and costs to separate assets and information systems. These costs may be greater than anticipated.

We may not be able to achieve a competitive worldwide effective corporate tax rate.

We cannot give any assurance as to what our effective tax rate will be in future years, because of, among other things, uncertainty regarding the geographic mix of income and the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements related to the spin-off.

The agreements related to the spin-off, including the Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement, agreements with respect to real estate and intellectual property matters and any other agreements, were negotiated in the context of the Spin-off from Ingersoll Rand while we were still part of Ingersoll Rand. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements in the context of the Spin-off are related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among Ingersoll Rand and us. We might have received better terms under the agreements relating to the Spin-off had they been negotiated with disinterested third parties who competed with each other to win our business than we received from Ingersoll Rand.

In connection with the Spin-off, Ingersoll Rand indemnified us for certain liabilities and we indemnified Ingersoll Rand for certain liabilities. If we are required to act on these indemnities to Ingersoll Rand, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The Ingersoll Rand indemnity may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and Ingersoll Rand may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement with Ingersoll Rand, Ingersoll Rand agreed to indemnify us for certain liabilities, and we agreed to indemnify Ingersoll Rand for certain liabilities, in each case for uncapped amounts. Such indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off. Third parties could also seek to hold us responsible for any of the liabilities that Ingersoll Rand retained. Further, the indemnity from Ingersoll Rand may not be sufficient to protect us against the full amount of such liabilities, and Ingersoll Rand may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Ingersoll Rand any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

If the distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, we, our shareholders that are subject to U.S. federal income tax and/or Ingersoll Rand could incur significant U.S. federal income tax liabilities and, in certain circumstances, we could be required to indemnify Ingersoll Rand for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.

Ingersoll Rand has received an IRS ruling substantially to the effect that, among other things, the distribution of our ordinary shares, together with certain related transactions, qualify under Sections 355 and 368(a) of the Internal Revenue Code ("the Code"),

with the result that Ingersoll Rand and Ingersoll Rand’s shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the Spin-off, except to the extent of cash received in lieu of fractional shares (the "IRS Ruling"). The IRS Ruling also provided that certain internal transactions undertaken in anticipation of the distribution qualify for favorable treatment under the Code. In addition to obtaining the IRS Ruling, Ingersoll Rand received opinions from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that certain requirements, including certain requirements that the IRS did not rule on, necessary to obtain tax-free treatment have been satisfied, such that the distribution for U.S. federal income tax purposes and certain other matters relating to the distribution, including certain internal transactions undertaken in anticipation of the distribution, received tax-free treatment under Section 355 of the Code. The receipt and effectiveness of the IRS Ruling and the opinions were conditions to the distribution that were satisfied or waived by Ingersoll Rand. The IRS Ruling and the opinions rely on certain facts and assumptions and certain representations and undertakings from us and Ingersoll Rand regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the IRS Ruling and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in shares or asset ownership after the distribution. A legal opinion represents the tax adviser’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the distribution is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and our shareholders could incur significant U.S. federal income tax liabilities. In addition, we or Ingersoll Rand could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable.

In addition, under the terms of the Tax Matters Agreement, in the event the distribution or the internal transactions were determined to be taxable as a result of actions taken after the distribution by us or Ingersoll Rand, the party responsible for such failure would be responsible for all taxes imposed on us or Ingersoll Rand as a result thereof. If such failure is not the result of actions taken after the distribution by us or Ingersoll Rand, then we would be responsible for any taxes imposed on us or Ingersoll Rand as a result of such determination. Such tax amounts could be significant.

In addition, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the distribution to be a taxable event for Ingersoll Rand under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify Ingersoll Rand for that tax.

We might not be able to engage in desirable strategic transactions and equity issuances following the distribution because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted after the distribution in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by Ingersoll Rand. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in a corporate-level taxable gain to Ingersoll Rand and certain of its affiliates under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Ingersoll Rand’s shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. Any acquisitions or issuances of our shares or Ingersoll Rand’s shares within two years after the distribution will generally be presumed to be part of such a plan, although we or Ingersoll Rand may be able to rebut that presumption.

To preserve the tax-free treatment to Ingersoll Rand of the distribution, under the Tax Matters Agreement, we are prohibited from taking or failing to take any action that prevents the distribution and related transactions from being tax-free. Further, for the two-year period following the distribution, without obtaining the consent of Ingersoll Rand, a private letter ruling from the IRS or an unqualified opinion from a nationally recognized law firm or accounting firm, we are prohibited from, among other things:

•	approving or allowing any transaction that results in a change in ownership of more than 50% of our ordinary shares when combined with any other changes in ownership of our shares,

•	redeeming or repurchasing certain amounts of equity securities,

•	selling or otherwise disposing of substantially all of our assets, or

•	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the Tax Matters Agreement provides that we are responsible for any taxes imposed on Ingersoll Rand or any of its affiliates as a result of the failure of the distribution or the internal transactions to qualify for favorable treatment under the Code unless such failure is attributable to certain actions taken after the distribution by Ingersoll Rand.

In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Due to these restrictions, we may not engage in privately negotiated transactions or acquire more than 20% of our outstanding shares within two years after the Distribution. We believe that we will be able to execute the authorized share repurchases and preserve the tax-free treatment of the distribution. However, if we are unable to preserve the tax-free treatment, any taxes imposed on us could be significant.

If the distribution is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise.

Ingersoll Rand has received an opinion of the Irish Revenue regarding the Irish tax consequences of the distribution to the effect that certain reliefs and exemptions for corporate reorganizations apply. In addition to obtaining the opinion from Irish Revenue, Ingersoll Rand received an opinion from the law firm of Arthur Cox confirming the applicability of the relevant exemptions and reliefs to the distribution and that certain internal transactions will not trigger tax costs. These opinions rely on certain facts and assumptions and certain representations and undertakings from us and Ingersoll Rand regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the opinions, Irish Revenue could determine on audit that the distribution or the internal transactions do not qualify for the relevant exemptions or reliefs if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. A legal opinion represents the tax adviser’s best legal judgment, is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect. If the distribution ultimately is determined not to fall within certain exemptions or reliefs, the distribution could result in our shareholders having an Irish tax liability as a result of the distribution (if a shareholder is an Irish resident or holds shares in Ingersoll Rand in an Irish branch or agency), or we or Ingersoll Rand could incur Irish tax liabilities.

In addition, under the terms of the Tax Matters Agreement, in the event the distribution does not qualify for certain reliefs or exemptions, then we would be responsible for any taxes imposed on us or Ingersoll Rand as a result of such determination. Such tax amounts could be significant.

Risks Relating to Our Ordinary Shares

Our share price may fluctuate significantly.

Our ordinary shares are listed on NYSE under the ticker symbol “ALLE.” The market price of our ordinary shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our ordinary shares;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of our company;

•	natural or other disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigations;

•	changes in laws or regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our ordinary shares.

In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources.

We cannot assure you that we will continue to pay dividends on our ordinary shares, and our indebtedness could limit our ability to pay dividends on our ordinary shares.

On February 11, 2014, our Board of Directors declared a $0.08 per ordinary share dividend payable on March 31, 2014 to shareholders of record at March 17, 2014. Whether our Board of Directors continues to exercise its discretion to propose any dividends to holders of our ordinary shares will depend on many factors, including our financial condition, earnings, future prospects and capital requirements of our business, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints, income tax consequences, industry practice and other factors that our Board of Directors deems relevant.

There can be no assurance that we will continue to pay a dividend. If we cannot generate sufficient cash flow from operations to meet our debt-payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, may be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures or reducing our dividend. There can be no assurance, however, that any such actions could be effected on satisfactory terms, if at all.

Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of additional equity issuances for acquisitions, strategic investments, capital markets transactions or otherwise, including equity awards that we expect to grant to our directors, officers and employees in the future. Such issuances may have a dilutive effect on our earnings per share, which could materially adversely affect the market price of our ordinary shares. In addition, some Ingersoll Rand equity awards held by our employees were converted into Allegion equity awards in connection with the Spin-off. We established equity incentive plans that provide for the grant of ordinary share-based equity awards to our directors, officers and other employees. Under our incentive stock plan, the total number of ordinary shares authorized is 8.0 million, of which 5.0 million remains available as of December 31, 2013 for future incentive awards.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our ordinary shares depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts and the reports they issue. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or negatively change their opinion of our shares, our share price would likely decline. If one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Risks Related to Our Incorporation in Ireland

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of the U.S. federal or state securities laws, or hear actions against us or those persons based on those laws.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. However, we have opted out of these preemption rights in our Articles of Association as permitted under Irish company law. Irish law provides that this opt-out expires after five years unless renewed by a special resolution of the shareholders. These authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved.

Changes in tax laws, regulations or treaties, changes in our status under the tax laws of many jurisdictions or adverse determinations by taxing authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.

The realization of any tax benefit related to our incorporation and tax residence in Ireland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities of many jurisdictions. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or effective tax rate. For instance, recent U.S. legislative proposals would broaden the circumstances under which we would be considered a U.S. resident for U.S. tax purposes, which would significantly diminish the realization of any tax benefit related to our incorporation in Ireland. There are other recent U.S. legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other U.S. legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which could increase our tax liability. We cannot predict the outcome of any specific legislation in any jurisdiction.

While we monitor proposals that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals are enacted, certain tax treaties are amended and/or our interpretation of applicable tax law is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding our incorporation in Ireland, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country, could subject us to increased taxation.

Dividends received by our shareholders may be subject to Irish dividend withholding tax.

In certain circumstances, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could discourage the investment in our stock and adversely impact on the price of our shares.

Dividends received by our shareholders could be subject to Irish income tax.

Dividends paid in respect of our shares generally are not subject to Irish income tax where the beneficial owner of these dividends is exempt from Irish dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Allegion.

Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Allegion.

Certain provisions in our Articles of Association, among other things, could prevent or delay an acquisition of us, which could decrease the trading price of our ordinary shares.

Our Memorandum and Articles of Association contain provisions deter takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, amongst others:

•
a provision of our Articles of Association which generally prohibits us from engaging in a business combination with an interested shareholder (being (i) the beneficial owner of the relevant percentage of our voting shares or (ii) an affiliate or associate of us that has at any time within the last five years been the beneficial owner of the relevant percentage of our voting shares), subject to certain exceptions;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board of Directors to issue preferred shares without shareholder approval in certain circumstances, subject to applicable law; and

•	the ability of our Board of Directors to fill vacancies on our Board of Directors in certain circumstances.

We believe these provisions will provide some protection to our shareholders from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is in our best interests and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of us. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. We also will be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Also, Irish companies, including us, may alter their Memorandum of Association and Articles of Association only with the approval of at least 75% of the votes of the company’s shareholders cast in person or by proxy at a general meeting of the company.

The agreements that we entered into with Ingersoll Rand in connection with the spin-off generally require Ingersoll Rand’s consent to any assignment by us of our rights and obligations under the agreements. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that shareholders may consider favorable.

Moreover, an acquisition or further issuance of our ordinary shares after the spin-off could trigger the application of Section 355(e) of the Code, even if the distribution and certain related transactions undertaken in connection therewith otherwise qualify for tax-free treatment. Under Section 355(e) of the Code, we and/or Ingersoll Rand could incur tax upon certain transactions undertaken in anticipation of the distribution if 50% or more, by vote or value, of our ordinary shares or Ingersoll Rand ordinary shares are acquired or issued as part of a plan or series of related transactions that include the spin-off. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation. Any acquisitions or issuances of our ordinary shares or Ingersoll Rand ordinary shares within two years after the distribution are presumed to be part of such a plan, although we or Ingersoll Rand, as applicable, may be able to rebut that presumption. Moreover, under the Tax Matters Agreement that we entered into with Ingersoll Rand, we are restricted from engaging in certain transactions within two years of the distribution which potentially could trigger application of Section 355(e) of the Code. During such period, these restrictions may limit the ability that we, or a potential acquirer of Allegion, have to pursue certain strategic transactions that might increase the value of our ordinary shares.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

We operate through a broad network of sales offices, 19 production facilities and several distribution centers throughout the world. Our active properties represent about 5.1 million square feet, of which approximately 49% is leased.
The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
Executive Officers of the Registrant
The following is a list of executive officers of the Company as of March 10, 2014. Each of the executive officers was elected to his or her position by the Company’s Board of Directors in connection with the Spin-off.

David D. Petratis, age 56, is our Chairman, President and Chief Executive Officer. Mr Petratis served as the Chairman, President and Chief Executive Officer of Quanex Building Products Corporation (a manufacturer of engineered material and components for the building products markets) from 2008 to July 2013.

Patrick S. Shannon, age 51, is our Senior Vice President and Chief Financial Officer. Mr. Shannon served as the Vice President and Treasurer of Ingersoll-Rand plc (a global diversified company) from August 2012 to August 2013. Mr. Shannon previously served as Ingersoll Rand’s Vice President, Audit Services from February 2010 to August 2012; and Ingersoll Rand’s Vice President, Finance and Information Technology - Trane Commercial Systems from September 2008 to February 2010.

Timothy P. Eckersley, age 52, is our Senior Vice President - Americas. Mr. Eckersley served as Ingersoll Rand’s President, Security Technologies - Americas from November 2007 to November 2013.

Chris E. Muhlenkamp, age 56, is our Senior Vice President - Global Operations and Integrated Supply Chain. Mr. Muhlenkamp served as Ingersoll Rand's Vice President - Operations and Global Integrated Supply Chain, Security Technologies, from March 2011 to December 2013 and served as General Director, Global Supply Management and Production Control and Logistics of Delphi Automotive (a vehicle components manufacturer) from January 2009 to March 2011.

Raymond H. Lewis Jr., age 49, is our Senior Vice President - Human Relations. Mr. Lewis served as Ingersoll Rand’s Vice President - Human Resources and Communications, Industrial Technologies from October 2010 to October 2013. Mr. Lewis previously served as Ingersoll Rand’s Vice President - Human Resources for Global Product Management and Integrated Supply Chain, Industrial Technologies from December 2008 to October 2010.

Barbara A. Santoro, age 56, is our Senior Vice President, General Counsel and Secretary. Ms. Santoro served as Ingersoll Rand’s Vice President - Corporate Governance and Secretary from December 2004 to October 2013.

Feng (William) Yu, age 49, is our Senior Vice President - Asia Pacific. Mr. Yu served as Ingersoll Rand’s President, Security Technologies - Asia Pacific from February 2011 to November 2013. Mr. Yu previously served as Ingersoll Rand's Vice President, Thermo King - Asia Pacific from 2008 to February 2011.

Douglas P. Ranck, age 55, is our Vice President and Controller. Mr. Ranck served as Ingersoll Rand’s Global Controller and Financial Planning and Analysis Leader - Climate Solutions from June 2008 to October 2013.

No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of March 5, 2014, the number of record holders of ordinary shares was 3,898. The following table sets forth the reported high and low closing prices for our ordinary shares during the fourth quarter of fiscal 2013, beginning from November 18, 2013, the date that our ordinary shares began trading in the “when-issued” market, as reported on the NYSE:

	Ordinary shares
2013	High	Low	Dividend
Fourth quarter (since November 18, 2013)	48.00	40.70	N/A

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

In February 2014, our Board of Directors declared a $0.08 per ordinary share dividend payable on March 31, 2014 to shareholders of record at March 17, 2014. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the fourth quarter of 2013. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. To preserve the tax-free treatment to Ingersoll Rand of the Spin-off, under the Tax Matters Agreement, we are prohibited from taking or failing to take any action that prevents the Spin-off and related transactions from being tax-free. We may not engage in privately negotiated transactions or acquire more than 20% of our outstanding shares within two years after the Spin-off. We believe that we will be able to execute the authorized share repurchases and preserve the tax-free treatment of the Spin-off. However, if we are unable to preserve the tax-free treatment, any taxes imposed on us could be significant.

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2013		2012	2011	2010	2009

Net revenues	$2,093.5		$2,046.6	$2,021.2	$1,967.7	$2,038.8

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations (a)	31.8	(b)	222.3	225.4	194.3	180.4
Discontinued operations	(0.8)		(2.7)	(7.3)	(2.5)	(3.0)

Total assets	1,979.9		1,983.8	2,036.2	2,052.5	2,016.2

Total debt	1,343.9		5.0	4.9	6.2	7.9

Total Allegion plc shareholders’ equity	(86.8)		1,343.2	1,413.8	1,457.4	1,378.8

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.33		$2.32	$2.35	$2.02	$1.88
Discontinued operations	(0.01)		(0.03)	(0.08)	(0.03)	(0.03)

Diluted:
Continuing operations	$0.33		$2.32	$2.35	$2.02	$1.88
Discontinued operations	(0.01)		(0.03)	(0.08)	(0.03)	(0.03)

(a)
Net earnings from continuing operations includes $174.5 million, $176.7 million, $160.5 million, $157.8 million and $160.9 million of centrally managed service costs and corporate allocations from Ingersoll Rand for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(b)
Net earnings from continuing operations for the year ended December 31, 2013 includes an after tax, non cash goodwill impairment charge of $131.2 million and $44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our combined and consolidated financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

Organization

We are a leading global provider of security products and solutions operating in three geographic regions: Americas; EMEIA; and Asia Pacific. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential markets worldwide, including into the education, healthcare, government, commercial office and single and multi-family residential markets. Our strategic brands include Schlage, Von Duprin, LCN, CISA, and Interflex.

Trends and Economic Events

Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is negatively impacting our results, however U.S. residential and consumer markets have begun to improve, and we are seeing improvements in the U.S. new builder and replacement markets.

Based on information derived from third party sources, we estimate that the size of the global markets we serve was more than $30 billion in revenue in 2013, comprised of $25 billion for mechanical hardware products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, which include heightened awareness of security requirements, increased global urbanization and the shift to a digital, interconnected environment. In the more established economies of North America and Europe, where the security product industry’s compound annual growth rate was 1 to 2% per year during the challenging economy experienced over the past three years, we believe our markets are poised for a cyclical recovery driven in part by accelerating growth in the underlying commercial and residential construction markets. Annual revenue growth for the security products market in emerging economies, which represented approximately 14.6% of our net revenues for the year ended December 31, 2013, exceeded 5% over the past 3 years. Additionally, we expect growth in the global electronic product categories we serve to continue to outperform the industry as end-users adopt newer technologies in their facilities.

Our business may be negatively impacted if, among other things, market conditions in North America and Europe worsen or do not improve as we expect them to, developing economies in which we do business decline or do not continue to grow at recent rates or we are unable to capitalize on the growth in electronic product categories. A number of other challenges and uncertainties that could affect our business are described under “Risk Factors.”

2013 Significant Events

Spin-Off Transaction

On December 1, 2013, Allegion became a stand-alone public company after Ingersoll-Rand plc ("Ingersoll Rand") completed the separation of its commercial and residential security businesses (the “Business”) from the rest of Ingersoll Rand, via the transfer of the Business from Ingersoll Rand to Allegion and the issuance by Allegion of ordinary shares directly to Ingersoll Rand’s shareholders (the “Spin-off”). As part of the Spin-off, Allegion issued one ordinary share for every three ordinary shares of Ingersoll Rand held of record as of 5:00 p.m., New York City time on November 22, 2013. Allegion ordinary shares trade under the symbol “ALLE” on the New York Stock Exchange. Allegion issued a total of approximately 96.0 million ordinary shares in the Spin-off. We incurred approximately $5.9 million of non-recurring separation costs in 2013 related to the Spin-off.

Indebtedness

In conjunction with the Spin-off, we issued $1,300 million of indebtedness comprised of (i) $300 million of 5.75% senior secured notes due in 2021 and (ii) a credit agreement providing for (a) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million “tranche A” Term Loan Facility due in 2018 (the “Term Loan A Facility”) and a $500 million “tranche B” Term Loan Facility due in 2020 (the “Term Loan B Facility,” and together with the Term Loan A Facility, the “Term Facilities”), and (b) a $500 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. These credit facilities are referred to as the “Senior Secured Credit Facilities.” The net proceeds of this indebtedness (approximately $1,274.4 million) were distributed to Ingersoll Rand in connection with the Spin-off.

Goodwill and Indefinite-lived Intangibles

See “Critical Accounting Policies - Goodwill and indefinite-lived intangible assets - 2013 Impairment Test” for further discussion.

Joint Venture Order Flow Change

In late 2013, we signed a revised joint venture operating agreement for our consolidated joint venture in Asia. Previously, the joint venture acted as a pass-through to the end customer. The consolidated joint venture will no longer recognize the revenue and cost of goods sold on these products. Going forward, products are shipped direct to the end customer with the joint venture receiving a royalty in an amount that approximates the lost margin. We recognized revenue of approximately $52 million and $78 million related to this business in our Americas segment for the years ended December 31, 2013 and 2012. The change is not expected to have a material impact on operating income or on cash flows in future periods.

Venezuela Devaluation

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

In February 2013, the Venezuelan government devalued its currency and the official exchange rate changed from 4.3 to 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar. We recognized a $6.2 million realized foreign currency loss related to the devaluation in the first quarter of 2013. When the government devalued the VEF in February, 2013, it established a new auction-based exchange rate market program, referred to as SICAD. The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at December 31, 2013.

In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.3, the government announced that the exchange rate for certain foreign investments will move to the rate available on the SICAD currency market, which in the last auction was 11.7 VEF to 1 U.S. Dollar. The impact to us of a devaluation from the official exchange rate to the SICAD market exchange rate would approximate $10 million based on net financial asset balances as of December 31, 2013.There is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, however we believe there is considerable risk that the official rate will be devalued further. Further devaluation could have a material impact on our financial condition, results of operations or cash flow.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Net revenues	$2,093.5		$2,046.6		$2,021.2
Cost of goods sold	1,233.9	58.9%	1,220.6	59.7%	1,211.4	59.9%
Selling and administrative expenses	486.2	23.2%	457.4	22.3%	450.8	22.3%
Asset impairment	137.6	6.6%	—	—%	—	—%
Operating income	235.8	11.3%	368.6	18.0%	359.0	17.8%
Interest expense	10.2		1.5		1.4
Other expense (income), net	7.1		3.2		(4.6)
Earnings before income taxes	218.5		363.9		362.2
Provision for income taxes	174.2		135.9		130.5
Earnings from continuing operations	44.3		228.0		231.7
Discontinued operations, net of tax	(0.8)		(2.7)		(7.3)
Net earnings	43.5		225.3		224.4
Less: Net earnings attributable to noncontrolling interests	12.5		5.7		6.3
Net earnings attributable to Allegion plc	$31.0		$219.6		$218.1
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.33		$2.32		$2.35
Discontinued operations	(0.01)		(0.03)		(0.08)
Net earnings	$0.32		$2.29		$2.27
Net Revenues
Net revenues for the year ended December 31, 2013 increased by 2.3%, or $46.9 million, compared to the same period in 2012 due to the following:

Pricing	1.7%
Volume/product mix	2.3%
Impact of consolidated Asia joint venture order flow change	(1.3)%
Currency exchange rates / other	(0.4)%
Total	2.3%
The increase in net revenues was primarily driven by improved pricing across all segments as well as increased volumes in the Americas segment due to stronger demand in both the commercial and residential markets as well as new products, particularly from our electronics portfolio. These increases were partially offset by unfavorable currency impacts, lower volume in EMEIA due to weak markets and the impact of the change in order flow through our consolidated joint venture in Asia discussed above.

Net revenues for the year ended December 31, 2012 increased by 1.3%, or $25.4 million, compared to the same period in 2011, due to the following:

Volume/product mix	0.3%
Pricing	2.3%
Currency exchange rates	(1.3)%
Total	1.3%
The increase in revenues was primarily driven by improved pricing across all segments and increased volumes in the Americas segment due to stronger demand in residential markets. These increases were partially offset by decreased volume/product mix in EMEIA due to weak markets and unfavorable foreign currency impacts.
Cost of Goods Sold
For the year ended December 31, 2013, cost of goods sold as a percentage of revenue decreased to 58.9% from 59.7%. Costs of goods sold as a percentage of revenue for the year ended December 31, 2013 was favorably impacted by a $21.5 million gain on a property sale in China (1.0%) and negatively impacted by $3.8 million of restructuring charges and non-recurring separation costs incurred in connection with the Spin-off (0.2%). Cost of goods sold as a percentage of revenue for the year ended December 31, 2012 was negatively impacted by $3.7 million of restructuring charges and other costs (0.2%). Excluding the impact of these items, cost of goods sold as a percentage for the year ended December 31, 2013 increased to 59.8% from 59.5% primarily due to inflation (1.9%) and unfavorable channel/region mix (0.5%), partially offset by productivity benefits and other items (2.1%).
For the year ended December 31, 2012, cost of goods sold as a percentage of revenue decreased to 59.7% (59.4% excluding restructuring charges) from 59.9%. The improvement is the result of productivity actions and favorable currency impacts partially offset by material inflation.
Selling and Administrative Expenses
For the year ended December 31, 2013, selling and administrative expenses as a percentage of revenue increased to 23.2% from 22.3%. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2013 was negatively impacted by $2.7 million of restructuring charges (0.1%) and $5.0 of non-recurring separation costs incurred in connection with the Spin-off (0.2%). Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2012 was negatively impacted by $4.5 million of restructuring charges and other costs (0.2%). Excluding the impact of these items, selling and administrative expenses as a percentage of revenue increased to 22.9% from 22.1%, primarily due to non-material inflation (1.2%) and increased investment spending (0.5%) partially offset by productivity benefits (0.5%) and other items (0.4%).
For the year ended December 31, 2012, selling and administrative expenses as a percentage of revenue remained at 22.3% compared to the prior year. Restructuring charges and non-material inflation were partially offset by productivity benefits and favorable currency impacts.
Operating Income/Margin
Operating margin for the year ended December 31, 2013 decreased to 11.3% from 18.0% for the same period in 2012. Operating margin for the year ended December 31, 2103 was negatively impacted by the non-cash goodwill impairment charge (6.6%) and favorably impacted by the gain on a property sale in China (1.1%). Excluding the impact of these items, operating margin for the year ended December 31, 2013 was 16.9%. The decrease was primarily due incremental investment spending associated with new product development (0.6%), unfavorable product mix (0.5%) and restructuring charges and non-recurring separation costs (0.2%), partially offset by favorable volume leverage (0.2%). Price increases (1.4%) and productivity benefits (2.4%) offset inflation, higher corporate expense allocations and other items (3.8%, collectively) for the year ended December 31, 2013.
Operating margin for the year ended December 31, 2012 increased to 18.0% from 17.8% for the same period in 2011. The increase was primarily due to improved pricing in excess of material inflation (1.7%) and the realization of productivity benefits in excess of other inflation (0.6%). These increases were partially offset by unfavorable volume/product mix (1.3%) and increased investment spending (0.8%).
Interest Expense
Interest expense for the year ended December 31, 2013 increased $8.7 million compared to the same period in 2012 as a result of entering into the $1,000 million total Senior Secured Credit Facilities and issuing $300 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand. Had this debt been outstanding as of the beginning of 2013, our interest expense would have been approximately $53 million for the year ended December 31, 2013.

Interest expense for the year ended December 31, 2012 increased $0.1 million compared with the same period of 2011. Our interest-bearing debt balances were $5.0 million and $4.9 million as of December 31, 2012 and 2011, respectively. The amount of interest expense incurred is consistent with the fluctuation in the balance of interest-bearing debt for all periods.
Other, Net
The components of Other, net, for the year ended December 31 are as follows:

In millions	2013	2012	2011
Interest income	$(0.8)	$(0.1)	$(0.4)
Exchange gain (loss)	7.9	3.3	(4.1)
Other	—	—	(0.1)
Other, net	$7.1	$3.2	$(4.6)
For the year ended December 31, 2013, Other, net decreased by $3.9 million compared to the same period in 2012 primarily due to unfavorable foreign currency impacts. Included within Exchange gain (loss) for the year ended December 31, 2013 is a $6.2 million realized foreign currency loss related to the devaluation of the Venezuelan Bolivar (VEF) from the pre-existing exchange rate of 4.3 VEF to 1 U.S. dollar to 6.3 VEF to 1 U.S. dollar.
For the year ended December 31, 2012, Other, net decreased by $7.8 million compared with the same period in 2011 primarily from unfavorable foreign currency impacts.
Provision for Income Taxes
For the year ended December 31, 2013, our effective tax rate of 79.7% compared to 37.3% for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 included the impact of a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). Additionally, the effective tax rate included $44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off. Excluding these items, the effective tax rate was 36.4%. Our tax rate was above the U.S. statutory rate of 35.0% primarily due to U.S. state and local taxes and net increases in our liability for unrecognized tax benefits partially offset by earnings in non-U.S. jurisdictions, which, in aggregate, had a lower effective rate.

For periods prior to the Spin-off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone enterprise for the periods prior to the Spin-off using statutory rates. These rates did not contemplate certain tax strategies that could lower the effective tax rate in future periods, if executed.
For the year ended December 31, 2012, our effective tax rate of 37.3% compared to 36.0% for the year ended December 31, 2011. Our tax rate was above the U.S. statutory rate of 35.0% primarily due to U.S. state and local taxes and net increases in our liability for unrecognized tax benefits partially offset by earnings in non-U.S. jurisdictions, which, in aggregate, had a lower effective rate.
Discontinued Operations

Discontinued operations recognized a loss for the year ended December 31, 2013 primarily due to lease expense and other miscellaneous expenses from previously sold businesses.
Review of Business Segments
We operate in and report financial results for three segments: Americas, EMEIA, and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews company financial performance and makes operating decisions.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews, and compensation. For these reasons, we believe that Segment operating income represents the most relevant measure of segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of Net revenues.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations. Effective January 1, 2013, we transferred a product line from our Asia Pacific segment to our Americas segment. This transfer is reflected in the historical segment results for each of the fiscal years in the three-year period ended December 31, 2013.
Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America and parts of South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s strategic brands are Schlage, Von Duprin and LCN.
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. Segment information excludes the results of this business for all periods presented.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2013	% change	2012	% change	2011
Net revenues	$1,514.7	2.9%	$1,471.9	5.0%	$1,402.2
Segment operating income	390.0	3.4%	377.2	8.5%	347.8
Segment operating margin	25.7%		25.6%		24.8%
2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 2.9%, or $42.8 million, compared to the same period in 2012 due to the following:

Pricing	2.1%
Volume/product mix	3.9%
Impact of consolidated joint venture order flow change	(1.8)%
Currency exchange rates/other	(1.3)%
Total	2.9%

The increase in revenues was primarily due to increased volume due to stronger demand in both the commercial and residential markets as well as new products, particularly from our electronics portfolio, and price increases in Venezuela. These increases were partially offset by unfavorable currency impacts and the impact of the change in order flow through our consolidated joint venture discussed above.

Segment operating margin for the year ended December 31, 2013 improved to 25.7% from 25.6% compared to the same period of 2012. The increase was primarily due to favorable volume leverage (0.6%), pricing movements in excess of material inflation (0.8%) partially offset by unfavorable product/channel mix (0.4%), incremental investment spending (0.5%), other inflation in excess of productivity (0.2%) and unfavorable currency impacts (0.2%).
2012 vs 2011
Net revenues for the year ended December 31, 2012 increased by 5.0% or $69.7 million, compared to the same period in 2011 due to the following:

Volume/product mix	2.3%
Pricing	2.9%
Currency exchange rates	(0.2)%
Total	5.0%

The increase in revenues was primarily due to improved pricing and increased volume in the residential builder, retail and South American markets.

Segment operating margin for the year ended December 31, 2012 improved to 25.6% from 24.8% compared to the same period in 2011. This increase was primarily due to pricing improvements in excess of material inflation (1.8%) and productivity benefits in excess of other inflation (0.3%), partially offset by unfavorable product mix (0.9%) and increased investment spending (0.5%).
EMEIA
Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

During the year ended December 31, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $137.6 million, which has been excluded from these results.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2013	% change	2012	% change	2011
Net revenues	$425.3	(0.7)%	$428.3	(10.0)%	$476.0
Segment operating income	(3.1)	(137.8)%	8.2	(57.7)%	19.4
Segment operating margin	(0.7)%		1.9%		4.1%
2013 vs 2012
Net revenues for the year ended December 31, 2013 decreased by 0.7% or $3.0 million, compared to the same period in 2012 due to the following:

Pricing	0.9%
Volume/product mix	(3.7)%
Currency exchange rates	2.1%
Total	(0.7)%

The decrease in revenues was primarily due to decreased volumes due to economic weakness in most major markets, partially offset by favorable currency impacts and improved pricing.
Segment operating margin for the year ended December 31, 2013 decreased to (0.7)% from 1.9% compared to the same period of 2012. The decrease was primarily due to increased restructuring and non-recurring separation costs (0.4%), unfavorable volume leverage (1.9%), unfavorable mix (0.9%) and increased investment spending and non-operating costs (1.4%), partially offset by pricing movements in excess of material inflation (0.6%), productivity benefits in excess of other inflation (1.4%) and favorable foreign currency movements (0.2%).
2012 vs 2011
Net revenues for the year ended December 31, 2012 decreased by 10.0% or $47.7 million, compared to the same period in 2011 due to following:

Volume/product mix	(5.0)%
Pricing	1.3%
Currency exchange rates	(6.3)%
Total	(10.0)%

The decrease in revenues was due to unfavorable foreign currency impacts and unfavorable volume/product mix due to weak construction markets in southern Europe, partially offset by favorable pricing and favorable volume/product mix in the Middle East and Germanic regions.
Segment operating margin for the year ended December 31, 2012 declined to 1.9% from 4.1% compared with the same period of 2011. This decrease was primarily due to unfavorable volume/product mix (3.1%) and increased investment spending (1.9%), partially offset by productivity benefits in excess of other inflation (1.9%) and pricing improvements in excess of material inflation (1.2%).
Asia Pacific
Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout the Asia Pacific region. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, electronic product and access control systems, and as well as video analytics solutions. This segment’s strategic brands are Schlage, CISA, Von Duprin and LCN.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2013	% change	2012	% change	2011
Net revenues	$153.5	4.8%	$146.4	2.4%	$143.0
Segment operating income	25.4	122.8%	11.4	(4.2)%	11.9
Segment operating margin	16.5%		7.8%		8.3%

2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 4.8% or $7.1 million, compared to the same period in 2012, due to the following:

Volume/product mix	3.5%
Pricing	0.5%
Currency exchange rates	0.8%
Total	4.8%

The increase in revenues was mainly due to favorable volume/product mix and favorable foreign currency impacts.
Segment operating margin for the year ended December 31, 2013 increased to 16.5% from 7.8% compared with the same period of 2012. The increase was primarily due to the $21.5 million gain on sale of a property in China discussed above (14.7%). Excluding the gain on sale of property, operating margin decreased to 2.6% from 7.8% in 2013. The decrease was primarily due to unfavorable volume leverage and mix (2.8%), a non-recurring favorable item in 2012 (1.9%) and increased investment spending (0.7%).
2012 vs 2011
Net revenues for the year ended December 31, 2012 increased by 2.4%, or $3.4 million, compared with the same period of 2011, which primarily resulted from the following:

Volume/product mix	(0.2)%
Pricing	0.8%
Currency exchange rates	1.8%
Total	2.4%

The increase in revenues was due to pricing improvements and favorable foreign currency impacts, partially offset by unfavorable volume/product mix.
Segment operating margin for the year ended December 31, 2012 decreased to 7.8% from 8.3% compared with the same period of 2011. This decrease was primarily related to unfavorable volume/product mix (3.4%) and unfavorable currency impacts (1.4%), partially offset by productivity benefits in excess of other inflation (4.1%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development, fund capital expenditures and fund working capital requirements. and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our Revolver) and capital markets. We believe that our future cash provided by operating activities, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Combined and Consolidated Statements of Cash Flows in the Combined and Consolidated Financial Statements.

In millions	2013	2012	2011
Cash provided by operating activities	$223.9	$269.2	$265.5
Cash used in investing activities	(18.7)	(17.5)	(3.5)
Cash used in financing activities	(292.4)	(317.9)	(253.6)

Operating activities

Cash flow provided by operating activities for the year ended December 31, 2013 decreased $45.3 million compared to the same period in the prior year. Operating cash flows for 2013 reflect lower earnings from continuing operations and an increase in working capital compared to the same period in the prior year.

Net cash provided by operating activities was $269.2 million for the year ended December 31, 2012 compared to $265.5 million for 2011. Operating cash flows for 2012 and 2011 reflect consistent earnings from continuing operations and working capital levels.

Investing activities

Cash flow used in investing activities for the year ended December 31, 2013 increased $1.2 million compared to the same period in the prior year. Cash used in investing activities for the year ended December 31, 2013 included $20.2 million of capital expenditures, $40.2 million of cash classified as restricted as it is pledged as collateral against a short-term note payable and $41.7 million of proceeds from the sale of property, plant and equipment primarily related to proceeds from the sale of property in China.

Net cash used in continuing investing activities was $17.5 million for the year ended December 31, 2012, compared to $3.5 million for 2011. The decline in investing activities for 2011 is primarily attributable to the proceeds from the Integrated Systems and Services divestiture.
Capital expenditures were $20.2 million, $19.6 million and $25.5 million for 2013, 2012 and 2011, respectively. In 2014, we expect capital expenditures to be approximately $40.0 million as we invest in information technology systems, new product development and manufacturing plant related capital to support our growth initiatives.

Financing activities

Cash flow used in financing activities for the year ended December 31, 2013 decreased $25.5 million compared to the same period in the prior year. Net transfers to Ingersoll Rand increased $1,286.7 million as the $1,300.0 million proceeds from the issuance of the Senior Notes and the Senior Secured Credit Facilities were distributed to Ingersoll Rand, net of debt issuance costs.

Net cash used in continuing financing activities was $317.9 million for the year ended December 31, 2012 compared to $253.6 million for 2011. The change in financing activities is primarily attributable to net transfers to Ingersoll Rand of $311.6 million and $240.6 million for 2012 and 2011, respectively.

Capitalization

Borrowings at December 31 consisted of the following:

In millions	2013	2012
Term Loan A Facility due 2018	$500.0	$—
Term Loan B Facility due 2020	500.0	—
5.75% Senior notes due 2021	300.0	—
Other debt, including capital leases, maturing in various amounts through 2016	2.8	2.8
Other short-term borrowings	41.1	2.2
Total long-term debt	$1,343.9	$5.0
Less current portion of long term debt	71.9	2.2
	$1,272.0	$2.8
The Term Loan A Facility amortizes in quarterly installments, with the first such installment due at the end of the first quarter of 2014, at the following rates per year: 5% in year one; 5% in year two and 10% in each year thereafter, with the final installment due on September 27, 2018. The Term Loan B Facility amortizes in quarterly installments, with the first such installment due at the end of the first quarter of 2014, in an amount equal to 1.00% per annum, with the balance due on September 27, 2020. The Senior Notes are due in full on October 1, 2021.
At December 31, 2013, we did not have any borrowings outstanding under the Revolver and had $24.6 million of letters of credit outstanding, which reduce availability under the Revolver.

Included in the other short-term borrowings is a $40.2 short-term note payable due in March 2014. The $40.2 million of restricted cash presented on the Consolidated Balance Sheet at December 31, 2013 was pledged as collateral for the short-term note payable.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 (based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $100 million, to consolidated EBITDA) and a minimum interest expense coverage ratio of 3.50 (based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income). As of December 31, 2013, we were in compliance with these covenants. Additionally, the indenture to our Senior Notes and the Senior Secured Credit Facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions. For further details on these covenants, see Note 8 to the Combined and Consolidated Financial Statements.

The majority of non-US earnings are considered to be permanently reinvested in non-US jurisdictions where the Company has made, and intends to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.  However, in the fourth quarter of 2013 we recorded $7.5 million of tax expense related certain undistributed earnings of a non-U.S. subsidiary no longer deemed to be permanently reinvested. At December 31, 2013, we had unrestricted cash and cash equivalents of $227.4 million. Approximately 65.3% of our cash and cash equivalents was located outside the U.S., including approximately $6.9 million in Venezuela. We do not intend, nor do we foresee a need, to repatriate these funds; however, repatriation of these funds would expose us to additional taxes.

Pension Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets increases progressively over time. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.

We monitor the impact of market conditions on our defined benefit plans on a regular basis. During 2013, none of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 10 to the Combined and Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$41.9	$—	$—	$—	$41.9
Long-term debt	30.0	87.0	410.0	775.0	1,302.0
Interest payments on long-term debt	44.3	86.2	78.6	70.4	279.5
Purchase obligations	124.7	—	—	—	124.7
Operating leases	15.9	18.8	5.5	0.2	40.4
Total contractual cash obligations	$256.8	$192.0	$494.1	$845.6	$1,788.5
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions

At December 31, 2013, we had net obligations of $83.1 million, which consist of noncurrent pension assets of $546.1 million and current and non-current pension benefit liabilities of $629.2 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $17.0 million to our plans worldwide in 2014. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Combined and Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions

At December 31, 2013, we had postretirement benefit obligations of $14.2 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $1.1 million in 2014. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Combined and Consolidated Financial Statements for additional information.
Income Taxes

At December 31, 2013, we have total unrecognized tax benefits for uncertain tax positions of $40.6 million and $11.5 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 16 to the Combined and Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.
Contingent Liabilities

We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 20 to the Combined and Consolidated Financial Statements for additional information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Combined and Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.

The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

•
Allowance for doubtful accounts – We have provided an allowance for doubtful accounts receivable, which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our policy, derived from our knowledge of our end markets, customer base and products.

•
Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our balance sheet related to acquisitions. Our goodwill and other indefinite-lived intangible assets are tested and reviewed annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. For those reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value in step one is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. We believe an equal weighting of both approaches is appropriate. The income approach relies on the Company’s estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The market approach reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the guideline publicly-traded companies and the subject reporting units.
In step 2, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.
Recoverability of other intangible assets with indefinite useful lives is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
The determination of the estimated fair value and the implied fair value of goodwill and other indefinite-lived intangible assets requires us to make assumptions about estimated cash flows including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.
2013 Impairment Test
As discussed under "2012 Impairment Test," the estimated fair value of our EMEIA reporting unit exceeded its carrying value by 2.5% as of October 1, 2012. We continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and determined that we were required to complete the first step of the two-step impairment test in the third quarter of 2013. Under the income approach we assumed a discount rate of 11.0%, near term growth rates ranging from 2.5% to 4.6% and a terminal growth rate of 2.5%. Under the market approach, we assumed a weighted average multiple of 8.9 and 8.0 times projected 2013 and 2014 EBITDA, respectively, and a multiple of 0.7 and 0.6 times projected 2013 and 2014 revenue, respectively, based on industry market data. The results of our impairment test indicated that the estimated fair value of our EMEIA reporting unit was less than its carrying value; consequently, we performed the second step of the impairment test to quantify the amount of the non-cash, goodwill impairment charge. In the third quarter of 2013 we recorded a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). This charge had no impact on our cash flows or our compliance with debt covenants. Immediately after the impairment charge, our EMEIA reporting unit fair value exceeded its carrying value by 21.4% on a step one basis as of July 1, 2013. For our annual goodwill impairment test performed during the fourth quarter of 2013, the fair value of our EMEIA reporting unit exceeded its carrying value by approximately 24%.
During 2013, we renegotiated a significant joint venture contract within our Asia Pacific - Other reporting unit and moved the related product line to our Americas segment. As a result of these business changes, we completed the first step of the two-step impairment test. This reporting unit has goodwill of approximately $57 million.
Our Asia Pacific - Other reporting unit exceeded its carrying value by approximately 7% as of October 1, 2013. We have provided below key assumptions and a sensitivity analysis. Under the income approach we assumed a weighted average discount rate of 13.0%, near term growth rates ranging from (1.3%) to 15.9% and a terminal growth rate of 4.0%. Under the market approach, we assumed a weighted average implied multiple of 0.9 and 10.5 times projected 2012 revenue and earnings before interest, taxes, depreciation and amortization (EBITDA), respectively, based on industry market data. Holding other assumptions constant, a 1.0% increase in the discount rate would result in a $7.8 million decrease in the estimated fair value of the reporting unit, a 1.0% decrease in the long-term growth rate would result in a $5.5 million decrease in the estimated fair value of the reporting unit. Either of these scenarios individually would result in the reporting unit failing step 1, which would lead to any or all of the reporting unit's $57 million of goodwill to be impaired.
2012 Impairment Test
For our annual impairment testing performed during the fourth quarter of 2012, we concluded it was necessary to calculate the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 12.0%, near term growth rates ranging from (1.1)% to 14.8% and terminal growth rates ranging from 2.5% to 4.0%. Under the market approach, we used an adjusted multiple ranging from 6.7 to 7.9 of projected EBITDA and 0.8 to 1.2 of projected revenues based on the market information of comparable companies.
For all reporting units except the EMEIA reporting unit, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The EMEIA reporting unit’s estimated fair value exceeded its carrying value by 2.5%. This reporting unit had goodwill of approximately $190 million.
For the EMEIA reporting unit we have provided below additional assumptions and a sensitivity analysis. Under the income approach we assumed a discount rate of 10%, near term growth rates ranging from (1.1)% to 5% and a terminal growth rate of 2.5%. Under the market approach, we assumed a weighted average multiple of 7.8 and 7.1 times projected 2012 and 2013 EBITDA, respectively, and a multiple of 0.8 times projected 2012 and 2013 revenue, based on industry market data. Holding other assumptions constant, a 1.0% increase in the discount rate would result in a $20 million decrease in the estimated fair value of the reporting unit, a 1.0% decrease in the long-term growth rate would result in a $15 million decrease in the estimated fair value of the reporting unit and a 5.0% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Each of these scenarios individually would result in the reporting unit failing step 1.
Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to the following:

•	Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;

•	Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;

•	The impacts of the European sovereign debt crisis, including greater-than-expected declines in pricing, reductions in volumes, or fluctuations in foreign exchange rates;

•
The level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•	Increase in the price or decrease in the availability of key commodities and the impact of higher energy prices; and

•	Increases in our market-participant risk-adjusted weighted-average cost of capital;
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with a discount rate of 11.0%, a terminal growth rate of 2.5%, and a royalty rate of 5.0%. All indefinite-lived intangible assets had a fair value that exceeded their carrying value by more than 15%.
A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.

•
Long-lived assets and finite-lived intangibles – Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•
Loss contingencies – Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. We have recorded reserves in the combined and consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material effect on our financial condition, results of operations, liquidity or cash flows for any year.

•
Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Both the persuasive evidence of a sales arrangement and fixed or determinable price criteria are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties. If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable. At the point of sale, we validate that existence of an enforceable claim that requires payment within a reasonable amount of time and assesses the collectability of that claim. If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received. Delivery is not considered to have occurred until the customer has taken title and assumed the risks and rewards of ownership. Service and installation revenue are recognized when earned. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order. In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred.

We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for our best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2013 and 2012, we had a customer claim accrual (contra receivable) of $21.9 million and $20.8 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2013 and 2012, we had a sales incentive accrual of $21.0 million and $20.2 million, respectively. Each of these accruals represents our best estimate we expect to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on our combined financial statements.
We provide equipment, integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2013, all recorded receivables (billed and unbilled) are due within one year. We re-evaluate our contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
We enter into sales arrangements that contain multiple elements, such as equipment, installation and service revenue. For multiple element arrangements, each element is evaluated to determine the separate units of accounting. The total arrangement consideration is then allocated to the separate units of accounting based on their relative selling price at the inception of the arrangement. The relative selling price is determined using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise, third-party evidence (TPE) of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, a best estimate of the selling price is developed for that deliverable. We primarily utilize VSOE to determine its relative selling price. We recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, the basic revenue recognition criteria have been met, and only customary refund or return rights related to the delivered elements exist.

•
Income taxes – Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. We regularly review the recoverability of our deferred tax assets considering our historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance with respect to a future tax benefit.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. We believe that we have adequately provided for any reasonably foreseeable resolution of these matters. We will adjust our estimate if significant events so dictate. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

•
Employee benefit plans – We provide a range of benefits to eligible employees and retirees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. Discount rates for all plans are established using hypothetical yield curves based on the yields of corporate bonds rated AA quality. Spot rates are developed from the yield curve and used to discount future benefit payments. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of each measurement date. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2013 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.8 million and the decline in the estimated return on assets would increase expense by approximately $1.3 million. A 1.0% increase in the healthcare cost trend rate would increase the cost by approximately $0.1 million.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance was effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have a significant impact on the Combined and Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 Derivatives and Hedging (Topic 815), "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate." ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting in addition to interest rates on direct Treasury obligation of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The requirements of ASU 2013-10 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists." With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The requirements of ASU 2013-11 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition.

Foreign Currency Exposures

We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage material currency exposures that are associated with purchases and sales and other assets and liabilities at the operating unit level. Those exposures that cannot be naturally offset to an insignificant amount are hedged with foreign currency derivatives. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2013, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $23.3 million, as compared with $4.2 million at December 31, 2012. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

In February 2013, the Venezuelan government devalued its currency and the official exchange rate changed from 4.3 to 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar. We recognized a $6.2 million realized foreign currency loss related to the devaluation in the first quarter of 2013. When the government devalued the VEF in February, 2013, it established a new auction-based exchange rate market program, referred to as SICAD. The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at December 31, 2013.

In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.3, the government announced that the exchange rate for foreign investments will move to the rate available on the SICAD currency market, which in the last auction was 11.7 VEF to 1 U.S. Dollar. The impact to us of a devaluation from the official exchange rate to the SICAD market exchange rate would approximate $10 million based on net financial asset balances as of December 31, 2013.There is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, however we believe there is considerable risk that the official rate will be devalued further. Further devaluation could have a material impact on our financial condition, results of operations or cash flow.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2013.
Interest Rate Exposure

Outstanding borrowings under our Senior Secured Credit Facilities accrue interest at variable rates and expose us to interest rate risks. A 100 basis point increase in LIBOR would result in an incremental interest expense of annual interest expense of approximately $7.1 million. If the base interest rate in our credit facilities increases in the future then the floating-rate debt could have a material effect on our interest expense.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Combined and Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated March 10, 2014, are presented following Item 15 of this Annual Report on Form 10-K.

Combined and Consolidated Financial Statements:
Report of independent registered public accounting firm
Combined and consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011
Combined and consolidated balance sheets at December 31, 2013 and 2012
For the years ended December 31, 2013, 2012 and 2011:
Combined and consolidated statements of equity
Combined and consolidated statements of cash flows
Notes to Combined and Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$473.3	$534.3	$535.3	$550.6
Cost of goods sold	287.2	315.8	296.8	334.1
Operating income (loss)	68.8	99.3	(22.1)	89.8
Net earnings (loss)	41.0	62.5	(68.1)	8.1
Net earnings (loss) attributable to Allegion plc	39.4	60.3	(78.2)	9.5
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic	$0.41	$0.63	$(0.81)	$0.10
Diluted	$0.41	$0.63	$(0.81)	$0.10
	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$479.5	$518.5	$502.4	$546.2
Cost of goods sold	287.1	310.1	297.0	326.4
Operating income	79.6	93.2	96.4	99.4
Net earnings	47.7	59.4	57.7	60.5
Net earnings attributable to Allegion plc	46.4	57.8	56.7	58.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.48	$0.60	$0.59	$0.61
Diluted	$0.48	$0.60	$0.59	$0.61
The 2013 information presented above reflects:

•	The $137.6 million non-cash pre-tax goodwill impairment charge of ($131.2 million after-tax) recorded in the third quarter.

•	The $21.5 million gain on a property sale in China recorded in the third quarter.

•
$44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off recorded in the fourth quarter.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2013.

(c)	Changes in Internal Control Over Financial Reporting

Before the Spin-off, the Company relied on certain financial information and resources of Ingersoll Rand to manage aspects of the Company’s business and to report financial results. These included investor relations, corporate communications, certain accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as Board of Directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with the Spin-off, the Company enhanced its own financial, administrative, and other support systems. The Company expanded its internal accounting, reporting, legal, and internal audit departments and reformed its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis. While most of these changes in staffing, policies and systems were accomplished prior to December 31, 2013, we continue to review, document and test our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to changes in our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in Proxy Statement.

Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our Proxy Statement.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2.	Financial statements and financial statement schedule See Item 8.

3.	Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

ALLEGION PLC
INDEX TO EXHIBITS
(Item 15(a))
Description
Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), Allegion plc (the "Company") has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

4.1	Amended and Restated Memorandum and Articles of Association of Allegion plc	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

4.2	Certificate of Incorporation of Allegion plc	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

4.1	Indenture, dated as of October 4, 2013, among Allegion plc, Allegion US Holding Company Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

4.2
Exchange and Registration Rights Agreement, dated as of October 4, 2013, among Allegion plc, Allegion US Holding Company Inc., the subsidiary guarantors party thereto and the Representatives of the Initial Purchasers named therein
Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.1	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.2	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Credit Agreement, among Allegion plc, Allegion US Holding Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.4
Guarantee and Collateral Agreement, among Allegion plc, Allegion US Holding Company Inc., the restricted subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed with the SEC on December 3, 2013 (File No. 001-35971).

10.5	2013 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.8	Elected Officer Supplemental Program	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	Spin-off Protection Plan	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	David D. Petratis Offer Letter, dated June 19, 2013	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Patrick S. Shannon Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.15	Timothy P. Eckersley Offer Letter, dated October 3, 2013	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.16	Barbara A. Santoro Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Feng (William) Yu Offer Letter, dated October 4, 2013	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Transition Bonus Agreement (U.S.)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Form of Transition Bonus Agreement (China)	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.20	Form of Allegion plc Deed Poll Indemnity	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.21	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.22	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.23	Form of Stock Option Grant Agreement (US)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.24	Form of Restricted Stock Unit Grant Agreement (US)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.25	Form of Performance Stock Unit Grant Agreement (US)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.26	Form of Stock Option Grant Agreement (Non-US)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.27	Form of Restricted Stock Unit Grant Agreement (Non-US)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.28	Form of Performance Stock Unit Grant Agreement (Non-US)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on February 14, 2014 (File No. 001-35971).

10.29	Form of Special Stock Option Grant Agreement (US)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 13, 2013 (File No. 001-35971).

10.30	Form of Special Performance Stock Unit Grant Agreement (US)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 13, 2013 (File No. 001-35971).

10.31	Form of Special Stock Option Grant Agreement (Non-US)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 13, 2013 (File No. 001-35971).

10.32	Form of Special Performance Stock Unit Grant Agreement (Non-US)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 13, 2013 (File No. 001-35971).

10.33	Annual Incentive Plan	Filed herewith.

10.34	Change in Control Severance Plan	Filed herewith.

21.1	List of subsidiaries of Allegion plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	March 10, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President and Controller (Principal Accounting Officer)	March 10, 2014
(Douglas P. Ranck)

/s/ Michael J. Chesser	Director	March 10, 2014
(Michael J. Chesser)

/s/ Carla Cico	Director	March 10, 2014
(Carla Cico)

/s/ Kirk S. Hachigian	Director	March 10, 2014
(Kirk S. Hachigian)

/s/ Martin E. Welch III	Director	March 10, 2014
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Allegion plc:

In our opinion, the accompanying combined and consolidated balance sheets and the related combined and consolidated statements of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Allegion plc and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 10, 2014

Allegion plc Combined and Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2013	2012	2011
Net revenues	$2,093.5	$2,046.6	$2,021.2
Cost of goods sold	1,233.9	1,220.6	1,211.4
Selling and administrative expenses	486.2	457.4	450.8
Goodwill impairment charge	137.6	—	—
Operating income	235.8	368.6	359.0
Interest expense	10.2	1.5	1.4
Other expense (income), net	7.1	3.2	(4.6)
Earnings before income taxes	218.5	363.9	362.2
Provision for income taxes	174.2	135.9	130.5
Earnings from continuing operations	44.3	228.0	231.7
Discontinued operations, net of tax	(0.8)	(2.7)	(7.3)
Net earnings	43.5	225.3	224.4
Less: Net earnings attributable to noncontrolling interests	12.5	5.7	6.3
Net earnings attributable to Allegion plc	$31.0	$219.6	$218.1
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$31.8	$222.3	$225.4
Discontinued operations	(0.8)	(2.7)	(7.3)
Net earnings	$31.0	$219.6	$218.1
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.33	$2.32	$2.35
Discontinued operations	(0.01)	(0.03)	(0.08)
Net earnings	$0.32	$2.29	$2.27
Diluted:
Continuing operations	$0.33	$2.32	$2.35
Discontinued operations	(0.01)	(0.03)	(0.08)
Net earnings	$0.32	$2.29	$2.27

Allegion plc Combined and Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2013	2012	2011
Net earnings	$43.5	$225.3	$224.4
Other comprehensive income (loss)
Currency translation	(58.3)	21.4	(17.9)
Cash flow hedges and marketable securities
Unrealized net gains (losses) arising during period	7.0	5.3	(3.5)
Net (gains) losses reclassified into earnings	(0.9)	0.2	1.3
Tax (expense) benefit	(0.3)	0.2	(0.4)
Total cash flow hedges and marketable securities, net of tax	5.8	5.7	(2.6)
Pension and OPEB adjustments:
Prior service gains (costs) for the period	(2.3)	13.8	—
Net actuarial gains (losses) for the period	34.1	(23.0)	(5.5)
Amortization reclassified into earnings	4.2	5.0	5.7
Settlements/curtailments reclassified to earnings	(0.1)	2.7	—
Net loss resulting from Spin-off	(42.9)	—	—
Currency translation and other	(0.4)	(1.2)	(0.8)
Tax (expense) benefit	(28.2)	(2.5)	1.9
Total pension and OPEB adjustments, net of tax	(35.6)	(5.2)	1.3
Other comprehensive income (loss), net of tax	(88.1)	21.9	(19.2)
Total comprehensive income (loss), net of tax	$(44.6)	$247.2	$205.2
Less: Total comprehensive income attributable to noncontrolling interests	13.3	6.2	8.2
Total comprehensive income (loss) attributable to Allegion plc	$(57.9)	$241.0	$197.0
See accompanying notes to combined and consolidated financial statements.

Allegion plc
Combined and Consolidated Balance Sheets
In millions, except share amounts

December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$227.4	$317.5
Restricted cash	40.2	—
Accounts and notes receivable, net	266.1	288.2
Costs in excess of billings on uncompleted contracts	158.8	93.7
Inventories	155.8	166.4
Deferred taxes and current tax receivable	51.2	37.2
Other current assets	23.7	6.9
Total current assets	923.2	909.9
Property, plant and equipment, net	203.0	232.0
Goodwill	504.9	637.9
Intangible assets, net	146.1	150.5
Other noncurrent assets	202.7	53.5
Total assets	$1,979.9	$1,983.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211.3	$227.2
Accrued compensation and benefits	71.8	60.5
Accrued expenses and other current liabilities	111.6	92.7
Deferred taxes and current tax payable	23.9	0.1
Short-term borrowings and current maturities of long-term debt	71.9	2.2
Total current liabilities	490.5	382.7
Long-term debt	1,272.0	2.8
Postemployment and other benefit liabilities	110.6	121.5
Deferred and noncurrent income taxes	86.7	92.0
Other noncurrent liabilities	75.8	18.6
Total liabilities	2,035.6	617.6
Equity:
Allegion plc shareholders’ equity (deficit)
Ordinary shares, $0.01 par value (96,028,568 shares issued at December 31, 2013)	1.0	—
Capital in excess of par value	8.4	—
Retained earnings	0.4	—
Parent company investment	—	1,350.9
Accumulated other comprehensive loss	(96.6)	(7.7)
Total Allegion plc shareholders’ equity (deficit)	(86.8)	1,343.2
Noncontrolling interest	31.1	23.0
Total equity (deficit)	(55.7)	1,366.2
Total liabilities and equity	$1,979.9	$1,983.8
See accompanying notes to combined and consolidated financial statements.

Allegion plc Combined and Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity (deficit)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Parent company's net investment	Non-controlling Interest
		Amount	Shares
Balance at December 31, 2010	$1,481.6	$—	—	$—	$—	$(8.0)	$1,465.4	$24.2
Net earnings	224.4	—	—	—	—	—	218.1	6.3
Other comprehensive income (loss)	(19.2)	—	—	—	—	(21.1)	—	1.9
Dividends declared to noncontrolling interest	(9.3)	—	—	—	—	—	—	(9.3)
Distribution/contribution to/from Parent Company	(240.6)	—	—	—	—	—	(240.6)	—
Other	(1.1)	—	—	—	—	—		(1.1)
Balance at December 31, 2011	1,435.8	—	—	—	—	(29.1)	1,442.9	22.0
Net earnings	225.3	—	—	—	—	—	219.6	5.7
Other comprehensive income (loss)	21.9	—	—	—	—	21.4	—	0.5
Dividends declared to noncontrolling interest	(5.2)	—	—	—	—	—	—	(5.2)
Distribution/contribution to/from Parent Company	(311.6)	—	—	—	—	—	(311.6)	—
Balance at December 31, 2012	1,366.2	—	—	—	—	(7.7)	1,350.9	23.0
Net earnings	43.5	—	—	—	4.7	—	26.3	12.5
Other comprehensive income (loss)	(88.1)	—	—	—	—	(88.9)	—	0.8
Shares issued under incentive stock plans	1.3	—	—	1.3	—	—	—	—
Share-based compensation	5.5	—	—	0.8	—	—	4.7	—
Dividends declared to noncontrolling interest	(5.2)	—	—	—	—	—	—	(5.2)
Change in Parent Company investment	(1,378.9)	—	—	—	—	—	(1,378.9)	—
Conversion of Parent Company investment	—	1.0	96.0	6.3	(4.3)	—	(3.0)	—
Balance at December 31, 2013	$(55.7)	$1.0	96.0	$8.4	$0.4	$(96.6)	$—	$31.1
See accompanying notes to combined and consolidated financial statements.

Allegion plc Combined and Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net earnings	$43.5	$225.3	$224.4
Loss from discontinued operations, net of tax	0.8	2.7	7.3
Adjustments to arrive at net cash provided by operating activities:
Goodwill impairment charge	137.6	—	—
Depreciation and amortization	46.1	43.8	46.0
(Gain) loss on sale of property, plant and equipment	(21.8)	0.1	2.0
Deferred income taxes	16.8	(3.9)	0.8
Other items	(29.3)	12.8	9.5
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	26.8	1.9	(12.0)
Inventories	5.4	(0.6)	(12.9)
Other current and noncurrent assets	79.4	(14.6)	(22.3)
Increase (decrease) in:
Accounts payable	(16.7)	8.0	25.5
Other current and noncurrent liabilities	(63.9)	(3.6)	4.5
Net cash provided by continuing operating activities	224.7	271.9	272.8
Net cash used in discontinued operating activities	(0.8)	(2.7)	(7.3)
Net cash provided by operating activities	223.9	269.2	265.5
Cash flows from investing activities:
Capital expenditures	(20.2)	(19.6)	(25.5)
Restricted cash	(40.2)	—	—
Proceeds from sale of property, plant and equipment	41.7	2.1	2.8
Proceeds from business dispositions, net of cash sold	—	—	19.2
Net cash used in investing activities	(18.7)	(17.5)	(3.5)
Cash flows from financing activities:
Short-term borrowings, net	38.9	(1.0)	(2.5)
Proceeds from long-term debt	1,300.0	—	—
Payments of long-term debt	—	(0.1)	(0.1)
Net proceeds (repayments) in debt	1,338.9	(1.1)	(2.6)
Debt issuance costs	(29.1)	—	—
Dividends paid to noncontrolling interests	(5.2)	(5.2)	(9.3)
Net transfers to Parent and affiliates	(1,598.3)	(311.6)	(240.6)
Proceeds from shares issued under incentive plans	1.3	—	—
Other, net	—	—	(1.1)
Net cash used in financing activities	(292.4)	(317.9)	(253.6)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	6.9	(9.9)
Net decrease in cash and cash equivalents	(90.1)	(59.3)	(1.5)
Cash and cash equivalents – beginning of period	317.5	376.8	378.3
Cash and cash equivalents – end of period	$227.4	$317.5	$376.8
See accompanying notes to combined and consolidated financial statements.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company") is a leading global company that creates peace of mind by pioneering safety and security. The Company offers an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands including CISA®, Interflex®, LCN®, Schlage® and Von Duprin®.

On December 1, 2013, Allegion became a stand-alone public company after Ingersoll-Rand plc ("Ingersoll Rand") completed the separation of its commercial and residential security businesses (the "Business") from the rest of Ingersoll Rand, via the transfer of the Business from Ingersoll Rand to Allegion and the issuance by Allegion of ordinary shares directly to Ingersoll Rand’s shareholders (the "Spin-off"). As part of the Spin-off, Allegion issued one ordinary share for every three ordinary shares of Ingersoll Rand held of record as of 5:00 p.m., New York City time on November 22, 2013. Allegion ordinary shares trade under the symbol ''ALLE'' on the New York Stock Exchange. Allegion issued a total of approximately 96.0 million ordinary shares in the Spin-off.
Basis of presentation: The Combined and Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as defined by the Financial Accounting Standards Board ("FASB") within the FASB Accounting Standards Codification ("ASC").
Prior to the Spin-off, the Company’s combined and consolidated financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Ingersoll Rand and included allocations for direct costs and indirect costs attributable to the operations of the Company. The Company’s financial statements as of December 31, 2012 and for the years ended December 31, 2012 and 2011 are on a combined basis and presented as carve-out financial statements as the Company was not a separate consolidated company prior to the Spin-off. Subsequent to the Spin-off, the Company’s financial statements as of and for the year ended December 31, 2013 are presented on a consolidated basis as the Company became a separate consolidated group.

The Company’s Combined and Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Ingersoll Rand, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. The Company used certain underlying activity drivers as a basis of allocation including revenue, assets, head-count utilization and other factors. Note 19 provides information regarding general overhead allocations. The Company believes such allocations are reasonable, however these Combined and Consolidated Financial Statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, equity or cash flows would have been had the Company operated as a stand-alone public company for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying Combined and Consolidated Financial Statements follows:

Principles of Consolidation: The Combined and Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Combined and Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Allegion in the Combined and Consolidated Statement of Comprehensive Income.

Partially-owned equity affiliates generally represent 20-50% ownership interests in investments and where we demonstrate significant influence in investments, but do not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Transactions between the Company and Ingersoll Rand and its affiliates are herein referred to as "related party" or "affiliated" transactions. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, pension plans, postretirement benefits other than pensions, taxes, environmental costs, product liability and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Combined and Consolidated Statement of Comprehensive Income in the period that they are determined.

Currency Translation:  Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the Equity section of the Combined and Consolidated Balance Sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within Net earnings.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with GAAP. Available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by GAAP, a loss is recorded in the Combined and Consolidated Statement of Comprehensive Income.

Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2013 and 2012, approximately 46% and 49%, respectively, of all inventory utilized the LIFO method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. Changes in the financial condition of customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding the Company's estimates. The Company's estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; trade accounts receivable aging; and historical loss experience. The Company reserved $5.5 million and $4.4 million for doubtful accounts as of December 31, 2013 and 2012, respectively.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost, less accumulated depreciation. Assets placed in service are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset except for leasehold improvements, which are depreciated over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

Buildings	10	to	50	years
Machinery and equipment	2	to	12	years
Software	2	to	7	years

Repair and maintenance costs that do not extend the useful life of the asset are charged against earnings as incurred. Major replacements and significant improvements that increase asset values and extend useful lives are capitalized.

The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In accordance with GAAP, goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed by U.S. GAAP. For those reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit's carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

The calculation of estimated fair value is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.

Recoverability of other intangible assets with indefinite useful lives (i.e. Trademarks) is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	25	years
Trademarks	25	years
Completed technology/patents	10	years
Other	25	years

Recoverability of intangible assets with finite useful lives is assessed in the same manner as property, plant and equipment as described above.

Income Taxes:  For purposes of the Company’s Combined and Consolidated Financial Statements for periods prior to the Spin-off, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from Ingersoll Rand. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Spin-off. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Spin-off. Cash paid for income taxes for the year ended December 31, 2013 was approximately $13.0 million.

The income tax accounts reflected in the Combined and Consolidated Balance Sheets as of December 31, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Spin-off. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Product Warranties:  Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

Revenue Recognition:  Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Both the persuasive evidence of a sales arrangement and fixed or determinable price criteria are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties. If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable. At the point of sale, the Company validates the existence of an enforceable claim that requires payment within a reasonable amount of time and assesses the collectability of that claim. If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received. Delivery is not considered to have occurred until the customer has taken title and assumed the risks and rewards of ownership. Service and installation revenue are recognized when earned. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order. In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred.

The Company offers various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company’s best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2013 and 2012, the Company had a customer claim accrual (contra receivable) of $21.9 million and $20.8 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2013 and 2012, the Company had a sales incentive accrual of $21.0 million and $20.2 million, respectively. Each of these accruals represents the Company’s best estimate it expects to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Combined Financial Statements.

The Company provides equipment, integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2013, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued and losses are recognized in current earnings.

The Company enters into sales arrangements that contain multiple elements, such as equipment, installation and service revenue. For multiple element arrangements, each element is evaluated to determine the separate units of accounting. The total arrangement consideration is then allocated to the separate units of accounting based on their relative selling price at the inception of the arrangement. The relative selling price is determined using vendor specific objective evidence ("VSOE") of selling price, if it exists; otherwise, third-party evidence ("TPE") of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, a best estimate of the selling price is developed for that deliverable. The Company primarily utilizes VSOE to determine its relative selling price. The Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, the basic revenue recognition criteria have been met, and only customary refund or return rights related to the delivered elements exist.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 20 for further details of environmental matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2013, 2012 and 2011, these expenditures amounted to approximately $39.6 million, $38.2 million and $38.9 million, respectively and consist of salaries, wages, benefits, building costs and other overhead expenses.

Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years. Refer to Note 5 for further details on software.

Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 10 for further details on employee benefit plans.

Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using inputs derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve and, in certain instances, with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 20 for further details on loss contingencies.

Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency rates. The Company recognizes all derivatives on the Combined and Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 9 for further details on derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance was effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have a significant impact on the Combined and Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 Derivatives and Hedging (Topic 815), "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate." ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting in addition to interest rates on direct Treasury obligation of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The requirements of ASU 2013-10 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists." With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The requirements of ASU 2013-11 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

NOTE 3 – MARKETABLE SECURITIES

At December 31, long-term marketable securities included within Other noncurrent assets in the Combined and Consolidated Balance Sheets were as follows:

	2013			2012
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$4.0	$16.2	$20.2	$5.5	$11.2	$16.7

NOTE 4 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2013	2012
Raw materials	$68.3	$80.4
Work-in-process	34.5	22.2
Finished goods	86.8	95.5
	189.6	198.1
LIFO reserve	(33.8)	(31.7)
Total	$155.8	$166.4

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2013	2012
Land	$16.5	$16.5
Buildings	126.3	132.7
Machinery and equipment	344.4	356.3
Software	82.0	81.3
	569.2	586.8
Accumulated depreciation	(366.2)	(354.8)
Total	$203.0	$232.0

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $36.1 million, $34.3 million and $34.7 million, which includes amounts for software amortization of $12.6 million, $10.4 million and $6.3 million, respectively.

NOTE 6 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill are as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2011 (gross)	$339.0	$532.3	$107.5	$978.8
Currency translation	—	4.4	2.6	7.0
December 31, 2012 (gross)	339.0	536.7	110.1	985.8
Acquisitions and adjustments *	23.8	—	(23.8)	—
Currency translation	—	3.3	1.3	4.6
December 31, 2013 (gross)	362.8	540.0	87.6	990.4
Accumulated impairment **	—	(478.6)	(6.9)	(485.5)
Goodwill (net)	$362.8	$61.4	$80.7	$504.9

* During 2013, the Company reclassified goodwill related to a product line transfer from the Asia Pacific segment to the Americas segment.

** Accumulated impairment consists of charges of $137.6 million (EMEIA), $341.0 million (EMEIA) and $6.9 million (Asia Pacific) recorded in 2013, 2008 and 2007, respectively, as a result of the Company's impairment testing. During the third quarter of 2013 the Company performed an interim impairment test on goodwill of its EMEIA reporting unit. In relation to the 2012 annual impairment test, the Company disclosed that the fair value of its EMEIA reporting unit exceeded its carrying value by 2.5% as of October 1, 2012. The Company continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and, in the third quarter of 2013, determined it was required to complete the first step of a two-step interim impairment test, as defined under U.S. GAAP. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the EMEIA reporting unit was less than its carrying value; consequently, the Company completed the second step of the interim impairment test, which resulted in a $137.6 million non-cash pre-tax goodwill impairment charge.
During 2013, the Company renegotiated a significant joint venture contract within its Asia Pacific - Other reporting unit and moved the related product line to its Americas segment. As a result of these business changes, the Company completed the first step of the two-step impairment test. This reporting unit has goodwill of approximately $57 million.
The Asia Pacific - Other reporting unit exceeded its carrying value by 6.8% as of October 1, 2013. Below are key assumptions and a sensitivity analysis. Under the income approach the Company assumed a weighted average discount rate of 13.0%, near term growth rates ranging from (1.3%) to 15.9% and a terminal growth rate of 4.0%. Under the market approach, the Company assumed a weighted average implied multiple of 0.9 and 10.5 times projected 2012 revenue and earnings before interest, taxes, depreciation and amortization (EBITDA), respectively, based on industry market data. Holding other assumptions constant, a 1.0% increase in the discount rate would result in a $7.8 million decrease in the estimated fair value of the reporting unit, a 1.0% decrease in the long-term growth rate would result in a $5.5 million decrease in the estimated fair value of the reporting unit. Either of these scenarios individually would result in the reporting unit failing step 1, which would lead to any or all of the reporting unit's $57 million of goodwill to be impaired.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2013			2012
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$26.4	$(23.6)	$2.8	$24.1	$(21.7)	$2.4
Customer relationships	107.8	(38.1)	69.7	103.7	(32.9)	70.8
Trademarks (finite-lived)	101.4	(36.8)	64.6	97.4	(31.5)	65.9
Other	13.4	(13.4)	—	15.8	(13.4)	2.4
Total finite-lived intangible assets	249.0	$(111.9)	137.1	241.0	$(99.5)	141.5
Trademarks (indefinite-lived)	9.0		9.0	9.0		9.0
Total	$258.0		$146.1	$250.0		$150.5

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2013, 2012 and 2011 was $9.5 million, $9.5 million and $11.3 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $10 million for 2014, $8 million for 2015, $8 million for 2016, $8 million for 2017, and $8 million for 2018.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each 2013, 2012 and 2011. In each year, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2013, 2012 and 2011.

NOTE 8 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	December 31, 2013	December 31, 2012
Term Loan A Facility due 2018	$500.0	$—
Term Loan B Facility due 2020	500.0	—
5.75% Senior notes due 2021	300.0	—
Other debt, including capital leases, maturing in various amounts through 2016	2.8	2.8
Other short-term borrowings	41.1	2.2
Total long-term debt	$1,343.9	$5.0
Less current portion of long term debt	71.9	2.2
	$1,272.0	$2.8

Senior Secured Credit Facilities

In November 2013, the Company entered into a credit agreement providing for (i) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million “tranche A” Term Loan Facility due in 2018 (the “Term Loan A Facility”) and a $500 million “tranche B” Term Loan Facility due in 2020 (the “Term Loan B Facility,” and together with the Term Loan A Facility, the “Term Facilities”), and (ii) a $500 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its “Senior Secured Credit Facilities.” The net proceeds of the Term Facilities were distributed to Ingersoll Rand in connection with the Spin-off.

Term Facilities. The Term Loan A Facility amortizes in quarterly installments, with the first such installment due at the end of the first quarter of 2014, at the following rates per year: 5% in year one; 5% in year two and 10% in each year thereafter, with the final installment due on September 27, 2018. The Term Loan B Facility amortizes in quarterly installments, with the first such installment due at the end of the first quarter of 2014, in an amount equal to 1.00% per annum, with the balance due on September 27, 2020.

Revolver. The five-year Senior Secured Revolving Credit Facility permits borrowings of up to $500 million. The Revolver is comprised of two tranches: a $400 million tranche available in U.S. Dollars and a multi-currency tranche capped at $100 million. The Revolver also includes $100.0 million available for the issuance of letters of credit, however outstanding letters of credit reduce availability under the Revolver. The Revolver matures and the commitments thereunder will terminate on September 27, 2018. The Company pays certain fees with respect to the Revolver, including a commitment fee on the undrawn portion of the Revolver of 0.30% per year. At December 31, 2013, the Company did not have any borrowings outstanding under the Revolver and had $24.6 million of letters of credit outstanding.

Guarantees and Collateral. The indebtedness, obligations and liabilities under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by Allegion plc and certain of its restricted subsidiaries, and will be secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of Borrower and each domestic guarantor (including (i) a perfected pledge of all of the capital stock of the “Borrower” and each direct, wholly-owned material restricted subsidiary held by the Borrower or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, accounts, inventory, equipment, general intangibles, commercial tort claims, investment property, intellectual property, material fee-owned real property, letter-of-credit rights, intercompany notes and proceeds of the foregoing, except for certain excluded assets.

Mandatory Prepayments. In accordance with the Senior Secured Credit Facility, net cash proceeds of non-recourse asset sales and proceeds received from certain additional indebtedness will require prepayment of the Term Loans with proceeds received. In addition, starting with the year ended December 31, 2014 the Company may be required to apply between 0%-50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility. However, this percentage reduces to certain levels and eventually to zero upon achievement certain leverage ratios.

Voluntary Prepayments. The Company may voluntarily prepay outstanding Term Facilities in whole or in part at any time without premium or penalty (other than a 1.00% premium payable during the six months following the funding of the Senior Secured Credit Facilities (the "funding date") on certain amount of loans under the Term Loan B Facility subject to the payment of customary breakage costs in the case of LIBOR loans. Optional prepayments of the Term Facilities will be applied to the remaining installments at the direction of the borrower.

Commitments under the Revolver may be reduced in whole or in part at any time without premium or penalty.

Covenants. The Senior Secured Credit Facilities contain certain customary covenants that, among other things, limit or restrict (subject to certain exceptions) the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or redeem or repurchase capital stock.

In addition, the Senior Secured Credit Facilities contain certain financial covenants, which include a maximum leverage ratio and an interest expense coverage ratio. As of December 31, 2013, the Company is required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $100 million, to consolidated EBITDA. The ratio declines to 3.75 to 1.00 in the first quarter of 2015. In addition, as of December 31, 2013, the Company is required to have a minimum interest expense coverage ratio of 3.50 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. This ratio increases to 4.00 to 1.00 in the first quarter of 2015.

As of December 31, 2013 the Company was in compliance with all of these covenants.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of the borrower, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. As of December 31, 2013, the Company elected to borrow utilizing LIBOR. The applicable margin for borrowings under the Term Loan B Facility is 2.25% with respect to LIBOR borrowings (with an additional step-down based on certain leverage targets), with LIBOR for the Term Loan B Facility to be subject to a floor of 0.75% per annum. The applicable margin for borrowings under the senior secured revolving credit facility and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.75% to 2.25%. The margin for Term Loan A Facility borrowings was 2.00% as of December 31, 2013.

Senior Notes

In October 2013, Allegion US Holding Company Inc., the Company's wholly-owned subsidiary (the "Borrower"), issued $300 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes have not been registered under the Securities Act of 1933, as amended. The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The Senior Notes mature on October 1, 2021. The terms of the indenture governing the Senior Notes (the “Indenture”) provide that, among other things, the Senior Notes rank equally in right of payment to all of the issuer’s and Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of the issuer’s and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness. The Senior Notes are structurally subordinated to all of the existing and future liabilities of the Company's subsidiaries that do not guarantee the Senior Notes. The net proceeds of this indebtedness were distributed to Ingersoll Rand in connection with the Spin-off.

Guarantees. Allegion plc and certain of its subsidiaries joint and severally guarantee the issuer’s obligations under the Senior Notes on a senior unsecured basis.

Covenants. The Senior Notes contain certain customary covenants that, among other things, limit or restrict (subject to certain exceptions) the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or redeem or repurchase capital stock.

At December 31, 2013, future retirements for the amounts outstanding under the Senior Secured Credit Facilities and the Senior Notes are as follows:

In millions
2014	$30.0
2015	30.0
2016	55.0
2017	55.0
2018	355.0
Thereafter	775.0
Total	$1,300.0

At December 31, 2013, the weighted-average interest rate for borrowings was 2.6%% under the Senior Secured Credit Facilities and 5.75% under the Senior Notes. Cash paid for interest for the year ended December 31, 2013 was approximately $1.1 million.

Other borrowings

The Company had $43.9 million of other borrowings outstanding at December 31, 2013 consisting of a $40.2 million short-term note payable due in March 2014 and $2.7 million of capital leases at a weighted average interest rate of 1.6% maturing in various amounts to 2016. The $40.2 million of restricted cash presented on the Consolidated Balance Sheet at December 31, 2013 was pledged as collateral for the short-term note payable.

NOTE 9 – FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with currency rate exposures. These financial instruments are not used for trading or speculative purposes.

On the date a derivative contract is entered into, the Company designates the derivative instrument as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability, or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to accumulated other comprehensive income (AOCI).

Any ineffective portion of a derivative instrument’s change in fair value is recorded in Net earnings in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in Net earnings.

Currency Hedging Instruments

The notional amount of the Company’s currency derivatives were $147.7 million and $41.2 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, losses of $0.5 million and $0.2 million, net of tax, respectively, were included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2013, the maximum term of the Company’s currency derivatives was approximately 11 months.

The fair values of derivative instruments included within the Combined and Consolidated Balance Sheet as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2013	2012	2013	2012
Derivatives designated as hedges:
Currency derivatives	$0.7	$0.1	$—	$—
Derivatives not designated as hedges:
Currency derivatives	—	—	2.7	0.3
Total derivatives	$0.7	$0.1	$2.7	$0.3

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012	2011		2013	2012	2011
Currency derivatives	$0.5	$(1.1)	$0.3	Cost of goods sold	$(1.3)	$(0.2)	$(1.3)

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a regular basis and present no significant credit risk to the Company.

NOTE 10 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of our U.S. employees. Additionally, the Company has non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.

Pension Plans

The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key employees.

On December 1, 2013, in connection with the Spin-off, various defined benefit plans were established for both U.S. and non-U.S. based employees. All plans were re-measured as of December 1, 2013 in connection with the Spin-off. The Schlage Lock Company LLC Pension Plan ("Schlage plan") was established to provide retirement benefits to Allegion employees and former Allegion employees who were participants in certain Ingersoll Rand pension plans (the “Parent Pension Plans”). The Schlage plan assumed all liabilities under the Parent Pension Plans related to Allegion participants- active and former. Assets were transferred to the Schlage plan in accordance with Section 414(l) of the Internal Revenue Code ("the Code").

The Schlage Lock Company LLC NQ Pension plans ("Schlage NQ plans") were established in connection with the Spin-off to provide retirement benefits to Allegion employees and former Allegion employees who were participants in the certain Ingersoll Rand non-qualified pension plans (collectively, the “Parent NQ Pension Plans”). The Schlage NQ plans assumed all liabilities under the Parent NQ Pension Plans related to Schlage NQ plans participants. These are unfunded plans.

The Schlage Lock Company LLC Other Postemployment Benefits Plan ("Schlage OPEB plan") was established in connection with the Spin-off. The Schlage OPEB plan provides other postemployment benefits to Allegion employees and former Allegion employees who were participants in certain Ingersoll Rand Other Postemployment Benefits Plans (collectively, the “Parent OPEB Plans”). The Schlage OPEB plan assumed all liabilities under the Parent OPEB Plans related to Schlage plan participants. This is an unfunded plan.

The Allegion UK Pension Plan ("Allegion UK Plan") was also established in connection with the Spin-off to provide retirement benefits to Allegion employees, former Allegion employees and those members for whom Ingersoll Rand Security Technologies Ltd. was legally responsible who were participants in the Ingersoll Rand UK Pension Plan. The Allegion UK plan assumed all liabilities under the Ingersoll Rand UK Pension Plan. Assets were transferred to the Allegion UK plan in accordance with a Transfer Agreement. All liabilities and corresponding plan assets related to remaining non-U.S. plans were transferred at the time of the Spin-off.

In June 2012, Ingersoll Rand's Board of Directors approved amendments to the retirement plans in which the Company had previously participated for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 automatically received the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees received the 2% non-matching contribution into the applicable defined contribution plan. As a result of these changes, the Company's projected benefit obligations for the amended plans were remeasured as of June 8, 2012, which included updating the discount rate assumption to 4.00% from the 4.25% assumed at December 31, 2011. The amendments resulted in a 2012 curtailment loss of $2.4 million. The amendment and remeasurement resulted in an increase of $2.1 million to the projected benefit obligation, an increase of $4.0 million to the plan assets, an actuarial gain of $1.9 million and a credit of $2.4 million to prior service cost during 2012.

The following table details information regarding the Company’s pension plans at December 31:

	U.S.			NON-U.S.
In millions	2013		2012	2013		2012
Change in benefit obligations:
Benefit obligation at beginning of year	$276.9		$273.5	$235.9		$198.6
Service cost	7.8		9.6	3.5		3.1
Interest cost	10.1		11.0	10.7		10.3
Employee contributions	—		—	0.3		0.2
Amendments	2.3		0.2	—		—
Actuarial (gains) losses	(58.5)		9.6	8.0		25.2
Benefits paid	(14.8)		(15.0)	(9.0)		(8.4)
Currency translation	—		—	8.2		9.8
Curtailments and settlements	—		(8.6)	(1.2)		(2.2)
Transfers	—		(2.0)	—		—
Liabilities assumed from Spin-off	8.3		—	133.4	(a)	—
Other, including expenses paid	(0.8)		(1.4)	8.1		(0.7)
Benefit obligation at end of year	$231.3		$276.9	$397.9		$235.9
Change in plan assets:
Fair value at beginning of year	$230.9		$226.1	$183.4		$166.9
Actual return on assets	1.6		17.1	17.6		10.5
Company contributions	—		3.2	11.6		9.5
Employee contributions	—		—	0.3		0.2
Benefits paid	(14.8)		(15.0)	(9.0)		(8.4)
Currency translation	—		—	7.6		8.1
Settlements	—		—	(1.1)		(2.1)
Assets received from Spin-off	10.2		—	121.6	(a)	—
Other, including expenses paid	(19.4)	(b)	(0.5)	5.6		(1.3)
Fair value of assets end of year	$208.5		$230.9	$337.6		$183.4
Funded status:
Plan assets less than the benefit obligations	$(22.8)		$(46.0)	$(60.3)		$(52.5)
Amounts included in the balance sheet:
Accrued compensation and benefits	—		—	(1.2)		(0.9)
Postemployment and other benefit liabilities	(22.8)		(46.0)	(59.1)		(51.6)
Net amount recognized	$(22.8)		$(46.0)	$(60.3)		$(52.5)

(a)
Represents the benefit obligation and plan assets transferred to the Allegion UK plan as a result of the combination of plans related to Allegion employees, former Allegion employees and those members for whom Ingersoll Rand Security Technologies Ltd. was legally responsible.

(b)
Consists of the difference between the preliminary assets allocated to Allegion for the Combined Financial Statements as of December 31, 2012 and 2011 (which were allocated based on relative accumulated benefit obligations) and the actual assets allocated in the Spin-off in accordance with the agreed upon methodology between Allegion and Ingersoll Rand (based on the provisions of Section 414(l) of the Code).

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2013, approximately 4% of our projected benefit obligation relates to plans that are not funded of which the majority are Non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2012	$(2.0)	$(81.1)	$(83.1)
Current year changes recorded to Accumulated other comprehensive income (loss)	(2.3)	30.8	28.5
Amortization reclassified to earnings	0.6	3.8	4.4
Net loss resulting from Spin-off	—	(1.7)	(1.7)
Other	(0.5)	2.0	1.5
December 31, 2013	$(4.2)	$(46.2)	$(50.4)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2012	$(0.5)	$(69.0)	$(69.5)
Current year changes recorded to Accumulated other comprehensive income (loss)	—	(0.3)	(0.3)
Amortization reclassified to earnings	0.1	1.8	1.9
Settlements/curtailments reclassified to earnings	—	(0.1)	(0.1)
Net loss resulting from Spin-off	—	(39.6)	(39.6)
Currency translation and other	0.1	(2.0)	(1.9)
December 31, 2013	$(0.3)	$(109.2)	$(109.5)

Weighted-average assumptions used:

Benefit obligations at December 31,	2013	2012
Discount rate:
U.S. plans	5.00%	3.75%
Non-U.S. plans	4.50%	4.50%
Rate of compensation increase:
U.S. plans	3.50%	4.00%
Non-U.S. plans	4.75%	4.25%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $217.2 million and $248.4 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for all Non-U.S. defined benefit pension plans was $382.5 million and $225.6 million at December 31, 2013 and 2012, respectively.

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2013	2012	2013	2012
Projected benefit obligation	$231.3	$276.9	$397.9	$234.6
Accumulated benefit obligation	217.2	248.4	382.5	224.7
Fair value of plan assets	208.5	230.9	337.6	182.4

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2014	$13.5	$15.8
2015	13.6	15.4
2016	12.9	15.9
2017	13.8	16.7
2018	15.1	17.1
2019 - 2023	90.4	98.6

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2013	2012	2011
Service cost	$7.8	$9.6	$10.0
Interest cost	10.1	11.0	11.7
Expected return on plan assets	(10.6)	(11.7)	(15.3)
Net amortization of:
Prior service costs	0.6	1.0	1.0
Plan net actuarial losses	3.8	4.1	3.0
Net periodic pension benefit cost	11.7	14.0	10.4
Net curtailment and settlement (gains) losses	—	2.4	—
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$11.7	$16.4	$10.4
Amounts recorded in continuing operations	$11.7	$16.4	$10.4

	NON-U.S.
In millions	2013	2012	2011
Service cost	$3.5	$3.1	$2.9
Interest cost	10.7	10.3	11.1
Expected return on plan assets	(10.0)	(9.7)	(10.7)
Other adjustments	2.1	—	—
Net amortization of:
Prior service costs	0.1	—	0.1
Plan net actuarial losses	1.8	1.7	2.0
Net periodic pension benefit cost	8.2	5.4	5.4
Net curtailment and settlement (gains) losses	(0.2)	0.3	—
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$8.0	$5.7	$5.4
Amounts recorded in continuing operations	$8.0	$5.7	$5.4

The curtailment and settlement losses in 2013 are related to the creation of the Allegion UK Plan in connection with the Spin-off. The curtailment and settlement losses in 2012 are associated with amendments to the pension plans and lump sum distributions under the supplemental benefit plans for officers and other key employees.

Pension expense for 2014 is projected to be approximately $17.6 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2013. The amounts expected to be recognized in net periodic pension cost during the year ended December 31, 2014 for prior service cost and plan net actuarial losses are $0.8 million and $4.8 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2013	2012	2011
Discount rate:
U.S. plans
For the period January 1 to June 7	3.75%	4.25%	5.00%
For the period June 8 to November 30	3.75%	4.00%	5.00%
For the period December 1 to December 31	4.75%	4.00%	5.00%
Non-U.S. plans	4.50%	5.00%	5.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.25%	4.00%	4.50%
Expected return on plan assets:
U.S. plans	4.75%	5.75%	7.25%
Non-U.S. plans	5.25%	5.75%	6.25%

The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. Each plan is reviewed and its historical returns and target asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The overall objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. The goal is to achieve this while trying to mitigate volatility in plan funded status, contribution, and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Each plan’s funded status and asset allocation is monitored regularly in addition to investment manager performance.

The fair values of the Company’s U.S. pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$1.5	$—	$1.5
Equity mutual funds	—	42.1	—	42.1
Fixed income investments:
U.S. government and agency obligations	—	74.9	—	74.9
Corporate and non-U.S. bonds(a)	—	68.2	—	68.2
	—	143.1	—	143.1
Total assets at fair value	$—	$186.7	$—	$186.7
Receivables and payables, net (b)				21.8
Net assets available for benefits				$208.5

(a)	This includes state and municipal bonds.

(b)	Includes a $20 million receivable from Ingersoll Rand in accordance with the terms of the Employee Matters Agreement.

The fair values of the Company’s U.S. pension plan assets at December 31, 2012 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$2.4	$—	$2.4
Commingled funds – equity specialty(a)	—	43.4	—	43.4
Fixed income investments:
U.S. government and agency obligations	—	83.9	—	83.9
Corporate and non-U.S. bonds(b)	—	92.3	—	92.3
Asset-backed and mortgage-backed securities	—	4.5	—	4.5
Other fixed income(c)	—	—	0.3	0.3
	—	180.7	0.3	181.0
Real estate(d)	—	—	2.7	2.7
Total assets at fair value	$—	$226.5	$3.0	$229.5
Receivables and payables, net				1.4
Net assets available for benefits				$230.9

(a)	This includes commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This includes state and municipal bonds.

(c)	This includes group annuity and guaranteed interest contracts as well as other miscellaneous fixed income securities.

(d)	This includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$10.2	$—	$10.2
Equity mutual funds	—	134.2	—	134.2
Corporate and non-U.S. bonds	—	185.6	—	185.6
Real estate(a)	—	—	0.7	0.7
Other(b)	—	—	2.6	2.6
Total assets at fair value	$—	$330.0	$3.3	$333.3
Receivables and payables, net				4.3
Net assets available for benefits				$337.6

(a)	This includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	This primarily includes insurance contracts.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2012 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.5	$0.8	$—	$2.3
Commingled funds – equity specialty(a)	—	68.4	—	68.4
Commingled funds – fixed income specialty(b)	—	113.2	—	113.2
Real estate(c)	—	—	1.6	1.6
Total assets at fair value	$1.5	$182.4	$1.6	$185.5
Receivables and payables, net				(2.1)
Net assets available for benefits				$183.4

(a)	This includes commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This comprises commingled and registered mutual funds that focus on fixed income securities.

(c)	This includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments.

See Note 11 for additional information related to the fair value hierarchy defined by ASC 820, Fair Value Measurement.

The Company did not make any contributions to the U.S. pension plans in 2013 and made required and discretionary contributions to its U.S. pension plans of $3.2 million in 2012, and $0.1 million in 2011 and to the Non-U.S. pension plans of $11.6 million in 2013, $9.5 million in 2012, and $2.5 million in 2011. The Company currently projects that approximately $17.0 million will be contributed primarily to its Non-U.S. plans in 2014. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2014 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $14.5 million, $7.6 million, and $6.4 million in 2013, 2012 and 2011, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $4.7 million, $5.4 million and $4.8 million in 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that permits certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance share plan awards, and restricted stock units received upon commencement of employment. On December 1, 2013 the Company assumed a liability of $12.0 million related to Allegion employees and former Allegion employees. As of December 31, 2013 the deferred compensation liability balance was $11.9 million.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement plan that provides for healthcare benefits, and in some instances, life insurance benefits that cover certain eligible employees. The Company funds postretirement benefit obligations principally on a pay-as-you-go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory.

On December 1, 2013 the Schlage Lock Company LLC Postretirement other than Pensions Plan ("Schlage Postretirement Plan") was established in connection with the Spin-off. The Schlage Postretirement Plan provides postretirement benefits other than pensions to Allegion employees and former Allegion employees who were participants in certain Ingersoll Rand Postretirement

Benefits Other than Pension Plans. The Schlage Postretirement Plan assumed all liabilities related to Schlage Postretirement Plan participants and no assets were transferred to the Schlage Postretirement plan.

The Ingersoll Rand Board of Directors approved amendments in February 2012 to its postretirement medical plan with respect to post-65 retiree medical coverage. Effective January 1, 2013, Ingersoll Rand discontinued offering company-sponsored retiree medical coverage for certain individuals age 65 and older. Ingersoll Rand transitioned affected individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees eligible for subsidized company coverage who purchase individual Medicare supplemental coverage through Ingersoll Rand’s third-party Medicare coordinator that can be used towards reducing premiums and other qualified medical expenses.

As a result of these changes, the Company's projected benefit obligations were remeasured as of February 1, 2012, which included updating the discount rate assumption to 3.75% from the 4.00% assumed at December 31, 2011. The remeasurement resulted in a decrease of $13.4 million to the projected benefit obligation, an actuarial loss of $0.6 million and a credit of $14.0 million to prior service cost.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$18.0	$28.9
Service cost	0.3	0.3
Interest cost	0.5	0.7
Plan participants’ contributions	—	0.3
Actuarial (gains) losses	(3.6)	3.1
Benefits paid, net of Medicare Part D subsidy	(1.0)	(1.3)
Amendments	—	(14.0)
Benefit obligations at end of year	$14.2	$18.0

Funded status:
Plan assets less than benefit obligations	$(14.2)	$(18.0)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(1.1)	$(1.0)
Postemployment and other benefit liabilities	(13.1)	(17.0)
Total	$(14.2)	$(18.0)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2012	$12.1	$(6.6)	$5.5
Current year changes recorded to Accumulated other comprehensive income (loss)	—	3.6	3.6
Amortization reclassified to earnings	(2.2)	0.1	(2.1)
Net gain / (loss) resulting from Spin-off	(2.8)	1.2	(1.6)
Balance at December 31, 2013	$7.1	$(1.7)	$5.4

The components of net periodic postretirement benefit cost (income) for the years ended December 31 were as follows:

In millions	2013	2012	2011
Service cost	$0.3	$0.3	$0.8
Interest cost	0.5	0.7	1.3
Net amortization of:
Prior service gains	(2.2)	(2.0)	(0.4)
Net actuarial losses	0.1	0.2	—
Net periodic postretirement benefit cost (income)	$(1.3)	$(0.8)	$1.7

Postretirement income for 2014 is projected to be $0.9 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2014 for prior service gains and plan net actuarial losses are $1.6 million and less than $0.1 million, respectively.

Assumptions:	2013	2012	2011
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	4.00%	3.25%	4.00%
Net periodic benefit cost
For the period January 1 to January 31	3.25%	4.00%	5.00%
For the period February 1 to November 30	3.25%	3.75%	5.00%
For the period December 1 to December 31	4.00%	3.75%	5.00%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	7.65%	8.05%	8.45%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2013:

In millions	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$0.1	$(0.1)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2014	$1.1
2015	1.2
2016	1.2
2017	1.2
2018	1.3
2019 - 2023	5.9

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 – Inputs based on quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value at December 31, 2013 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.2	$—	$—	$20.2
Derivative instruments	—	0.7	—	0.7
Total asset recurring fair value measurements	$20.2	$0.7	$—	$20.9
Liabilities:
Derivative instruments	$—	$2.7	$—	$2.7
Total liability recurring fair value measurements	$—	$2.7	$—	$2.7
Financial instruments not carried at fair value:
Total debt	$—	$1,312.6	$—	$1,312.6
Total financial instruments not carried at fair value	$—	$1,312.6	$—	$1,312.6

Assets and liabilities measured at fair value at December 31, 2012 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$16.7	$—	$—	$16.7
Derivative instruments	—	0.1	—	0.1
Total asset recurring fair value measurements	$16.7	$0.1	$—	$16.8
Liabilities:
Derivative instruments	$—	$0.3	$—	$0.3
Total liability recurring fair value measurements	$—	$0.3	$—	$0.3

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Derivative instruments – These instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures. The fair value of the derivative instruments are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.

•
Debt – These securities are recorded at cost and include senior notes and borrowings under the Company's senior secured credit facility. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2013 are the same as those used at December 31, 2012. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 12 – EQUITY

Ordinary Shares

As discussed in Note 1, on December 1, 2013, Ingersoll-Rand completed the separation of the commercial and residential security businesses of Ingersoll Rand from the rest of Ingersoll Rand, via the transfer of the Business from Ingersoll Rand to Allegion and the issuance by Allegion of ordinary shares directly to Ingersoll Rand’s shareholders. As part of the Spin-off, Allegion issued one ordinary share for every three ordinary shares of Ingersoll Rand held of record as of 5:00 p.m., New York City time on November 22, 2013. Allegion ordinary shares trade under the symbol “ALLE” on the New York Stock Exchange. Allegion issued a total of approximately 96.0 million ordinary shares in the Distribution. Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2013.

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2011	$5.2	$(90.5)	$56.2	$(29.1)
Other comprehensive income (loss), net of tax	5.7	(5.2)	20.9	21.4
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income (loss), net of tax	5.8	(35.5)	(59.2)	(88.9)
December 31, 2013	$16.7	$(131.3)	$18.0	$(96.6)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2013	2012	2011
Foreign currency items	$0.8	$0.5	$1.9
Total other comprehensive income (loss) attributable to noncontrolling interests	$0.8	$0.5	$1.9

NOTE 13 – SHARE-BASED COMPENSATION

Prior to the Spin-off, the Company’s employees participated in Ingersoll Rand’s share-based compensation plans pursuant to which they were granted share-based awards of Ingersoll Rand stock. Ingersoll Rand’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs"), stock appreciation rights ("SARs") and deferred compensation. The equity-based payment expense recorded by the Company prior to the Spin-off includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of equity-based compensation expense for Ingersoll Rand corporate employees who provided certain centralized support functions. The Compensation Committee of Ingersoll Rand's Board of Directors determined the recipients, type of awards to be granted and amounts of awards granted under the plans.

In connection with the Spin-off, stock options awarded under the plans that were vested and exercisable at the time of the Spin-off were converted into vested and exercisable stock options of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to separation. Additionally, holders of Ingersoll Rand vested stock options and SARs awards received one stock option of Allegion for every three Ingersoll Rand vested and exercisable stock options held. Stock options awarded under the plans that were unvested at the time of the Spin-off were converted to unvested stock options of the Company. In connection with the Spin-off, RSUs that vested on or after December 1, 2013 were converted into new equity awards of the Company, using a formula designed to preserve the intrinsic value of the awards immediately prior to separation. In general, PSUs held at the time of separation remain with Ingersoll Rand, and were not converted to PSUs of the Company.

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, RSUs, PSUs, and deferred compensation.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 5.0 million remains available as of December 31, 2013 for future incentive awards.

Compensation Expense

Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2013	2012	2011
Stock options	$2.4	$1.7	$2.1
RSUs	3.3	2.6	2.4
PSUs	1.0	1.5	(0.1)
Deferred compensation	1.7	0.5	(0.1)
Pre-tax expense	8.4	6.3	4.3
Tax benefit	(3.2)	(2.4)	(1.6)
Total	$5.2	$3.9	$2.7

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

The average fair value of the stock options granted for the year ended December 31, 2013 and 2012 was estimated to be $15.98 per share and $13.67 per share, respectively, using the Black-Scholes option-pricing model. The weighted average assumptions used were the following:

	2013	2012
Dividend yield	1.27%	1.33%
Volatility	39.22%	43.62%
Risk-free rate of return	1.53%	0.92%
Expected life	5.9 years	5.1 years

For grants issued prior to December 1, 2013, expected volatility is based on the historical volatility from traded options on Ingersoll Rand's stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical data is used to estimate forfeitures within Ingersoll Rand’s valuation model. The expected life of Ingersoll Rand’s stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

For grants issued on or after December 1, 2013, expected volatility is based on the weighted average of the implied volatility of a group of the Company’s peers. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical peer data is used to estimate forfeitures within the Company’s valuation model. The expected life of the Company’s stock option awards granted post separation is derived from the simplified approach based on the weighted average time to vest and the remaining contractual term, and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Shares subject to option	Weighted- average exercise price (a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2010	1,947,180	$33.54
Granted	207,962	44.95
Exercised	(526,327)	32.54
Cancelled	(145,565)	33.91
Transferred, net	(203,693)	35.22
December 31, 2011	1,279,557	35.49
Granted	144,051	40.63
Exercised	(194,860)	26.18
Cancelled	(13,159)	42.65
Transferred, net	(113,460)	35.00
December 31, 2012	1,102,129	37.77
Granted	321,808	47.35
Exercised	(611,792)	33.78
Impact of spin-off	1,669,911	$—
Outstanding December 31, 2013	2,482,056	$25.21	$47.1	5.1
Exercisable December 31, 2013	1,829,827	$22.54	$39.6	4.2

(a)
The weighted average exercise price for periods ending prior to December 1, 2013 represents the exercise price of awards prior to conversion to awards of the Company. The weighted average exercise price of awards on or after December 1, 2013 represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2013	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2013	Weighted- average remaining life (years)	Weighted- average exercise price
10.01	—	20.00	610,645	4.4	15.90	589,110	4.3	15.80
20.01	—	30.00	1,425,513	4.7	25.61	1,196,973	4.2	25.50
30.01	—	40.00	267,480	8.2	32.30	43,744	4.0	32.22
40.01	—	50.00	178,418	6.5	43.27	—	—	—
			2,482,056	5.1	$25.21	1,829,827	4.2	$22.54

At December 31, 2013, there was $4.6 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the year ended December 31, 2013 and 2012 was $1.2 million and $3.8 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2013, 2012 and 2011:

	RSUs	Weighted- average grant date fair value (a)
Outstanding and unvested at December 31, 2010	195,900	$25.35
Granted	93,464	44.86
Vested	(71,438)	23.88
Cancelled	(37,324)	33.90
Transfers, net	(14,533)	24.44
Outstanding and unvested at December 31, 2011	166,069	$35.11
Granted	68,429	40.70
Vested	(72,300)	29.99
Cancelled	(7,931)	41.47
Transfers, net	(10,214)	34.73
Outstanding and unvested at December 31, 2012	144,053	$40.02
Granted	195,590	48.42
Vested	(71,776)	38.94
Impact of spin-off	110,350	—
Outstanding and unvested at December 31, 2013	378,217	$33.59

(a)
The weighted average grant date fair value for periods ending prior to December 1, 2013 represents the fair value of awards granted with respect to Ingersoll Rand ordinary shares, prior to conversion to awards of the Company. The weighted average grant date fair value of awards on or after December 1, 2013 represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2013, there was $8.4 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of Performance Share Units based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

Awards granted in 2011 were based upon Ingersoll Rand’s relative earnings-per-share (EPS) growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period.

In 2011, the Compensation Committee of Ingersoll Rand's Board of Directors (the "Ingersoll Rand Compensation Committee") approved certain changes to Ingersoll Rand's PSP to be implemented beginning with the 2012 grant year. Under these changes, PSUs were based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of Ingersoll Rand's stock on the date of grant, and 50% upon a market condition, measured by Ingersoll Rand’s relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the three-year performance period. The fair value of the market condition was estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

In 2012, the Ingersoll Rand Compensation Committee approved a change to fix the measurement of EPS for all outstanding 2011 PSUs effective January 31, 2012. This change results in fixed accounting being applied as of the date of change. The fair value of Ingersoll Rand’s stock price used to fix the remaining amount of expense to be recorded over the life of the awards was $34.94.

In December 2013, the Company’s Compensation Committee issued PSUs that are earned based upon the TSR of the Company’s share performance compared to the TSR of the 41 companies currently comprising the S&P 400 Capital Goods Index over the three-year performance period based on the change in the 30 day average price for the index from December 2013 to the 30 day average price for the index in December 2016. The fair value of the market condition is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise correlations between each entity. The model utilizes a peer group of 41 members.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2013, 2012 and 2011:

	PSUs	Weighted-average grant date fair value (a)
Outstanding and unvested at December 31, 2010	397,416	$20.42
Granted	71,900	46.73
Vested	(112,496)	16.95
Forfeited	(72,620)	28.75
Transfers, net	(30,078)	27.10
Outstanding and unvested at December 31, 2011	254,122	$27.10
Granted	37,746	50.75
Forfeited	(126,982)	17.80
Transfers, net	(22,430)	39.13
Outstanding and unvested at December 31, 2012	142,456	$39.13
Granted	75,172	34.90
Vested	(34,701)	34.94
Impact of spin-off	(120,044)	—
Outstanding and unvested at December 31, 2013	62,883	$29.27

(a)
The weighted average grant date fair value for periods ending prior to December 1, 2013 represents the fair value of awards granted with respect to Ingersoll Rand ordinary shares, prior to conversion to awards of the Company. The weighted average grant date fair value of awards on or after December 1, 2013 represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2013, there was $1.7 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 – RESTRUCTURING & SEPARATION COSTS

Restructuring

During 2013, 2012, and 2011, the Company incurred costs of $5.8 million, $7.5 million, and $0.3 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. In the second quarter of 2011, the Company released approximately $2.2 million of previously accrued restructuring charges as a result of the decision to discontinue a portion of the Company's restructuring plans. As of December 31, 2013, the Company had $2.8 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Restructuring charges recorded during the years ended December 31 were as follows:

In millions	2013	2012	2011
Americas	$0.1	$1.7	$(0.8)
EMEIA	5.7	5.8	1.1
Total	$5.8	$7.5	$0.3
Cost of goods sold	$3.1	$3.0	$0.1
Selling and administrative expenses	2.7	4.5	0.2
Total	$5.8	$7.5	$0.3

The changes in the restructuring reserve were as follows:

In millions	Americas	EMEIA	Total
December 31, 2011	$1.7	$0.4	$2.1
Additions, net of reversals	1.7	5.8	7.5
Cash and non-cash uses	(3.4)	(3.2)	(6.6)
December 31, 2012	—	3.0	3.0
Additions, net of reversals	0.1	5.7	5.8
Cash and non-cash uses	(0.1)	(6.1)	(6.2)
Currency translation	—	0.2	0.2
December 31, 2013	$—	$2.8	$2.8

Separation costs

The Company incurred $5.9 million of separation costs during 2013 associated with the Spin-off. The components of separation costs incurred is presented below (in millions):

IT related	$1.5
HR releated	1.9
Finance related	0.7
Marketing and rebranding	0.6
Other	1.2
$5.9

Included in the above separation costs are $0.5 million of costs paid under a Transition Services Agreement with Ingersoll Rand, under which Ingersoll Rand provides certain services for a limited time after the Spin-off to help ensure an orderly transition following the distribution. See Note 19 for more information about the Transition Services Agreement.

NOTE 15 – OTHER EXPENSE (INCOME), NET

At December 31, the components of Other expense (income), net were as follows:

In millions	2013	2012	2011
Interest income	$(0.8)	$(0.1)	$(0.4)
Exchange (gain) loss	7.9	3.3	(4.1)
Other	—	—	(0.1)
Other expense (income), net	$7.1	$3.2	$(4.6)

Included within Exchange gain (loss) for the year ended December 31, 2013 is a $6.2 million realized foreign currency loss related to the devaluation of the Venezuelan Bolivar from the pre-existing exchange rate of 4.3 bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.

NOTE 16 – INCOME TAXES

The Company and its subsidiaries, prior to the Spin-off, were included in Ingersoll Rand's income tax returns in certain taxing jurisdictions. In preparing the combined and consolidated financial statements, the Company has determined the tax provision for those jurisdictions on a separate return basis.

Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2013	2012	2011
United States	$318.0	$317.0	$291.1
Non-U.S.	(99.5)	46.9	71.1
Total	$218.5	$363.9	$362.2

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2013	2012	2011
Current tax expense (benefit):
United States	$118.5	$121.3	$102.4
Non-U.S.	37.6	18.6	27.3
Total:	156.1	139.9	129.7
Deferred tax expense (benefit):
United States	6.9	(4.0)	(0.4)
Non-U.S.	11.2	—	1.2
Total:	18.1	(4.0)	0.8
Total tax expense (benefit):
United States	125.4	117.3	102.0
Non-U.S.	48.8	18.6	28.5
Total	$174.2	$135.9	$130.5

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2013	2012	2011
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(2.6)	(0.5)	(1.1)
State and local income taxes (1)	5.6	2.8	2.3
Valuation allowances	16.4	0.5	0.6
Goodwill impairment charge	18.6	—	—
Reserves for uncertain tax positions	4.5	0.6	1.7
Tax on unremitted earnings	3.4	—	—
Production incentives	(2.3)	—	—
Other adjustments	1.1	(1.1)	(2.5)
Effective tax rate	79.7%	37.3%	36.0%

(1)	Net of changes in valuation allowances

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2013	2012
Deferred tax assets:
Inventory and accounts receivable	$5.6	$7.0
Fixed assets and intangibles	116.4	1.5
Postemployment and other benefit liabilities	17.5	12.7
Other reserves and accruals	3.7	10.3
Net operating losses and credit carryforwards	35.0	25.3
Investment and other asset basis differences	—	7.3
Other	0.3	1.2
Gross deferred tax assets	178.5	65.3
Less: deferred tax valuation allowances	(46.9)	(5.8)
Deferred tax assets net of valuation allowances	$131.6	$59.5
Deferred tax liabilities:
Fixed assets and intangibles	$(33.4)	$(46.3)
Unremitted earnings of foreign subsidiaries	(7.5)	—
Other reserves and accruals	(0.5)	(1.8)
Other	(1.5)	(0.7)
Gross deferred tax liabilities	(42.9)	(48.8)
Net deferred tax assets (liabilities)	$88.7	$10.7

Deferred tax account balances from 2012 were recast to conform to current year presentation. The material changes in deferred tax account balances result from the tax write-up of certain US fixed assets and intangible assets immediately prior to the Spin-off and the write-down of certain intangible assets in EMEIA.

At December 31, 2013, $7.5 million of deferred tax was recorded for certain undistributed earnings of foreign subsidiaries. No deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been and under certain plans will continue to be, permanently reinvested in these subsidiaries. The Company and Ingersoll Rand have not finalized the allocation of undistributed earnings for certain subsidiaries that were not wholly transferred to Allegion during the Spin-off. Because of this and other factors, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions, including, but not limited to, the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2013, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$15.0	2026 & 2027
U.S. Federal credit carryforwards	0.3	2024-Unlimited
U.S. State net operating loss carryforwards	7.9	2014-2032
Non-U.S. net operating loss carryforwards	100.0	2014-Unlimited
Non-U.S. credit carryforwards	9.9	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Germany, Spain, Turkey and the United Kingdom.

The Company evaluates its deferred income tax assets to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a "more likely than not" standard. This assessment considers the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2013	2012	2011
Beginning balance	$5.8	$9.7	$9.8
Increase to valuation allowance	44.9	1.8	2.0
Decrease to valuation allowance	(0.5)	(0.1)	—
Net equity with parent	(4.0)	(5.9)	(1.6)
Accumulated other comprehensive income (loss)	0.7	0.3	(0.5)
Ending balance	$46.9	$5.8	$9.7

During 2013, the valuation allowance increased by $41.1 million. This increase is the result of changes in jurisdictional profitability and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $40.6 million and $63.6 million as of December 31, 2013, and December 31, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $40.6 million as of December 31, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2013	2012	2011
Beginning balance	$63.6	$63.0	$53.3
Additions based on tax positions related to the current year	9.0	1.7	1.6
Net equity adjustment with former parent	(25.4)	—	—
Additions based on tax positions related to prior years	0.5	4.3	17.6
Reductions based on tax positions related to prior years	(6.9)	(3.7)	(8.7)
Reductions related to settlements with tax authorities	—	(1.6)	—
Reductions related to lapses of statute of limitations	(0.7)	—	(0.1)
Translation (gain)/loss	0.5	(0.1)	(0.7)
Ending balance	$40.6	$63.6	$63.0

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $11.5 million and $18.2 million at December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the Company recognized a $15.2 million reduction in the reserve related to interest and penalties, net of tax, through Parent Company Investment. For the year ended December 31, 2013 and 2012, the Company recognized $4.3 million and $1.6 million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $5.9 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, Italy, Mexico and the United States. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. As of December 31, 2013, the Company has agreed to indemnify Ingersoll Rand $4.1 million for various tax matters, exclusive of interest and penalties of $2.6 million, which is reflected as an Other Noncurrent Liability. In addition, the Company has recorded a $47.2 million indemnity payable to Ingersoll Rand related to a filing for competent authority relief, which is reflected as an Other Noncurrent Liability. As part of this competent authority filing, the Company has also recorded a $47.2 million as an Other Noncurrent Asset. The $47.2 million is exclusive of interest in the amount of $6.6 million. The Company also has an indemnity receivable from Ingersoll Rand in the amount of $9.4 million, exclusive of $0.2 million of interest, reflected as an Other Noncurrent Asset. The indemnity receivable is primarily related to additional competent authority relief filings.

In September 2013, the Internal Revenue Service released final tangible personal property regulations regarding the deduction and capitalization of expenditures related to tangible property. The new rules will become effective for taxable years beginning on or after January 1, 2014. While the Company is still finalizing its analysis, the Company does not believe that these regulations will have a material impact on its Combined and Consolidated Financial Statements.

NOTE 17 – DISCONTINUED OPERATIONS

Integrated Systems and Services Divestiture

On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Americas segment, designs, installs and services security systems. The Company reported this business as a discontinued operation for all periods presented. During 2011, the Company recorded a pre-tax loss on sale of $6.7 million ($1.5 million after-tax) within discontinued operations.

Net revenues and after-tax earnings of the Integrated Systems and Services business for the year endeds December 31 were as follows:

In millions	2013	2012	2011
Net revenues	$—	$—	$72.2
After-tax earnings (loss) from operations	$(0.3)	$(0.5)	$(1.3)
Gain (loss) on sale, net of tax	—	(1.5)	(5.2)
Discontinued operations, net of tax	$(0.3)	$(2.0)	$(6.5)

Other divestitures

Other discontinued operations recognized a loss of $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

NOTE 18 – EARNINGS PER SHARE (EPS)

Basic EPS is calculated by dividing Net earnings attributable to Allegion plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans.

Basic and Diluted EPS for all periods prior to the Spin-off reflect the number of distributed shares on December 1, 2013, or 96.0 million shares. For 2013 year to date calculations, these shares are treated as issued and outstanding from January 1, 2013 for purposes of calculating historical basic EPS. At the time of the Spin-off, stock options and restricted stock awards were converted to awards of Allegion, and therefore there were no dilutive securities outstanding for historical periods. For 2013, the Company determined its weighted average dilutive share outstanding assuming that the date of our separation from Ingersoll Rand was the beginning of the period. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations.

In millions	2013	2012	2011
Weighted-average number of basic shares	96.0	96.0	96.0
Shares issuable under incentive stock plans	0.1	—	—
Weighted-average number of diluted shares	96.1	96.0	96.0

NOTE 19 – RELATED PARTY TRANSACTIONS

Ingersoll Rand provided the Company’s subsidiaries with certain centrally managed services and corporate function support in the areas of finance, information technology, employee benefits, legal, human resources, integrated supply chain and marketing through November 30, 2013. In addition, as discussed in Note 10, certain employees of the Company’s subsidiaries were eligible to participate in certain Ingersoll Rand employee benefit plans that were sponsored and administered by Ingersoll Rand or its affiliates.

The Company’s subsidiaries use of these services and its participation in these employee benefit plans generate both direct and indirect costs. These direct and indirect costs and benefits relating to the services and benefit plans are charged to the Company’s subsidiaries and are included in Cost of goods sold and Selling and administrative expenses.

Costs associated with centrally managed services have been billed to the Company’s subsidiaries on the basis of direct usage. Historically, Ingersoll Rand corporate allocations have been generally allocated to the Company’s subsidiaries on the basis of revenue, assets, payroll expense, and selling and administrative expenses. Incremental corporate costs have been allocated to the Company’s subsidiaries on a similar basis. Costs are allocated to the Company’s subsidiaries using allocation methods that management believes are reasonable.

The Combined and Consolidated Financial Statements reflect these direct and indirect costs through a corporate overhead allocation. For the years ended December 31, these allocated Ingersoll Rand costs amount to:

	2013	2012	2011
Centrally managed service costs	$104.6	$94.8	$86.7
Historical Ingersoll Rand corporate overhead allocations	36.6	53.5	52.0
Incremental corporate costs not previously allocated to businesses	33.3	28.4	21.8
Total	$174.5	$176.7	$160.5

Ingersoll Rand provided centralized treasury functions for the Company’s subsidiaries, whereby, Ingersoll Rand regularly transferred cash both to and from the Company’s subsidiaries, as necessary. Loans receivable/payable from/to related parties have been included in Parent company investment in the Combined Financial Statements for the years ended December 31, 2012 and

2011. Intercompany receivables/payables from/to related parties arising from the corporate overhead activity described above have been included in Parent company investment in the Combined Financial Statements for the years ended December 31, 2012 and 2011.

The Company entered into a Transition Services Agreement with Ingersoll Rand, under which Ingersoll Rand provides certain services for a limited time after the Spin-off to help ensure an orderly transition. Under the Transition Services Agreement, the Company receives certain services, including services for information technology, human resources and labor and finance and accounting support as well as other corporate support services, from Ingersoll Rand and/or third party providers at specified prices. These services are planned to extend for a period of up to twenty-four months in most circumstances. The Company paid $0.5 million in the fourth quarter of 2013 to Ingersoll Rand for services provided under transition services agreements.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental and product warranty matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
Environmental Matters
The Company is dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities.
The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.
In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.
The Company incurred $2.1 million, $2.9 million, and $1.9 million of expenses during the years ended December 31, 2013, 2012 and 2011, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2013 and 2012, the Company has recorded reserves for environmental matters of $10.8 million and $11.8 million, respectively. Of these amounts $2.9 million and $2.5 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2013 and 2012 was $4.2 million and $2.3 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2013	2012
Balance at beginning of period	$9.6	$9.1
Reductions for payments	(5.7)	(4.9)
Accruals for warranties issued during the current period	5.0	4.9
Changes to accruals related to preexisting warranties	1.0	0.4
Translation	—	0.1
Balance at end of period	$9.9	$9.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.
Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $35.3 million in 2013, $35.5 million in 2012 and $22.7 million in 2011. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $15.9 million in 2014, $11.3 million in 2015, $7.5 million in 2016, $3.7 million in 2017, and $1.8 million in 2018.

NOTE 21 – BUSINESS SEGMENT INFORMATION

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision making. The Company largely evaluates performance based on Segment operating income and Segment operating margins.

Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews, and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base its operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of Net revenues.

On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. Segment information for the Americas segment excludes the results of this business for all periods presented.

Each reportable segment is based primarily on the geography in which it operates. The operating segments have been aggregated as required by GAAP. A description of the Company’s reportable segments is as follows:

The Americas segment provides security products and solutions in approximately 30 countries throughout North America and parts of South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single- and multi-family residential markets. This segment’s strategic brands are Schlage, Von Duprin and LCN.

The EMEIA segment provides security products and solutions throughout Europe, the Middle East, India and Africa in approximately 85 countries. The segment offers customers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

The Asia Pacific segment provides security products and solutions throughout Asia Pacific in approximately 14 countries. The segment offers customers the same portfolio of products as the Americas segment, as well as video analytics solutions. This segment’s strategic brands are Schlage, CISA, Von Duprin and LCN.

Effective January 1, 2013, a product line was transferred from the Asia Pacific segment to the Americas segment. This transfer is reflected in the historical segment results for each of the fiscal years in the two-year period ended December 31, 2012.

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2013	2012	2011
Americas
Net revenues	$1,514.7	$1,471.9	$1,402.2
Segment operating income	390.0	377.2	347.8
Segment operating margin	25.7%	25.6%	24.8%
Depreciation and amortization	26.5	23.3	22.8
Capital expenditures	10.5	16.9	18.9
Total segment assets	856.6	883.3	883.4

EMEIA
Net revenues	425.3	428.3	476.0
Segment operating income (loss) (a)	(3.1)	8.2	19.4
Segment operating margin	(0.7)%	1.9%	4.1%
Depreciation and amortization	18.2	18.3	20.9
Capital expenditures	5.6	1.7	5.5
Total segment assets	525.6	724.4	798.5

Asia Pacific
Net revenues	153.5	146.4	143.0
Segment operating income (b)	25.4	11.4	11.9
Segment operating margin	16.5%	7.8%	8.3%
Depreciation and amortization	0.9	2.2	2.3
Capital expenditures	0.8	1.0	1.1
Total segment assets	403.3	310.9	294.8

Total net revenues	$2,093.5	$2,046.6	$2,021.2

Reconciliation to Operating Income
Segment operating income from reportable segments	$412.3	$396.8	$379.1
Asset impairment (a)	(137.6)	—	—
Unallocated corporate expense	(38.9)	(28.2)	(20.1)
Total operating income	$235.8	$368.6	$359.0
Total operating income as a percentage of revenues	11.3%	18.0%	17.8%
Depreciation and amortization from reportable segments	$45.6	$43.8	$46.0
Unallocated depreciation and amortization	0.5	—	—
Total depreciation and amortization	$46.1	$43.8	$46.0
Capital expenditures from reportable segments	$16.9	$19.6	$25.5
Corporate capital expenditures	3.3	—	—
Total capital expenditures	$20.2	$19.6	$25.5
Assets from reportable segments	$1,785.5	$1,918.6	$1,976.7
Unallocated assets (c)	194.4	65.2	59.5
Total assets	$1,979.9	$1,983.8	$2,036.2
(a) During the year ended December 31, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $137.6 million. This amount has been excluded from Segment operating income of the EMEIA segment as management excludes these charges from Operating income when making operating decisions about the business.
(b) Results for the year ended December 31, 2013, include a $21.5 million gain on a property sale in China.

(c) Unallocated assets consists of debt issuance costs, deferred income tax balances, and cash.
Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2013	2012	2011
Revenues
United States	$1,331.5	$1,299.3	$1,241.3
Non-U.S.	762.0	747.3	779.9
Total	$2,093.5	$2,046.6	$2,021.2

In millions	2013	2012
Long-lived assets
United States	$103.1	$148.1
Non-U.S.	237.0	225.4
Total	$340.1	$373.5

NOTE 22 – SUBSEQUENT EVENTS
On January 2, 2014, the Company's wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country. The acquisition of certain assets of the privately-owned company, which has distribution in other South and Central American countries, will enable Allegion to leverage its branded residential and commercial product lines to grow its presence in the Spanish-speaking South American security market.

Allegion now operates a 45,000-square-foot integrated plant in Bogota, Colombia and will continue to sell product under the Schlage brand, as well as the Inafer and Segurex brands. Allegion de Colombia has approximately 350 employees.

On February 11, 2014, the Company's Board of Directors (the Board) declared a quarterly dividend of $0.08 cents per ordinary share. The dividend is payable March 31, 2014 to shareholders of record on March 17, 2014.

The Board also authorized the repurchase of up to $200 million of the Company's ordinary shares. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management.

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2013, 2012 AND 2011
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2010	$4.3
Additions charged to costs and expenses	0.9
Deductions*	(2.0)
Business acquisitions and divestitures, net	0.2
Currency translation	—

Balance December 31, 2011	3.4
Additions charged to costs and expenses	2.4
Deductions*	(1.4)
Currency translation	—

Balance December 31, 2012	4.4
Additions charged to costs and expenses	2.9
Deductions*	(1.7)
Currency translation	(0.1)
Other	—

Balance December 31, 2013	$5.5

(*)	“Deductions” include accounts and advances written off, less recoveries.