Form 10-Q
period 2014-03-31
Allegion plc
filed 2014-04-30
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35971
_______________________________
ALLEGION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
_______________________________

Ireland	98-1108930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Block D
Iveagh Court
Harcourt Road
Dublin 2, Ireland
(Address of principal executive offices, including zip code)
+(353) (1) 2546200
(Registrant’s telephone number, including area code)
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of April 27, 2014 was 96,529,256.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2014	2013
Net revenues	$472.5	$473.3
Cost of goods sold	280.6	287.2
Selling and administrative expenses	125.1	117.3
Operating income	66.8	68.8
Interest expense	13.1	0.4
Other (gain) loss, net	(0.2)	7.5
Earnings before income taxes	53.9	60.9
Provision for income taxes	16.3	19.7
Earnings from continuing operations	37.6	41.2
Discontinued operations, net of tax	(0.2)	(0.2)
Net earnings	37.4	41.0
Less: Net earnings attributable to noncontrolling interests	1.8	1.6
Net earnings attributable to Allegion plc	$35.6	$39.4
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$35.8	$39.6
Discontinued operations	(0.2)	(0.2)
Net earnings	$35.6	$39.4
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.37	$0.41
Discontinued operations	—	—
Net earnings	$0.37	$0.41
Diluted:
Continuing operations	$0.37	$0.41
Discontinued operations	—	—
Net earnings	$0.37	$0.41
Weighted-average shares outstanding
Basic	96.3	96.0
Diluted	97.4	96.0

Dividends declared per ordinary share	$0.08	$—

Total comprehensive income	$23.4	$22.2
Less: Total comprehensive income attributable to noncontrolling interests	(1.0)	(2.0)
Total comprehensive income attributable to Allegion plc	$22.4	$20.2
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$205.4	$227.4
Restricted cash	40.1	40.2
Accounts and notes receivable, net	284.1	266.1
Costs in excess of billings on uncompleted contracts	143.8	158.8
Inventories	167.2	155.8
Other current assets	73.3	74.9
Total current assets	913.9	923.2
Property, plant and equipment, net	208.9	203.0
Goodwill	507.1	504.9
Intangible assets, net	143.5	146.1
Other noncurrent assets	204.5	202.7
Total assets	$1,977.9	$1,979.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$213.6	$211.3
Accrued expenses and other current liabilities	177.4	207.3
Short-term borrowings and current maturities of long-term debt	70.5	71.9
Total current liabilities	461.5	490.5
Long-term debt	1,264.4	1,272.0
Other noncurrent liabilities	280.3	273.1
Total liabilities	2,006.2	2,035.6
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	20.4	8.4
Retained earnings	28.0	0.4
Accumulated other comprehensive income (loss)	(109.8)	(96.6)
Total Allegion plc shareholders’ equity	(60.4)	(86.8)
Noncontrolling interests	32.1	31.1
Total equity	(28.3)	(55.7)
Total liabilities and equity	$1,977.9	$1,979.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2014	2013
Cash flows from operating activities:
Income from continuing operations	$37.6	$41.2
Depreciation and amortization	12.2	11.7
Changes in assets and liabilities and other non-cash items	(50.5)	(52.3)
Net cash provided by (used in) continuing operating activities	(0.7)	0.6
Net cash used in discontinued operating activities	(0.2)	(0.2)
Net cash provided by (used in) operating activities	(0.9)	0.4
Cash flows from investing activities:
Capital expenditures	(9.2)	(5.3)
Acquisition of businesses, net of cash acquired	(5.3)	—
Other investing activities, net	0.2	1.2
Net cash used in investing activities	(14.3)	(4.1)
Cash flows from financing activities:
Net debt proceeds (repayments)	(8.0)	1.7
Dividends paid to ordinary shareholders	(7.2)	—
Net transfers from former Parent and affiliates	—	19.3
Other, net	11.8	(2.8)
Net cash provided by (used in) continuing financing activities	(3.4)	18.2
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(18.2)
Net decrease in cash and cash equivalents	(22.0)	(3.7)
Cash and cash equivalents - beginning of period	227.4	317.5
Cash and cash equivalents - end of period	$205.4	$313.8
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed and consolidated financial statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed and consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the consolidated financial statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying condensed and consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.
The Company has revised its statement of cash flows for the three months ended March 31, 2013 to correct for an immaterial error.  The revision was made to correctly reflect a $1.2 million cash inflow within 'other investing activities, net' with a corresponding offset made to the ‘effect of exchange rate changes on cash and cash equivalents’ line item in the statement of cash flows.  The revisions did not change the total net decrease in cash and cash equivalents for the three months ended March 31, 2013.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists." With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The requirements of ASU 2013-11 do not have a significant impact on the Condensed and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. The Company has not assessed what impact, if any, the ASU 2014-08 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2014	December 31, 2013
Raw materials	$62.1	$68.3
Work-in-process	40.3	34.5
Finished goods	99.0	86.8
	201.4	189.6
LIFO reserve	(34.2)	(33.8)
Total	$167.2	$155.8

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2013 (gross)	$362.8	$540.0	$87.6	$990.4
Acquisitions	2.4	—	—	2.4
Currency translation	0.1	(0.2)	(0.1)	(0.2)
March 31, 2014 (gross)	365.3	539.8	87.5	992.6
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
Goodwill (net)	$365.3	$61.2	$80.6	$507.1
* The Company recorded a $137.6 million goodwill impairment charge in the EMEIA segment in the third quarter of 2013.

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$26.8	$(24.0)	$2.8	$26.4	$(23.6)	$2.8
Customer relationships	107.9	(39.5)	68.4	107.8	(38.1)	69.7
Trademarks (finite-lived)	100.9	(37.6)	63.3	101.4	(36.8)	64.6
Other	13.4	(13.4)	—	13.4	(13.4)	—
Total finite-lived intangible assets	249.0	$(114.5)	134.5	249.0	$(111.9)	137.1
Trademarks (indefinite-lived)	9.0		9.0	9.0		9.0
Total	$258.0		$143.5	$258.0		$146.1

Intangible asset amortization expense was $2.5 million for the three months ended March 31, 2014 and 2013. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $10 million for full year 2014, $8 million for 2015, $8 million for 2016, $8 million for 2017, and $8 million for 2018.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Acquisition

On January 2, 2014, the Company's wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country for approximately $5.3 million in cash.

Note 7 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2014	December 31, 2013
Term Loan A Facility due 2018	$493.8	$500.0
Term Loan B Facility due 2020	498.8	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.2	2.8
Other short-term borrowings	40.1	41.1
Total debt	$1,334.9	$1,343.9
Less: current portion of long term debt	70.5	71.9
	$1,264.4	$1,272.0

Senior Secured Credit Facilities

A wholly-owned subsidiary of the Company has a credit agreement providing for (i) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million “tranche A” Term Loan Facility due in 2018 (the "Term Loan A Facility") and a $500 million "tranche B" Term Loan Facility due in 2020 (the "Term Loan B Facility," and together with the Term Loan A Facility, the "Term Facilities"), and (ii) a $500 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its "Senior Secured Credit Facilities." In the first quarter of 2014, the Company repaid $7.5 million of principal on its Term Loan A and Term Loan B Facilities in accordance with the terms of its senior secured credit facility. At March 31, 2014, the Company did not have any borrowings outstanding under the Revolver and had $29.1 million of letters of credit outstanding, which reduces the availability under the Revolver.

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The applicable margin for borrowings under the Term Loan B Facility is 2.25%, with LIBOR for the Term Loan B Facility to be subject to a floor of 0.75% per annum. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.75% to 2.25%. The margin for Term Loan A Facility borrowings was 2.00% as of March 31, 2014.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes have not been registered under the Securities Act of 1933, as amended. The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The Senior Notes mature on October 1, 2021.

At March 31, 2014, the weighted-average interest rate for borrowings was 2.6% under the Term Loan Facilities and 5.75% under the Senior Notes.

Note 8 – Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with currency rate exposures. These financial instruments are not used for trading or speculative purposes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The net notional amount of the Company’s currency derivatives was $179.4 million and $209.6 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, losses of $0.7 million and $0.5 million, net of tax, respectively, were included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2014, the maximum term of the Company’s currency derivatives was approximately 9 months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$1.1	$0.7	$—	$—
Derivatives not designated as hedges:
Currency derivatives	0.4	—	—	2.7
Total derivatives	$1.5	$0.7	$—	$2.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31 were as follows:

	Amount of gain recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives	$0.7	$0.8	Cost of goods sold	$0.4	$0.2

Concentration of Credit Risk

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Note 9 – Pensions and Postretirement Benefits Other than Pensions

The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of its U.S. employees. Additionally, the Company has non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
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
The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

	U.S.		Non-U.S.
In millions	2014	2013	2014	2013
Service cost	$1.8	$2.2	$1.2	$0.8
Interest cost	2.8	2.5	4.3	2.6
Expected return on plan assets	(2.8)	(2.6)	(4.3)	(2.4)
Net amortization of:
Prior service costs	0.2	0.1	—	—
Plan net actuarial losses	0.5	1.0	0.7	0.4
Net periodic pension benefit cost	$2.5	$3.2	$1.9	$1.4
The Company made required and discretionary employer contributions of $0.5 million and $0.3 million to its defined benefit pension plans during the three months ended March 31, 2014 and 2013, respectively. Additional contributions of approximately $16.5 million are expected during the remainder of 2014.
Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that provide for healthcare benefits, and in some instances, life insurance benefits that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay as you go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

In millions	2014	2013
Service cost	$0.1	$0.1
Interest cost	0.1	0.2
Net amortization of:
Prior service gains	(0.4)	(0.4)
Net actuarial losses	—	0.1
Net periodic postretirement benefit cost	$(0.2)	$—

Note 10 – Fair Value Measurement

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value at March 31, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$19.3	$—	$—	$19.3
Derivative instruments	—	1.5	—	1.5
Total asset recurring fair value measurements	$19.3	$1.5	$—	$20.8
Financial instruments not carried at fair value
Total debt	$—	$1,348.2	$—	$1,348.2
Total financial instruments not carried at fair value	$—	$1,348.2	$—	$1,348.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.2	$—	$—	$20.2
Derivative instruments	—	0.7	—	0.7
Total asset recurring fair value measurements	$20.2	$0.7	$—	$20.9
Liabilities:
Derivative instruments	$—	$2.7	$—	$2.7
Total liability recurring fair value measurements	$—	$2.7	$—	$2.7
Financial instruments not carried at fair value
Total debt	$—	$1,356.3	$—	$1,356.3
Total financial instruments not carried at fair value	$—	$1,356.3	$—	$1,356.3
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

•
Debt – These securities are recorded at cost and include senior notes maturing through 2021. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2014 are the same as those used at December 31, 2013. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	96.0
Shares issued under incentive plans, net	0.3
March 31, 2014	96.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the three months ended March 31, 2014 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$(86.8)	$31.1	$(55.7)
Net earnings	35.6	1.8	37.4
Currency translation	(12.1)	(0.8)	(12.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(0.4)	—	(0.4)
Pension and OPEB adjustments, net of tax	(0.7)	—	(0.7)
Total comprehensive income	22.4	1.0	23.4
Share-based compensation	3.4	—	3.4
Dividends to ordinary shareholders	(7.7)	—	(7.7)
Shares issued under incentive plans, net	11.8	—	11.8
Other	(3.5)	—	(3.5)
Balance at March 31, 2014	$(60.4)	$32.1	$(28.3)
The components of Equity for the three months ended March 31, 2013 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$1,343.2	$23.0	$1,366.2
Net earnings	39.4	1.6	41.0
Currency translation	(26.5)	0.4	(26.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.2	—	2.2
Pension and OPEB adjustments, net of tax	5.1	—	5.1
Total comprehensive income	20.2	2.0	22.2
Dividends to noncontrolling interests	—	(2.8)	(2.8)
Distribution/contribution to/from Parent Company	19.3	—	19.3
Balance at March 31, 2013	$1,382.7	$22.2	$1,404.9
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$18.0	$(96.6)
Other comprehensive income before reclassifications	0.1	—	(12.1)	(12.0)
Amounts reclassified from accumulated other comprehensive income	(0.4)	(0.7)	—	(1.1)
Tax (expense) benefit	(0.1)	—	—	(0.1)
March 31, 2014	$16.3	$(132.0)	$5.9	$(109.8)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income before reclassifications	2.4	4.1	(26.5)	(20.0)
Amounts reclassified from accumulated other comprehensive income	(0.2)	1.0	—	0.8
Tax (expense) benefit	—	—	—	—
March 31, 2013	$13.1	$(90.6)	$50.6	$(26.9)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	2014	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(0.4)	Cost of goods sold
	(0.4)	Earnings before income taxes
	—	Provision for income taxes
	$(0.4)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Actuarial (gains) losses	$(0.7)	(a)
Settlements/curtailments reclassified to earnings	—	(a)
	(0.7)	Earnings before income taxes
	—	Provision for income taxes
	(0.7)	Earnings from continuing operations

Total reclassifications for the period	$(1.1)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	2013	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(0.2)	Cost of goods sold
	(0.2)	Earnings before income taxes
	—	Provision for income taxes
	$(0.2)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(0.5)	(a)
Actuarial (gains) losses	1.5	(a)
	1.0	Earnings before income taxes
	—	Provision for income taxes
	1.0	Earnings from continuing operations

Total reclassifications for the period	$0.8	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

Note 12 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs) and deferred compensation.

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three months ended March 31 were as follows:

In millions	2014	2013
Stock options	$1.1	$0.6
RSUs	1.9	0.9
PSUs	0.3	0.2
Deferred compensation	0.2	0.1
Pre-tax expense	3.5	1.8
Tax benefit	(1.3)	(0.7)
After-tax expense	$2.2	$1.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	185,297	$19.56	115,800	$16.50
RSUs	77,499	$54.13	47,875	$52.60

The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2014	2013
Dividend yield	0.60%	1.60%
Volatility	36.55%	42.14%
Risk-free rate of return	1.94%	0.85%
Expected life	6.0 years	5.1 years

For grants issued prior to December 1, 2013, expected volatility is based on the historical volatility from traded options on Ingersoll Rand's stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical data is used to estimate forfeitures within Ingersoll Rand's valuation model. The expected life of the Ingersoll Rand's stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

For grants issued on or after December 1, 2013, expected volatility is based on the weighted average of the implied volatility of a group of the Company’s peers due to the lack of trading history for the Company's ordinary shares. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical peer data is used to estimate forfeitures within the Company’s valuation model. The expected life of the Company’s stock option awards granted post separation is derived from the simplified approach based on the weighted average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2014, the Company granted PSUs with a maximum award level of approximately 0.2 million shares.~~50%50%~~

In December 2013, the Company’s Compensation Committee issued PSUs that are earned based upon the total shareholder return (TSR) of the Company’s share performance compared to the TSR of the 41 companies currently comprising the S&P 400 Capital Goods Index over the three-year performance period based on the change in the 30 day average price for the index from December 2013 to the 30 day average price for the index in December 2016. The fair value of the market condition is estimated using a Monte Carlo simulation.

In March 2014, the Company’s Compensation Committee issued PSUs that were based 50% upon a performance condition, measured at each performance period by EPS growth, and 50% upon a market condition, measured by the Company’s relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 13 – Restructuring Activities
Restructuring
Restructuring charges recorded during the three months ended March 31 were as follows:

In millions	2014	2013
Americas	$—	$0.1
EMEIA	0.4	4.4
Total	$0.4	$4.5
Cost of goods sold	$—	$2.4
Selling and administrative expenses	0.4	2.1
Total	$0.4	$4.5
The changes in the restructuring reserve during the three months ended March 31, 2014 were as follows:

In millions	EMEIA	Total
December 31, 2013	$2.8	$2.8
Additions	0.4	0.4
Cash and non-cash uses	(0.9)	(0.9)
March 31, 2014	$2.3	$2.3

During the three months ended March 31, 2014 and 2013, the Company incurred costs of $0.4 million and $4.5 million, respectively, associated with restructuring actions. These actions included workforce reductions, as well as the closure and consolidation of manufacturing facilities, in an effort to increase efficiencies across multiple lines of business. As of March 31, 2014, the Company had $2.3 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

The Company will begin another restructuring plan in the second quarter of 2014 to reorganize its EMEIA operations to eliminate overhead and increase operational efficiency. Restructuring charges related to this plan may be material.

Note 14 – Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2014	2013
Interest income	$(0.2)	$(0.1)
Exchange loss	0.1	7.5
Other	(0.1)	0.1
Other (gain) loss, net	$(0.2)	$7.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Included within Exchange loss for the three months ended March 31, 2013 is a $6.2 million realized foreign currency translation loss related to the devaluation of the Venezuelan Bolivar from the pre-existing exchange rate of 4.3 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.

Note 15 – Income Taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were 30.3% and 32.3%, respectively. The decrease in the effective tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, partially offset by lower discrete tax benefits.

Note 16 – Earnings Per Share (EPS)

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

Basic and Diluted EPS for all periods prior to the Spin-off reflect the number of distributed shares on December 1, 2013, or 96.0 million shares. These shares are treated as issued and outstanding from January 1, 2013 for purposes of calculating historical basic EPS for the three months ended March 31, 2013. At the time of the Spin-off, stock options and RSU awards were converted to awards of Allegion, and therefore there were no dilutive securities outstanding for historical periods.
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

In millions	2014	2013
Weighted-average number of basic shares	96.3	96.0
Shares issuable under incentive stock plans	1.1	—
Weighted-average number of diluted shares	97.4	96.0

Note 17 – Business Segment Information

The Company classifies its businesses into the following three reportable segments based on industry and market focus: Americas, EMEIA and Asia Pacific.

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

Effective January 1, 2013, a product line was transferred from the Asia Pacific segment to the Americas segment. Within the Quarterly Condensed and Consolidated Financial Statements for the three months ended March 31, 2013, goodwill was reclassified from the Asia Pacific segment to the Americas segment.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2014	2013
Net revenues
Americas	$345.4	$351.3
EMEIA	105.1	100.7
Asia Pacific	22.0	21.3
Total	$472.5	$473.3
Segment operating income (loss)
Americas	$86.0	$82.4
EMEIA	(1.2)	(5.4)
Asia Pacific	(3.0)	(1.1)
Total	$81.8	$75.9
Reconciliation to Operating income
Unallocated corporate expense	(15.0)	(7.1)
Operating income	$66.8	$68.8
Reconciliation to Earnings before income taxes
Interest expense	13.1	0.4
Other (gain) loss, net	(0.2)	7.5
Earnings before income taxes	$53.9	$60.9

Note 18 – Commitments and Contingencies

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

During the three months ended March 31, 2014 and 2013, the Company incurred $0.8 million and $0.6 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $10.5 million and $10.8 million, respectively. Of these amounts, $2.9 million and $2.9 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

term. The Company's total current environmental reserve at March 31, 2014 and December 31, 2013 was $3.9 million and $4.2 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2014	2013
Balance at beginning of period	$9.9	$9.6
Reductions for payments	(1.6)	(1.3)
Accruals for warranties issued during the current period	1.8	0.9
Changes to accruals related to preexisting warranties	(0.7)	0.1
Translation	—	(0.1)
Balance at end of period	$9.4	$9.2

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

Note 19 – Subsequent Events

On April 9, 2014, the Company's Board of Directors declared a quarterly dividend of $0.08 cents per ordinary share. The dividend is payable June 30, 2014 to shareholders of record on June 16, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following section is qualified in its entirety by the more detailed information, including our condensed and consolidated financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

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

Recent Developments

Venezuela Currency Volatility

Venezuela is a highly inflationary economy under GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar (USD), which is the current rate at which all of our VEF denominated net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 10.7 VEF to $1 at March 31, 2014. Allegion does not currently qualify for this SICAD rate. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of U.S. Dollars from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for U.S. Dollars for any purpose. The SICAD 2 exchange rate closed at 50.9 VEF to $1 on March 31, 2014. We believe the fixed exchange rate of 6.3 VEF to $1 remains legally available to us and we intend to continue to remeasure the net monetary assets of our Venezuelan entities at this rate.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 10.7 VEF to $1 would be a charge of approximately $7.1 million and to a SICAD 2 rate of 50.9 VEF to $1 would be a charge of $15.1 million based on our net monetary asset balances as of March 31, 2014 of approximately $17.2 million, including $4.6 million of cash. Net revenues of our operation in Venezuela were $15.5 million for the three months ended March 31, 2014. A devaluation could have a material impact on our results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.

Acquisition of Schlage de Colombia

On January 2, 2014, our wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country for approximately $5.3 million in cash.

2014 Dividend

On March 31, 2014, we paid a quarterly dividend of $0.08 per Allegion plc ordinary share to shareholders of record as of March 17, 2014. On April 9, 2014, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.08 per Allegion plc ordinary share, which is payable on June 30, 2014 to shareholders of record on June 16, 2014.

Spin-off related charges

In the first quarter of 2014, we incurred $8.8 million of separation costs associated with the spin-off from Ingersoll Rand, of which $8.7 million was recognized in Selling and administrative expenses in our results of operations and $0.1 million was recognized in Cost of goods sold. Separation costs for the three months ended March 31, 2014 primarily include professional and consulting fees, system implementation costs and relocation and other personnel related costs.

Joint Venture Order Flow Change

In late 2013, we signed a revised joint venture operating agreement for our consolidated joint venture in Asia. Previously, the joint venture acted as a pass-through to the end customer. The consolidated joint venture no longer recognizes the revenue and cost of goods sold on these products. Products are shipped direct to the end customer with the joint venture receiving a royalty in an amount that approximates the lost margin. We recognized revenue of approximately $17.7 million related to this business in our Americas segment for the three months ended March 31, 2013. The change did not have a material impact on operating income or on cash flows for the three months ended March 31, 2014.

Results of Operations – Three Months Ended March 31

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$472.5		$473.3
Cost of goods sold	280.6	(59.4)%	287.2	(60.7)%
Selling and administrative expenses	125.1	(26.5)%	117.3	(24.8)%
Operating income	66.8	14.1%	68.8	14.5%
Interest expense	13.1		0.4
Other (gain) loss, net	(0.2)		7.5
Earnings before income taxes	53.9		60.9
Provision for income taxes	16.3		19.7
Earnings from continuing operations	37.6		41.2
Discontinued operations, net of tax	(0.2)		(0.2)
Net earnings	37.4		41.0
Less: Net earnings attributable to noncontrolling interests	1.8		1.6
Net earnings attributable to Allegion plc	$35.6		$39.4
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.37		$0.41
Discontinued operations	—		—
Net earnings	$0.37		$0.41
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues
Net revenues for the three months ended March 31, 2014 decreased by 0.2%, or $0.8 million, compared with the same period in 2013, which resulted from the following:

Pricing	1.7%
Volume	1.1%
Acquisitions	0.6%
Currency exchange rates	0.1%
Impact of consolidated Asia joint venture order flow change	(3.7)%
Total	(0.2)%
The decrease in net revenues was primarily driven by the impact of the change in order flow through our consolidated joint venture in Asia discussed above. This decrease was partially offset by improved pricing, higher volumes and the acquisition of Schlage de Colombia in January 2014.
Operating Income/Margin
Operating margin for the three months ended March 31, 2014 decreased to 14.1% from 14.5% for the same period of 2013. The decrease was primarily due to unfavorable volume/product mix and increased investment spending, including $8.8 million of spin-related costs. These decreases were partially offset by improved pricing in excess of material inflation and productivity benefits in excess of other inflation across all segments.
Interest Expense
Interest expense for the three months ended March 31, 2014 increased $12.7 million compared with the same period of 2013 as a result of entering into the $1,000 million total senior secured term loan facilities and issuing $300 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2014	2013
Interest income	$(0.2)	$(0.1)
Exchange loss	0.1	7.5
Other	(0.1)	0.1
Other (gain) loss, net	$(0.2)	$7.5
The increase in Other, net for the three months ended March 31, 2014 resulted primarily from lower foreign currency losses compared to the same period in 2013, which included a realized foreign currency translation loss of $6.2 million related to the devaluation of the VEF.
Provision for Income Taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were 30.3% and 32.3%, respectively. The decrease in the effective tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, partially offset by lower discrete tax benefits.

Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEIA, and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews company financial performance and makes operating decisions.

Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews, and compensation. For these reasons, we believe that Segment operating income represents the most relevant measure of segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges from Operating income, to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of Net revenues.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations. Effective January 1, 2013, we transferred a product line from our Asia Pacific segment to our Americas segment. This transfer is reflected in the historical segment results for the three months ended March 31, 2013.

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

Segment results for the three months ended March 31 were as follows:

Dollar amounts in millions	2014	2013	% change
Net revenues	$345.4	$351.3	(1.7)%
Segment operating income	86.0	82.4	4.4%
Segment operating margin	24.9%	23.5%

Net revenues for the three months ended March 31, 2014 decreased by 1.7%, or $5.9 million, compared with the same period in 2013, primarily due to the impact of the change in order flow through our consolidated joint venture discussed above (5.0%) and unfavorable currency movements (1.0%), partially offset by improved pricing (2.1%), higher volumes (1.4%) and the acquisition of Schlage de Colombia in January 2014 (0.8%).

Segment operating margin increased to 24.9% for the three months ended March 31, 2014, compared to 23.5% for the same period of 2013. This increase was primarily due to impact of the change in order flow through our consolidated joint venture discussed above (1.2%), pricing improvements in excess of material inflation (0.9%) and productivity benefits in excess of other inflation (0.8%), partially offset by unfavorable volume/product mix (0.6%) and incremental investment and other spending (0.9%).

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

Segment results for the three months ended March 31 were as follows:

Dollar amounts in millions	2014	2013	% change
Net revenues	$105.1	$100.7	4.4%
Segment operating income	(1.2)	(5.4)	77.8%
Segment operating margin	(1.1)%	(5.4)%

Net revenues for the three months ended March 31, 2014 increased by 4.4%, or $4.4 million, compared with the same period of 2013, primarily due to improved pricing (0.6%) and favorable foreign currency movements (4.1%), partially offset by lower volume (0.3%).

Segment operating margin improved to (1.1)% for the three months ended March 31, 2014, compared to (5.4)% for the same period of 2013. This increase was primarily due to productivity benefits in excess of other inflation (0.9%), pricing improvements in excess of material inflation (0.9%), favorable foreign currency movements (1.1%) and lower restructuring charges (3.9%), partially offset by increased investment and other spending (0.9%), unfavorable volume/mix (0.3%) and separation costs (1.3%).

Total restructuring and separation costs were $1.8 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

Segment results for the three months ended March 31 were as follows:

Dollar amounts in millions	2014	2013	% change
Net revenues	$22.0	$21.3	3.3%
Segment operating income	(3.0)	(1.1)	(172.7)%
Segment operating margin	(13.6)%	(5.2)%

Net revenues for the three months ended March 31, 2014 increased by 3.3%, or $0.7 million, compared with the same period of 2013, which primarily resulted from favorable volume/product mix (4.2%) and improved pricing (0.3%) partially offset by unfavorable currency movements (1.2%).

Segment operating margin decreased to (13.6)% for the three months ended March 31, 2014, compared to (5.2)% for the same period of 2013. This decrease was primarily related to the closure of the Asia joint venture manufacturing operations in China (9.5%), increased investment spending (1.2%) and other inflation in excess of productivity benefits (1.2%), partially offset by favorable volume/product mix (3.2%), improved pricing (0.2%) and favorable foreign currency movements (0.1%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product and channel development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our revolving line of credit) and capital markets. We believe that our future cash provided by operating activities, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by (used in) continuing operations	$(0.7)	$0.6
Investing cash flow provided by (used in) continuing operations	(14.3)	(4.1)
Financing cash flow provided by (used in) continuing operations	(3.4)	18.2
Operating Activities
Net cash used in continuing operating activities during the three months ended March 31, 2014 was $0.7 million, compared with net cash provided by continuing operating activities of $0.6 million during the comparable period in 2013. Operating cash flows for the three months ended March 31, 2014 reflect increased investment spending and non-recurring separation costs.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2014 was $14.3 million, compared with $4.1 million during the comparable period in 2013. The change in investing activities is primarily attributable to an increase in capital expenditures during the three months ended March 31, 2014 as well $5.3 million paid for the acquisition of Schlage de Colombia in January 2014.
Financing Activities
Net cash used in continuing financing activities during the three months ended March 31, 2014 was $3.4 million, compared with net cash provided by continuing financing activities of $18.2 million during the comparable period in 2013. The change in net cash used in financing activities is primarily due to $19.3 million of net transfers from our former parent in 2013 that did not recur in 2014 as a result of our spin-off from them in December 2013 as well as $7.2 million of dividend payments made to ordinary shareholders during the three months ended March 31, 2014 and $7.5 million of repayments of our long-term debt, partially offset by $8.0 million in proceeds from shares issued under incentive plans and $3.8 million of excess tax benefits from share based compensation.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2014	December 31, 2013
Term Loan A Facility due 2018	$493.8	$500.0
Term Loan B Facility due 2020	498.8	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.2	2.8
Other short-term borrowings	40.1	41.1
Total debt	$1,334.9	$1,343.9
Less: current portion of long term debt	70.5	71.9
	$1,264.4	$1,272.0

The Term Loan A Facility amortizes in quarterly installments, at the following rates per year: 5% in 2014; 5% in 2015 and 10% in each year thereafter, with the final installment due on September 27, 2018. The Term Loan B Facility amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on September 27, 2020. We repaid $7.5 million in total on the Term Loan A and Term Loan B Facilities in the first quarter of 2014. The Senior Notes are due in full on October 1, 2021.

We have a 5-year, $500.0 million revolving credit facility maturing on September 27, 2018 (the "Revolver"). As of March 31, 2014, we did not have any borrowings outstanding under the Revolver and had $29.1 million of letters of credit outstanding.

We are required to comply with certain covenants under our senior secured credit facilities. We are required to comply with a maximum leverage ratio of 4.00 (based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $100 million, to consolidated EBITDA) and a minimum interest expense coverage ratio of 3.50 (based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income). As of March 31, 2014, we were in compliance with these covenants. Additionally, the indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

Pensions

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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 9 to the condensed and consolidated financial statements.

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.

Management believes there have been no significant changes during the three months ended March 31, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists." With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The requirements of ASU 2013-11 do not have a significant impact on the Condensed and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. We have not assessed what impact, if any, the ASU 2014-08 will have on the Condensed and Consolidated Financial Statements.

Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2014 to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and

Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.

Safe Harbor Statement

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate changed is currently 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar, which is the current rate at which all of our net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 10.7 VEF to $1 at March 31, 2014. Allegion does not currently qualify for this SICAD rate. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of U.S. Dollars from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for U.S. Dollars for any purpose. The SICAD 2 exchange rate closed at 50.9 VEF to $1 on March 31, 2014. We believe the fixed exchange rate of 6.3 VEF to $1 remains legally available to us and we intend to continue to remeasure the net monetary assets of our Venezuelan entities at this rate.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 10.7 VEF to $1 would be a charge of approximately $7.1 million and to a SICAD 2 rate of 50.9 VEF to $1 would be a charge of $15.1 million based on our net monetary asset balances as of March 31, 2014 of approximately $17.2 million, including $4.6 million of cash. Net revenues of our operation in Venezuela were $15.5 million for the three months ended March 31, 2014. A devaluation could have a material impact on our results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.
There have been no other significant changes in our exposure to market risk during the first quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities, intellectual property disputes and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the first quarter of 2014. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. To preserve the tax-free treatment to Ingersoll Rand of the Spin-off, under the Tax Matters Agreement, we are prohibited from taking or failing to take any action that prevents the Spin-off and related transactions from being tax-free. We may not engage in privately negotiated transactions or acquire more than 20% of our outstanding shares within two years after the Spin-off. We believe that we will be able to execute the authorized share repurchases and preserve the tax-free treatment of the Spin-off. However, if we are unable to preserve the tax-free treatment, any taxes imposed on us could be significant.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
Amendment 1 to the Credit Agreement by and among Allegion plc, Allegion US Holding Company Inc., as the Borrower, the Lenders and Issuing Banks party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, dated November 26, 2013.
Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Furnished herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 30, 2014	/S/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 30, 2014	/S/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer