Form 10-Q
period 2014-06-30
Allegion plc
filed 2014-07-30
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of July 27, 2014 was 96,081,819.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Net revenues	$531.5	$528.7	$998.1	$996.9
Cost of goods sold	305.2	310.2	580.0	592.4
Selling and administrative expenses	136.6	118.5	261.0	235.0
Operating income	89.7	100.0	157.1	169.5
Interest expense	12.5	0.5	25.6	0.9
Other (gain) loss, net	(1.0)	(0.8)	(1.1)	6.7
Earnings before income taxes	78.2	100.3	132.6	161.9
Provision for income taxes	23.1	37.0	39.4	56.9
Earnings from continuing operations	55.1	63.3	93.2	105.0
Discontinued operations, net of tax	(8.1)	(0.8)	(8.8)	(1.5)
Net earnings	47.0	62.5	84.4	103.5
Less: Net earnings attributable to noncontrolling interests	3.5	2.2	5.3	3.8
Net earnings attributable to Allegion plc	$43.5	$60.3	$79.1	$99.7
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$51.6	$61.1	$87.9	$101.2
Discontinued operations	(8.1)	(0.8)	(8.8)	(1.5)
Net earnings	$43.5	$60.3	$79.1	$99.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.54	$0.64	$0.91	$1.05
Discontinued operations	(0.09)	(0.01)	(0.09)	(0.01)
Net earnings	$0.45	$0.63	$0.82	$1.04
Diluted:
Continuing operations	$0.53	$0.64	$0.90	$1.05
Discontinued operations	(0.08)	(0.01)	(0.09)	(0.01)
Net earnings	$0.45	$0.63	$0.81	$1.04
Weighted-average shares outstanding
Basic	96.3	96.0	96.3	96.0
Diluted	97.3	96.0	97.4	96.0

Dividends declared per ordinary share	$0.08	$—	$0.16	$—

Total comprehensive income	$52.7	$72.7	$76.1	$94.9
Less: Total comprehensive income attributable to noncontrolling interests	3.4	2.5	4.4	4.5
Total comprehensive income attributable to Allegion plc	$49.3	$70.2	$71.7	$90.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$193.2	$227.4
Restricted cash	—	40.2
Accounts and notes receivable, net	295.6	260.0
Costs in excess of billings on uncompleted contracts	148.2	158.8
Inventories	174.1	153.6
Other current assets	72.6	74.8
Assets held for sale	3.9	11.2
Total current assets	887.6	926.0
Property, plant and equipment, net	210.3	200.2
Goodwill	517.8	504.9
Intangible assets, net	144.9	146.1
Other noncurrent assets	207.5	202.7
Total assets	$1,968.1	$1,979.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219.8	$211.3
Accrued expenses and other current liabilities	186.9	207.3
Short-term borrowings and current maturities of long-term debt	30.7	71.9
Total current liabilities	437.4	490.5
Long-term debt	1,256.9	1,272.0
Other noncurrent liabilities	285.0	273.1
Total liabilities	1,979.3	2,035.6
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	5.6	8.4
Retained earnings	55.5	0.4
Accumulated other comprehensive income (loss)	(104.3)	(96.6)
Total Allegion plc shareholders’ equity	(42.2)	(86.8)
Noncontrolling interests	31.0	31.1
Total equity	(11.2)	(55.7)
Total liabilities and equity	$1,968.1	$1,979.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2014	2013
Cash flows from operating activities:
Net earnings	84.4	103.5
Discontinued operations, net of tax	8.8	1.5
Depreciation and amortization	24.4	22.9
Changes in assets and liabilities and other non-cash items	(52.2)	(66.9)
Net cash provided by continuing operating activities	65.4	61.0
Net cash used in discontinued operating activities	(1.6)	(1.8)
Net cash provided by operating activities	63.8	59.2
Cash flows from investing activities:
Capital expenditures	(26.0)	(8.7)
Acquisition of businesses, net of cash acquired	(23.0)	—
Other investing activities, net	40.8	1.8
Net cash used in investing activities	(8.2)	(6.9)
Cash flows from financing activities:
Net debt proceeds (repayments)	(55.2)	0.4
Dividends paid to ordinary shareholders	(14.9)	—
Repurchase of ordinary shares	(30.3)	—
Net transfers to former Parent and affiliates	—	(33.5)
Other financing activities, net	14.6	(2.8)
Net cash used in continuing financing activities	(85.8)	(35.9)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(11.7)
Net increase (decrease) in cash and cash equivalents	(34.2)	4.7
Cash and cash equivalents - beginning of period	227.4	317.5
Cash and cash equivalents - end of period	$193.2	$322.2
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

In the second quarter of 2014 management committed to a plan to sell a component of a business in the EMEIA region and reclassified historical results of the component to discontinued operations for all periods presented. See Note 16 - Discontinued Operations for more information.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. The Company has not assessed what impact, if any, the ASU 2014-08 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not assessed what impact, if any, ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2014	December 31, 2013
Raw materials	$61.2	$68.3
Work-in-process	44.4	34.5
Finished goods	102.4	84.6
	208.0	187.4
LIFO reserve	(33.9)	(33.8)
Total	$174.1	$153.6

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2013 (gross)	$362.8	$540.0	$87.6	$990.4
Acquisitions	2.3	—	10.3	12.6
Currency translation	0.2	(0.5)	0.6	0.3
June 30, 2014 (gross)	365.3	539.5	98.5	1,003.3
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
Goodwill (net)	$365.3	$60.9	$91.6	$517.8
* The Company recorded a $137.6 million goodwill impairment charge in the EMEIA segment in the third quarter of 2013.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$30.2	$(24.3)	$5.9	$26.4	$(23.6)	$2.8
Customer relationships	106.4	(39.5)	66.9	107.8	(38.1)	69.7
Trademarks (finite-lived)	100.2	(38.4)	61.8	101.4	(36.8)	64.6
Other	12.6	(12.6)	—	13.4	(13.4)	—
Total finite-lived intangible assets	249.4	$(114.8)	134.6	249.0	$(111.9)	137.1
Trademarks (indefinite-lived)	10.3		10.3	9.0		9.0
Total	$259.7		$144.9	$258.0		$146.1

Intangible asset amortization expense was $4.9 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $10 million for full year 2014, $8 million for 2015, $8 million for 2016, $8 million for 2017, and $8 million for 2018.

Note 6 – Acquisitions

On January 2, 2014, the Company's wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country. On April 30, 2014, the Company completed the acquisition of Fire & Security Hardware Pty Limited (FSH), an electromechanical locking provider in Australia. Aggregate cash consideration paid for these acquisitions was approximately $23.0 million.

Note 7 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2014	December 31, 2013
Term Loan A Facility due 2018	$487.5	$500.0
Term Loan B Facility due 2020	497.5	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.6	43.9
Total debt	1,287.6	1,343.9
Less: current portion of long term debt	30.7	71.9
	$1,256.9	$1,272.0

Senior Secured Credit Facilities

A wholly-owned subsidiary of the Company has a credit agreement providing for (i) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million “tranche A” Term Loan Facility due in 2018 (the "Term Loan A Facility") and a $500 million "tranche B" Term Loan Facility due in 2020 (the "Term Loan B Facility," and together with the Term Loan A Facility, the "Term Facilities"), and (ii) a $500 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its "Senior Secured Credit Facilities." The Company repaid $15.0 million of principal on its Term Loan A and Term Loan B Facilities during the six months ended June 30, 2014 in accordance with the terms of its senior secured credit facility. At June 30, 2014, the Company did not have any borrowings outstanding under the Revolver and had $28.9 million of letters of credit outstanding, which reduces the availability under the Revolver.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The applicable margin for borrowings under the Term Loan B Facility is 2.25% as of June 30, 2014, with LIBOR for the Term Loan B Facility to be subject to a floor of 0.75% per annum. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.75% to 2.25%. The margin for Term Loan A Facility borrowings was 2.00% as of June 30, 2014.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The Senior Notes mature on October 1, 2021.

At June 30, 2014, the weighted-average interest rate for borrowings was 2.6% under the Term Loan Facilities and 5.75% under the Senior Notes.

Note 8 – Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest and currency rate exposures. These financial instruments are not used for trading or speculative purposes.

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
Currency Hedging Instruments
The net notional amount of the Company’s currency derivatives was $162.7 million and $209.6 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, a loss of $0.7 million and a gain of $0.5 million, net of tax, respectively, were included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2014, the maximum term of the Company’s currency derivatives was approximately 12 months.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps for $300.0 million of the Company's variable rate $487.5 million Term Loan A Facility. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. At June 30, 2014, $0.4 million of losses were recorded in AOCI related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$—	$0.7	$0.5	$—
Interest rate swaps	—	—	0.4	—
Derivatives not designated as hedges:
Currency derivatives	5.3	—	0.9	2.7
Total derivatives	$5.3	$0.7	$1.8	$2.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives	$(0.7)	$2.0	Cost of goods sold	$0.6	$0.6
Interest rate swaps	(0.4)	—	Interest expense	—	—
Total	$(1.1)	$2.0		$0.6	$0.6

Concentration of Credit Risk
The counterparties to the Company’s forward contracts and swaps consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key employees.
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Service cost	$1.8	$2.2	$3.6	$4.4
Interest cost	2.8	2.6	5.6	5.1
Expected return on plan assets	(2.8)	(2.7)	(5.6)	(5.3)
Net amortization of:
Prior service costs	0.2	0.2	0.4	0.3
Plan net actuarial losses	0.5	0.9	1.0	1.9
Net periodic pension benefit cost	$2.5	$3.2	$5.0	$6.4

	Non-U.S.
	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Service cost	$1.1	$1.0	$2.3	$1.8
Interest cost	4.4	2.6	8.7	5.2
Expected return on plan assets	(4.4)	(2.4)	(8.7)	(4.8)
Net amortization of:
Prior service costs	—	—	—	—
Plan net actuarial losses	0.7	0.5	1.4	0.9
Net periodic pension benefit cost	$1.8	$1.7	$3.7	$3.1
The Company made employer contributions of $0.5 million and $0.6 million to its defined benefit pension plans during the six months ended June 30, 2014 and 2013, respectively. Additional contributions of approximately $16.5 million are expected during the remainder of 2014.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.1	0.3	0.3
Net amortization of:
Prior service gains	(0.4)	(0.7)	(0.8)	(1.1)
Net actuarial losses	—	—	—	0.1
Net periodic postretirement benefit cost	$(0.2)	$(0.6)	$(0.4)	$(0.6)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Fair Value Measurement
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
Assets and liabilities measured at fair value at June 30, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$18.8	$—	$—	$18.8
Derivative instruments	—	5.3	—	5.3
Total asset recurring fair value measurements	18.8	5.3	—	24.1
Liabilities:
Derivative instruments	—	1.4	—	1.4
Interest rate swap	—	0.4	—	0.4
Total liability recurring fair value measurements	—	1.8	—	1.4
Financial instruments not carried at fair value
Total debt	—	1,303.4	—	1,303.4
Total financial instruments not carried at fair value	$—	$1,303.4	$—	$1,303.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.2	$—	$—	$20.2
Derivative instruments	—	0.7	—	0.7
Total asset recurring fair value measurements	20.2	0.7	—	20.9
Liabilities:
Derivative instruments	—	2.7	—	2.7
Total liability recurring fair value measurements	—	2.7	—	2.7
Financial instruments not carried at fair value
Total debt	—	1,356.3	—	1,356.3
Total financial instruments not carried at fair value	$—	$1,356.3	$—	$1,356.3
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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2014 are the same as those used at December 31, 2013. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	96.0
Shares issued under incentive plans, net	0.7
Repurchase of ordinary shares	(0.6)
June 30, 2014	96.1
In the second quarter of 2014, the Company paid $30.3 million to repurchase 0.6 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2014 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$(86.8)	$31.1	$(55.7)
Net earnings	79.1	5.3	84.4
Currency translation	(3.3)	(0.9)	(4.2)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.7)	—	(2.7)
Pension and OPEB adjustments, net of tax	(1.4)	—	(1.4)
Total comprehensive income	71.7	4.4	76.1
Share-based compensation	6.5	—	6.5
Dividends to noncontrolling interests	—	(4.5)	(4.5)
Dividends to ordinary shareholders	(15.4)	—	(15.4)
Repurchase of ordinary shares	(30.3)	—	(30.3)
Shares issued under incentive plans, net	15.4	—	15.4
Other	(3.3)	—	(3.3)
Balance at June 30, 2014	$(42.2)	$31.0	$(11.2)
The components of Equity for the six months ended June 30, 2013 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$1,343.2	$23.0	$1,366.2
Net earnings	99.7	3.8	103.5
Currency translation	(18.1)	0.7	(17.4)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.7	—	2.7
Pension and OPEB adjustments, net of tax	6.1	—	6.1
Total comprehensive income	90.4	4.5	94.9
Dividends to noncontrolling interests	—	(2.8)	(2.8)
Distribution/contribution to/from Parent Company	(33.5)	—	(33.5)
Balance at June 30, 2013	$1,400.1	$24.7	$1,424.8
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$18.0	$(96.6)
Other comprehensive income before reclassifications	(2.5)	(3.4)	(3.3)	(9.2)
Amounts reclassified from accumulated other comprehensive income	(0.6)	2.0	—	1.4
Tax (expense) benefit	0.1	—	—	0.1
June 30, 2014	$13.7	$(132.7)	$14.7	$(104.3)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income before reclassifications	3.1	4.0	(18.1)	(11.0)
Amounts reclassified from accumulated other comprehensive income	(0.6)	2.1	—	1.5
Tax (expense) benefit	0.2	—	—	0.2
June 30, 2013	$13.6	$(89.6)	$59.0	$(17.0)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(0.2)	$(0.6)	Cost of goods sold
	(0.2)	(0.6)	Earnings before income taxes
	0.1	0.1	Provision for income taxes
	$(0.1)	$(0.5)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(0.2)	$(0.4)	(a)
Actuarial (gains) losses	1.2	2.4	(a)
	1.0	2.0	Earnings from continuing operations

Total reclassifications for the period	$0.9	$1.5	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(0.4)	$(0.6)	Cost of goods sold
	$(0.4)	$(0.6)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(0.3)	$(0.8)	(a)
Actuarial (gains) losses	1.4	2.9	(a)
	1.1	2.1	Earnings from continuing operations

Total reclassifications for the period	$0.7	$1.5	Earnings from continuing operations
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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Stock options	$0.8	$0.5	$1.9	$1.1
RSUs	1.3	0.6	3.2	1.5
PSUs	1.1	0.5	1.4	0.7
Deferred compensation	0.3	0.5	0.5	0.6
Pre-tax expense	3.5	2.1	7.0	3.9
Tax benefit	(1.0)	(0.8)	(2.3)	(1.5)
After-tax expense	$2.5	$1.3	$4.7	$2.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	188,817	$19.54	123,200	$16.50
RSUs	82,076	$53.96	50,197	$52.60

The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the six months ended June 30:

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2014, the Company granted PSUs with a maximum award level of approximately 0.2 million shares.

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

Note 13 – Restructuring Activities
The changes in the restructuring reserve during the six months ended June 30, 2014 were as follows:

In millions	EMEIA	Total
December 31, 2013	$2.8	$2.8
Additions	5.2	5.2
Cash and non-cash uses	(2.2)	(2.2)
June 30, 2014	$5.8	$5.8

The majority of the costs accrued as of June 30, 2014 will be paid within one year.

2014 EMEIA Restructuring Plan

In the second quarter of 2014, management committed to a plan to restructure the EMEIA segment to improve efficiencies and regional cost structure. Expenses incurred for this plan for the three and six months ended June 30, 2104 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
EMEIA	$4.4	$—	$4.4	$—
Total	$4.4	$—	$4.4	$—

Cost of goods sold	$1.0	$—	$1.0	$—
Selling and administrative expenses	3.4	—	3.4	—
Total	$4.4	$—	$4.4	$—

In addition, the Company incurred other non-qualified restructuring charges of $0.4 million during the three and six months ended June 30, 2014 in conjunction with the plan, which represents costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Restructuring Plans
Other restructuring charges recorded during the three and six months ended June 30 as part of prior restructuring plans were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Americas	$—	$—	$—	$0.1
EMEIA	0.3	0.1	0.8	4.5
Total	$0.3	$0.1	$0.8	$4.6

Cost of goods sold	$0.1	$(0.1)	$0.2	$2.3
Selling and administrative expenses	0.2	0.2	0.6	2.3
Total	$0.3	$0.1	$0.8	$4.6

These charges related to workforce reductions, as well as the closure and consolidation of manufacturing facilities, in an effort to increase efficiencies across multiple lines of business.

Note 14 – Other (Gain) Loss, Net
The components of Other, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Interest income	$(0.1)	$—	$(0.3)	$(0.1)
Exchange (gain) loss	(0.7)	(0.6)	(0.6)	6.9
Other	(0.2)	(0.2)	(0.2)	(0.1)
Other (gain) loss, net	$(1.0)	$(0.8)	$(1.1)	$6.7

Included within Exchange (gain) loss for the six months ended June 30, 2013 is a $6.2 million realized foreign currency translation loss related to the devaluation of the Venezuelan Bolivar from the pre-existing exchange rate of 4.3 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.

Note 15 – Income Taxes

The effective income tax rates for the three months ended June 30, 2014 and 2013 were 29.5% and 36.9%. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions and favorable discrete tax benefits. The effective income tax rates for the six months ended June 30, 2014 and 2013 were 29.7% and 35.1%, respectively. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, partially offset by lower discrete tax benefits.

Note 16 – Discontinued Operations

EMEIA Divestiture

In the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The businesses to be sold include the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. The transaction is expected to be completed within the third quarter 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented. In

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

conjunction with the plan, the Company recorded a $6.6 million charge to write down the carrying value of the assets to be sold to their estimated fair value. The assets to be sold are classified as held for sale in the Condensed and Consolidated Balance Sheets.

Net revenues and after-tax earnings of the component for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Net revenues	$6.0	$5.6	$11.8	$10.7

After-tax loss from operations	$(1.2)	$(0.5)	$(1.7)	$(1.1)
Loss on assets held for sale, net of tax	(6.6)	—	(6.6)	—

Discontinued operations, net of tax	$(7.8)	$(0.5)	$(8.3)	$(1.1)

The Company recorded an immaterial income tax benefit for the component's losses for the three and six months ended June 30, 2013.

Other divestitures

Other discontinued operations recognized a loss of $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and a loss of $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

Note 17 – Earnings Per Share (EPS)

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

Basic and Diluted EPS for all periods prior to the spin-off from Ingersoll Rand reflect the number of distributed shares on December 1, 2013, or 96.0 million shares. These shares are treated as issued and outstanding from January 1, 2013 for purposes of calculating historical basic EPS for the six months ended June 30, 2013. At the time of the spin-off from Ingersoll Rand, stock options and RSU awards were converted to awards of Allegion, and therefore there were no dilutive securities outstanding for historical periods.
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Weighted-average number of basic shares	96.3	96.0	96.3	96.0
Shares issuable under incentive stock plans	1.0	—	1.1	—
Weighted-average number of diluted shares	97.3	96.0	97.4	96.0

Note 18 – Business Segment Information

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

In the second quarter of 2014 management committed to a plan to sell a component of a business in the EMEIA region and reclassified historical results of the component to discontinued operations for all periods presented.

Effective January 1, 2013, a product line was transferred from the Asia Pacific segment to the Americas segment. Within the Quarterly Condensed and Consolidated Financial Statements for the three and six months ended June 30, 2013, goodwill was reclassified from the Asia Pacific segment to the Americas segment.
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Net revenues
Americas	$400.7	$397.8	$746.1	$749.1
EMEIA	101.2	98.3	200.4	193.9
Asia Pacific	29.6	32.6	51.6	53.9
Total	$531.5	$528.7	$998.1	$996.9
Segment operating income (loss)
Americas	$111.3	$110.9	$197.3	$193.3
EMEIA	(4.1)	(1.3)	(4.7)	(6.0)
Asia Pacific	(3.5)	(0.8)	(6.5)	(1.9)
Total	103.7	108.8	186.1	185.4
Reconciliation to Operating income
Unallocated corporate expense	(14.0)	(8.8)	(29.0)	(15.9)
Operating income	$89.7	$100.0	$157.1	$169.5
Reconciliation to Earnings before income taxes
Interest expense	12.5	0.5	25.6	0.9
Other (gain) loss, net	(1.0)	(0.8)	(1.1)	6.7
Earnings before income taxes	$78.2	$100.3	$132.6	$161.9

Note 19 – Commitments and Contingencies

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

During the three months ended June 30, 2014 and 2013, the Company incurred $0.4 million and $0.4 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the six months ended June 30, 2014 and 2013, the Company incurred $1.2 million and $1.0 million, respectively. As of June 30, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $10.4 million and $10.8 million, respectively. Of these amounts, $3.0 million and $2.9 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2014 and December 31, 2013 was $3.2 million and $4.2 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$9.7	$9.5
Reductions for payments	(3.3)	(2.7)
Accruals for warranties issued during the current period	3.7	1.7
Changes to accruals related to preexisting warranties	(0.4)	0.1
Translation	—	(0.1)
Balance at end of period	$9.7	$8.5

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. (the “Issuer”) as the issuer of the Senior Notes and Allegion plc (the “Parent”), Schlage Lock Company LLC and Von Duprin LLC (together, the “Subsidiary Guarantors”) are all guarantors of the Senior Notes. The following condensed and consolidated financial information of the Parent, the Issuer, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, is being presented in order to meet the reporting requirements under the Senior Notes indenture. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

The Company revised its Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 to correct for an immaterial error. The revision was made to properly separate $75.3 million of Intercompany interest expense (income) incurred (earned) in the first quarter of 2014 on intercompany notes payable (receivable) between certain Subsidiary Guarantors and Other Subsidiaries from Equity earnings (loss) in affiliates, net of tax for Condensed and Consolidated Statement of Comprehensive Income for the six months ended June 30, 2014. The revisions did not impact Earnings (loss) from continuing operations for the Issuer, Parent, Other Subsidiaries or Allegion plc and solely impact the first quarter 2014 financial reporting.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$360.2	$221.1	$(49.8)	$531.5
Cost of goods sold	—	—	203.6	151.4	(49.8)	305.2
Selling and administrative expenses	1.0	—	74.1	61.5	—	136.6
Operating income (loss)	(1.0)	—	82.5	8.2	—	89.7
Equity earnings (loss) in affiliates, net of tax	44.5	49.5	1.5	98.7	(194.2)	—
Interest expense	—	12.3	—	0.2	—	12.5
Intercompany interest and fees	—	12.5	(75.9)	63.4	—	—
Other (gain) loss, net	—	—	0.3	(1.3)	—	(1.0)
Earnings (loss) before income taxes	43.5	24.7	159.6	44.6	(194.2)	78.2
Provision (benefit) for income taxes	—	(9.3)	59.3	(26.9)	—	23.1
Earnings (loss) from continuing operations	43.5	34.0	100.3	71.5	(194.2)	55.1
Discontinued operations, net of tax	—	—	—	(8.1)	—	(8.1)
Net earnings (loss)	43.5	34.0	100.3	63.4	(194.2)	47.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	3.5	—	3.5
Net earnings (loss) attributable to Allegion plc	43.5	34.0	100.3	59.9	(194.2)	43.5

Total comprehensive income (loss)	49.3	34.0	100.3	63.3	(194.2)	52.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	3.4	—	3.4
Total comprehensive income (loss) attributable to Allegion plc	$49.3	$34.0	$100.3	$59.9	$(194.2)	$49.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$678.7	$415.2	$(95.8)	$998.1
Cost of goods sold	—	—	388.3	287.5	(95.8)	580.0
Selling and administrative expenses	2.0	—	143.8	115.2	—	261.0
Operating income (loss)	(2.0)	—	146.6	12.5	—	157.1
Equity earnings (loss) in affiliates, net of tax	81.1	87.3	2.1	186.1	(356.6)	—
Interest expense	—	24.6	—	1.0	—	25.6
Intercompany interest and fees	—	24.9	(151.2)	126.3	—	—
Other (gain) loss, net	—	—	0.1	(1.2)	—	(1.1)
Earnings (loss) before income taxes	79.1	37.8	299.8	72.5	(356.6)	132.6
Provision (benefit) for income taxes	—	(18.6)	111.6	(53.6)	—	39.4
Earnings (loss) from continuing operations	79.1	56.4	188.2	126.1	(356.6)	93.2
Discontinued operations, net of tax	—	—	—	(8.8)	—	(8.8)
Net earnings (loss)	79.1	56.4	188.2	117.3	(356.6)	84.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	5.3	—	5.3
Net earnings (loss) attributable to Allegion plc	79.1	56.4	188.2	112.0	(356.6)	79.1

Total comprehensive income (loss)	71.7	56.4	188.2	116.4	(356.6)	76.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	4.4	—	4.4
Total comprehensive income (loss) attributable to Allegion plc	$71.7	$56.4	$188.2	$112.0	$(356.6)	$71.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$357.6	$221.6	$(50.5)	$528.7
Cost of goods sold	—	—	197.5	163.2	(50.5)	310.2
Selling and administrative expenses	—	—	55.6	62.9	—	118.5
Operating income (loss)	—	—	104.5	(4.5)	—	100.0
Equity earnings (loss) in affiliates, net of tax	60.3	69.9	0.3	68.2	(198.7)	—
Interest expense	—	—	0.1	0.4	—	0.5
Intercompany interest and fees	—	—	—	—	—	—
Other (gain) loss, net	—	—	(0.2)	(0.6)	—	(0.8)
Earnings (loss) before income taxes	60.3	69.9	104.9	63.9	(198.7)	100.3
Provision (benefit) for income taxes	—	—	38.5	(1.5)	—	37.0
Earnings (loss) from continuing operations	60.3	69.9	66.4	65.4	(198.7)	63.3
Discontinued operations, net of tax	—	—	0.1	(0.9)	—	(0.8)
Net earnings (loss)	60.3	69.9	66.5	64.5	(198.7)	62.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	2.2	—	2.2
Net earnings (loss) attributable to Allegion plc	60.3	69.9	66.5	62.3	(198.7)	60.3

Total comprehensive income (loss)	70.2	69.9	66.5	64.8	(198.7)	72.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.5	—	2.5
Total comprehensive income (loss) attributable to Allegion plc	$70.2	$69.9	$66.5	$62.3	$(198.7)	$70.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$669.8	$430.1	$(103.0)	$996.9
Cost of goods sold	—	—	377.8	317.6	(103.0)	592.4
Selling and administrative expenses	—	—	104.5	130.5	—	235.0
Operating income (loss)	—	—	187.5	(18.0)	—	169.5
Equity earnings (loss) in affiliates, net of tax	99.7	122.0	0.8	120.4	(342.9)	—
Interest expense	—	—	—	0.9	—	0.9
Intercompany interest and fees	—	—	—	—	—	—
Other (gain) loss, net	—	—	(0.7)	7.4	—	6.7
Earnings (loss) before income taxes	99.7	122.0	189.0	94.1	(342.9)	161.9
Provision (benefit) for income taxes	—	—	69.0	(12.1)	—	56.9
Earnings (loss) from continuing operations	99.7	122.0	120.0	106.2	(342.9)	105.0
Discontinued operations, net of tax	—	—	0.2	(1.7)	—	(1.5)
Net earnings (loss)	99.7	122.0	120.2	104.5	(342.9)	103.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	3.8	—	3.8
Net earnings (loss) attributable to Allegion plc	99.7	122.0	120.2	100.7	(342.9)	99.7

Total comprehensive income (loss)	90.4	122.0	120.2	105.2	(342.9)	94.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	4.5	—	4.5
Total comprehensive income (loss) attributable to Allegion plc	$90.4	$122.0	$120.2	$100.7	$(342.9)	$90.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$3.1	$—	$81.2	$108.9	$—	$193.2
Accounts and notes receivable, net	—	—	132.5	163.1	—	295.6
Inventories	—	—	67.8	106.3	—	174.1
Other current assets	0.2	9.9	33.0	177.7	—	220.8
Assets held for sale	—	—	—	3.9	—	3.9
Accounts and notes receivable affiliates	12.1	1,264.6	3,012.1	65.1	(4,353.9)	—
Total current assets	15.4	1,274.5	3,326.6	625.0	(4,353.9)	887.6
Investment in affiliates	—	1,382.5	85.2	4,264.7	(5,732.4)	—
Property, plant and equipment, net	—	—	139.4	70.9	—	210.3
Intangible assets, net	—	—	161.1	501.6	—	662.7
Notes receivable affiliates	—	—	1,048.9	847.6	(1,896.5)	—
Other noncurrent assets	—	89.5	76.6	41.4	—	207.5
Total assets	$15.4	$2,746.5	$4,837.8	$6,351.2	$(11,982.8)	$1,968.1
Current liabilities:
Accounts payable and accruals	$0.6	$—	$260.9	$145.2	$—	$406.7
Short-term borrowings and current maturities of long-term debt	—	30.0	0.1	0.6	—	30.7
Accounts and note payable affiliates	0.6	106.1	77.4	4,169.8	(4,353.9)	—
Total current liabilities	1.2	136.1	338.4	4,315.6	(4,353.9)	437.4
Long-term debt	—	1,255.0	0.1	1.8	—	1,256.9
Note payable affiliate	47.6	1,810.9	—	38.0	(1,896.5)	—
Estimated loss on investment	8.8	—	—	—	(8.8)	—
Other noncurrent liabilities	—	104.2	149.2	31.6	—	285.0
Total liabilities	57.6	3,306.2	487.7	4,387.0	(6,259.2)	1,979.3
Equity:
Total shareholders equity (deficit)	(42.2)	(559.7)	4,350.1	1,933.2	(5,723.6)	(42.2)
Noncontrolling interests	—	—	—	31.0	—	31.0
Total equity (deficit)	(42.2)	(559.7)	4,350.1	1,964.2	(5,723.6)	(11.2)
Total liabilities and equity	$15.4	$2,746.5	$4,837.8	$6,351.2	$(11,982.8)	$1,968.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
December 31, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$1.4	$—	$78.8	$147.2	$—	$227.4
Restricted cash	—	—	—	40.2	—	40.2
Accounts and notes receivable, net	—	—	110.2	149.8	—	260.0
Inventories	—	—	64.3	89.3	—	153.6
Other current assets	0.1	—	31.5	202.0	—	233.6
Assets held for sale	—	—	—	11.2	—	11.2
Accounts receivable affiliates	0.4	24.7	75.1	185.8	(286.0)	—
Total current assets	1.9	24.7	359.9	825.5	(286.0)	926.0
Investment in affiliates	—	1,236.1	84.9	4,023.2	(5,344.2)	—
Property, plant and equipment, net	—	—	130.9	69.3	—	200.2
Intangible assets, net	—	—	161.2	489.8	—	651.0
Notes receivable affiliates	—	1,191.9	3,726.4	800.0	(5,718.3)	—
Other noncurrent assets	—	93.3	72.3	37.1	—	202.7
Total assets	$1.9	$2,546.0	$4,535.6	$6,244.9	$(11,348.5)	$1,979.9
Current liabilities:
Accounts payable and accruals	$1.3	$14.0	$175.6	$227.7	$—	$418.6
Short-term borrowings and current maturities of long-term debt	—	30.0	0.1	41.8	—	71.9
Accounts and note payable affiliates	0.2	23.3	189.6	72.9	(286.0)	—
Total current liabilities	1.5	67.3	365.3	342.4	(286.0)	490.5
Long-term debt	—	1,270.0	0.2	1.8	—	1,272.0
Note payable affiliate	—	1,810.9	—	3,907.4	(5,718.3)	—
Estimated loss on investment	87.2	—	—	—	(87.2)	—
Other noncurrent liabilities	—	58.5	61.9	152.7	—	273.1
Total liabilities	88.7	3,206.7	427.4	4,404.3	(6,091.5)	2,035.6
Equity:
Total shareholders equity (deficit)	(86.8)	(660.7)	4,108.2	1,809.5	(5,257.0)	(86.8)
Noncontrolling interests	—	—	—	31.1	—	31.1
Total equity (deficit)	(86.8)	(660.7)	4,108.2	1,840.6	(5,257.0)	(55.7)
Total liabilities and equity	$1.9	$2,546.0	$4,535.6	$6,244.9	$(11,348.5)	$1,979.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$(4.2)	$(20.7)	$40.2	$50.1	$—	$65.4
Net cash provided by (used in) discontinued operating activities	—	—	—	(1.6)	—	(1.6)
Net cash provided by (used in) operating activities	(4.2)	(20.7)	40.2	48.5	—	63.8
Cash flows from investing activities:
Capital expenditures	—	—	(20.4)	(5.6)	—	(26.0)
Acquisition of businesses, net of cash acquired	—	—	—	(23.0)	—	(23.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—
Other investing activities, net	—	—	0.6	40.2	—	40.8
Net cash provided by (used in) investing activities	—	—	(19.8)	11.6	—	(8.2)
Cash flows from financing activities:
Net debt repayments	—	(15.0)	—	(40.2)	—	(55.2)
Net inter-company proceeds (payments)	35.5	35.7	(18.0)	(53.2)	—	—
Dividends paid to ordinary shareholders	(14.9)	—	—	—	—	(14.9)
Repurchase of ordinary shares	(30.3)	—	—	—	—	(30.3)
Other financing activities, net	15.6	—	—	(1.0)	—	14.6
Net cash provided by (used in) financing activities	5.9	20.7	(18.0)	(94.4)	—	(85.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.0)	—	(4.0)
Net increase (decrease) in cash and cash equivalents	1.7	—	2.4	(38.3)	—	(34.2)
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$3.1	$—	$81.2	$108.9	$—	$193.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$—	$—	$125.1	$(64.1)	$—	$61.0
Net cash provided by (used in) discontinued operating activities	—	—	0.2	(2.0)	—	(1.8)
Net cash provided by (used in) operating activities	—	—	125.3	(66.1)	—	59.2
Cash flows from investing activities:
Capital expenditures	—	—	(5.9)	(2.8)	—	(8.7)
Proceeds from sale of property, plant and equipment	—	—	1.3	0.5	—	1.8
Net cash provided by (used in) investing activities	—	—	(4.6)	(2.3)	—	(6.9)
Cash flows from financing activities:
Net debt proceeds	—	—	—	0.4	—	0.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—
Net transfers from (to) Parent and affiliates	—	—	(114.8)	81.3	—	(33.5)
Other, net	—	—	—	(2.8)	—	(2.8)
Net cash provided by (used in) financing activities	—	—	(114.8)	78.9	—	(35.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11.7)	—	(11.7)
Net increase (decrease) in cash and cash equivalents	—	—	5.9	(1.2)	—	4.7
Cash and cash equivalents - beginning of period	—	—	1.8	315.7	—	317.5
Cash and cash equivalents - end of period	$—	$—	$7.7	$314.5	$—	$322.2

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

Recent Developments

Venezuela currency volatility

Venezuela is treated as a highly inflationary economy under GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar (USD), which is the current rate at which all of our VEF denominated net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 10 VEF to $1 at June 30, 2014. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of USD from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD 2 exchange rate closed at 49.98 VEF to $1 on June 30, 2014. We have continued to remeasure the net monetary assets of our Venezuelan entities at the official exchange rate as of June 30, 2014.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 10 VEF to $1 would be a one-time devaluation charge of approximately $6.6 million and to a SICAD 2 rate of 49.98 VEF to $1 would be a one-time devaluation charge of approximately $15.6 million based on our net monetary asset balances as of June 30, 2014 of approximately $17.8 million, including $9.7 million of cash. Net revenues of our operation in Venezuela were $27.4 million and $42.9 million for the three and six months ended June 30, 2014. In addition to the one-time devaluation charge, a devaluation could have a material impact on our results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.

Acquisitions

On January 2, 2014, our wholly-owned subsidiary Allegion de Colombia completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in that country. On April 30, 2014, we completed the acquisition of Fire & Security Hardware Pty Limited (FSH), an electromechanical locking provider in Australia. Aggregate cash consideration paid for these acquisitions was approximately $23.0 million.

2014 Dividend

On March 31, 2014, we paid a quarterly dividend of $0.08 per ordinary share to shareholders of record as of March 17, 2014. On June 30, 2014 we paid a quarterly dividend of $0.08 per ordinary share to shareholders of record as of June 16, 2014.

Spin-off related charges

For the three and six months ended June 30, 2014 we incurred $6.9 million and $15.7 million of separation costs associated with the spin-off from Ingersoll Rand, of which $6.8 and $15.5 million was recognized in Selling and administrative expenses in our results of operations and $0.1 million and $0.2 million was recognized in Cost of goods sold. Separation costs for the three and six months ended June 30, 2014 primarily include professional and consulting fees, system implementation costs and relocation and other personnel related costs.

Restructuring charges

In the second quarter of 2014 management committed to a plan to restructure our EMEIA segment to improve efficiencies and regional cost structure. In conjunction with this plan, we incurred severance and other restructuring charges of $4.4 million and other charges of $0.4 million for the three months ended June 30, 2014.

Joint venture order flow change

In late 2013, we signed a revised joint venture operating agreement for our consolidated joint venture in Asia. Previously, the joint venture acted as a pass-through to the end customer. The consolidated joint venture no longer recognizes the revenue and cost of goods sold on these products. Products are shipped direct to the end customer with the joint venture receiving a royalty in an amount that approximates the lost margin. We recognized revenue of approximately $17.4 million and $35.1 million related to this business in our Americas segment for the three and six months ended June 30, 2013. The change did not have a material impact on operating income or on cash flows for the three or six months ended June 30, 2014.

Discontinued operations

In the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The businesses to be sold include the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. The transaction is expected to be completed within the third quarter 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the plan, we recorded a $6.6 million charge to write the carrying value of the assets to be sold down to their estimated fair value.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$531.5		$528.7
Cost of goods sold	305.2	57.4%	310.2	58.7%
Selling and administrative expenses	136.6	25.7%	118.5	22.4%
Operating income	89.7	16.9%	100.0	18.9%
Interest expense	12.5		0.5
Other (gain) loss, net	(1.0)		(0.8)
Earnings before income taxes	78.2		100.3
Provision for income taxes	23.1		37.0
Earnings from continuing operations	55.1		63.3
Discontinued operations, net of tax	(8.1)		(0.8)
Net earnings	47.0		62.5
Less: Net earnings attributable to noncontrolling interests	3.5		2.2
Net earnings attributable to Allegion plc	$43.5		$60.3
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.53		$0.64
Discontinued operations	(0.08)		(0.01)
Net earnings	$0.45		$0.63
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2014 increased by 0.5%, or $2.8 million, compared with the same period in 2013, which resulted from the following:

Pricing	2.4%
Volume/product mix	0.3%
Acquisitions/divestitures	0.4%
Currency exchange rates	0.7%
Impact of consolidated Asia joint venture order flow change	(3.3)%
Total	0.5%
The increase in net revenues was primarily driven by improved pricing, higher volumes, the acquisition of the Schlage de Colombia assets in January 2014 and the acquisition of FSH in April 2014 and favorable foreign currency exchange rate movements. This increase was partially offset by the impact of the change in order flow through our consolidated joint venture in Asia discussed above.
Operating Income/Margin
Operating margin for the three months ended June 30, 2014 decreased to 16.9% from 18.9% for the same period of 2013. The decrease in operating margin was primarily due to spin-related costs (1.3%), increased restructuring charges (1.0%), increased investment spending (0.8%), a charge in our Asia Pacific region to increase the allowance for doubtful accounts discussed below (0.5%), other inflation in excess of productivity (0.2%) and unfavorable volume/product mix (0.1%). These decreases were partially offset by pricing improvements in excess of material inflation (1.2%), the impact of the change in order flow through our consolidated joint venture in Asia discussed above (0.6%) and favorable foreign currency exchange rate movements (0.1%).

Interest Expense
Interest expense for the three months ended June 30, 2014 increased $12.0 million compared with the same period of 2013 as a result of entering into the $1,000.0 million total senior secured term loan facilities and issuing $300.0 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other (Gain) Loss, Net
The components of Other (gain) loss, net for the three months ended June 30 were as follows:

In millions	2014	2013
Interest income	$(0.1)	$—
Exchange gain	(0.7)	(0.6)
Other	(0.2)	(0.2)
Other (gain) loss, net	$(1.0)	$(0.8)
The increase in Other (gain) loss, net for the three months ended June 30, 2014 resulted primarily from higher foreign currency gains compared to the same period in 2013.
Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2014 and 2013 were 29.5% and 36.9%. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions and favorable discrete tax benefits.
Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the plan, we recorded a $6.6 million charge to write the carrying value of the assets to be sold down to their estimated fair value.

Net revenues and after-tax earnings of the component for the three months ended June 30, 2014 and 2013 were as follows:

	Three months ended
In millions	2014	2013
Net revenues	$6.0	$5.6

After-tax earnings (loss) from operations	$(1.2)	$(0.5)
Loss on assets held for sale, net of tax	(6.6)	—

Discontinued operations, net of tax	$(7.8)	$(0.5)

Other divestitures

Other discontinued operations recognized a loss of $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$998.1		$996.9
Cost of goods sold	580.0	58.1%	592.4	59.4%
Selling and administrative expenses	261.0	26.1%	235.0	23.6%
Operating income	157.1	15.7%	169.5	17.0%
Interest expense	25.6		0.9
Other (gain) loss, net	(1.1)		6.7
Earnings before income taxes	132.6		161.9
Provision for income taxes	39.4		56.9
Earnings from continuing operations	93.2		105.0
Discontinued operations, net of tax	(8.8)		(1.5)
Net earnings	84.4		103.5
Less: Net earnings attributable to noncontrolling interests	5.3		3.8
Net earnings attributable to Ingersoll-Rand plc	$79.1		$99.7
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.90		$1.05
Discontinued operations	(0.09)		(0.01)
Net earnings	$0.81		$1.04
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2014 increased by 0.1%, or $1.2 million, compared with the same period in 2013, which resulted from the following:

Pricing	2.1%
Volume/product mix	0.7%
Acquisitions/divestitures	0.4%
Currency exchange rates	0.4%
Impact of consolidated Asia joint venture order flow change	(3.5)%
Total	0.1%
The increase in net revenues was primarily driven by improved pricing, higher volumes, the acquisition of the Schlage de Colombia assets in January 2014 and the acquisition of FSH in April 2014 and favorable foreign currency exchange rate movements. This increase was partially offset by the impact of the change in order flow through our consolidated joint venture in Asia discussed above.
Operating Income/Margin
Operating margin for the six months ended June 30, 2014 decreased to 15.7% from 17.0% for the same period of 2013. The decrease in operating margin was primarily due to spin-related costs (1.6%), increased investment spending (0.8%), a charge in our Asia Pacific region to increase the allowance for doubtful accounts discussed below (0.3%) and unfavorable volume/product mix (0.5%). These decreases were partially offset by pricing improvements in excess of material inflation (1.1%), the impact of the change in order flow through our consolidated joint venture in Asia discussed above (0.6%) and productivity in excess of other inflation (0.2%).

Interest Expense
Interest expense for the six months ended June 30, 2014 increased $24.7 million compared with the same period of 2013 as a result of entering into the $1,000.0 million total senior secured term loan facilities and issuing $300.0 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other (gain) loss, Net
The components of Other (gain) loss, net for the six months ended June 30 are as follows:

In millions	2014	2013
Interest income	$(0.3)	$(0.1)
Exchange (gain) loss	(0.6)	6.9
Other	(0.2)	(0.1)
Other, net	$(1.1)	$6.7
The decrease in Other (gain) loss, net for the six months ended June 30, 2014 resulted primarily from lower foreign currency losses compared to the same period in 2013, which included a realized foreign currency translation loss of $6.2 million related to the devaluation of the VEF.
Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2014 and 2013 were 29.7% and 35.1%. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, partially offset by lower discrete tax benefits.
Discontinued Operations

EMEIA Divestiture

As discussed above, In the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the plan, we recorded a $6.6 million charge to write the carrying value of the assets to be sold down to their estimated fair value.

Net revenues and after-tax earnings of the component for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended
In millions	2014	2013
Net revenues	$11.8	$10.7

After-tax earnings (loss) from operations	$(1.7)	$(1.1)
Loss on assets held for sale, net of tax	(6.6)	—

Discontinued operations, net of tax	$(8.3)	$(1.1)

Other divestitures

Other discontinued operations recognized a loss of $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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

In the second quarter of 2014 management committed to a plan to sell a component of a business in our EMEIA segment and reclassified historical results of the component to discontinued operations for all periods presented.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations. Effective January 1, 2013, we transferred a product line from our Asia Pacific segment to our Americas segment. This transfer is reflected in the historical segment results for the three and six months ended June 30, 2013.

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$400.7	$397.8	0.7%	$746.1	$749.1	(0.4)%
Segment operating income	111.3	110.9	0.4%	197.3	193.3	2.1%
Segment operating margin	27.8%	27.9%		26.4%	25.8%

Net revenues for the three months ended June 30, 2014 increased by 0.7%, or $2.9 million, compared with the same period in 2013, primarily due to improved pricing (2.9%), higher volumes (1.9%) and revenue provided by the acquisition of the assets of Schlage de Colombia in January 2014 (0.7%) partially offset by the impact of the change in order flow through our consolidated joint venture discussed above (4.4%) and unfavorable foreign currency exchange rate movements (0.4%).

Segment operating margin decreased to 27.8% for the three months ended June 30, 2014, compared to 27.9% for the same period of 2013. This decrease was primarily due to other inflation in excess of productivity (1.5%), incremental investment and other spending (0.7%) and unfavorable volume/product mix (0.6%) partially offset by the impact of the change in order flow through our consolidated joint venture discussed above (1.3%), pricing improvements in excess of material inflation (1.1%) and favorable foreign currency exchange rate movements (0.3%).

Net revenues for the six months ended June 30, 2014 decreased by 0.4% or $3.0 million compared with the same period in 2013, primarily due to the impact of the change in order flow through our consolidated joint venture discussed above (4.7%) and unfavorable foreign currency exchange rate movements (0.5%) partially offset by improved pricing (2.5%), higher volumes (1.6%) and revenue provided by the acquisition of the assets of Schlage de Colombia in January 2014 (0.7%).

Segment operating margin increased to 26.4% for the six months ended June 30, 2014, compared to 25.8% for the same period of 2013. This increase was primarily due to impact of the change in order flow through our consolidated joint venture discussed above (1.2%), pricing improvements in excess of material inflation (0.8%) and favorable foreign currency exchange rate movements (0.2%) partially offset by incremental investment spending (0.7%), other inflation in excess of productivity (0.5%) and unfavorable volume/product mix (0.6%).

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$101.2	$98.3	3.0%	$200.4	$193.9	3.4%
Segment operating loss	(4.1)	(1.3)	(215.4)%	(4.7)	(6.0)	(21.7)%
Segment operating margin	(4.1)%	(1.3)%		(2.3)%	(3.1)%

Net revenues for the three months ended June 30, 2014 increased by 3.0%, or $2.9 million, compared with the same period of 2013, primarily due to improved pricing (0.9%) and favorable foreign currency exchange rate movements (5.2%) partially offset by lower volume (1.2%) and lower revenue as a result of managements' actions to exit certain unprofitable market segments (1.9%).

Segment operating margin declined to (4.1)% for the three months ended June 30, 2014, compared to (1.3)% for the same period of 2013. The decrease in operating margin was primarily due to increased restructuring charges (5.1%), increased investment spending (1.2%), spin-related costs (1.1%) and unfavorable volume/product mix (1.1%). These decreases were partially offset by productivity in excess of other inflation (4.0%), pricing improvements in excess of material inflation (1.0%) and favorable foreign currency exchange rate movements (0.7%).

Net revenues for the six months ended June 30, 2014 increased by 3.4%, or $6.5 million compared with the same period of 2013, primarily due to improved pricing (0.8%) and favorable foreign currency exchange rate movements (4.8%) partially offset by lower volume (1.2%) and lower revenue as a result of managements' actions to exit certain unprofitable market segments (1.0%).

Segment operating margin improved to (2.3)% for the six months ended June 30, 2014, compared to (3.1)% for the same period of 2013. This increase was primarily due to productivity benefits in excess of other inflation (2.9%), pricing improvements in excess of material inflation (1.0%) and favorable foreign currency exchange rate movements (0.9%) partially offset by spin related costs (1.3%), investment and other spending (1.1%), unfavorable volume/mix (1.0%) and increased restructuring charges (0.5%).

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$29.6	$32.6	(9.2)%	$51.6	$53.9	(4.3)%
Segment operating income	(3.5)	(0.8)	(337.5)%	(6.5)	(1.9)	242.1%
Segment operating margin	(11.8)%	(2.5)%		(12.6)%	(3.5)%

Net revenues for the three months ended June 30, 2014 decreased by 9.2%, or $3.0 million, compared with the same period of 2013, which resulted from unfavorable volume/product mix primarily due to timing of system integration projects (12.6%) and unfavorable foreign currency exchange rate movements (0.9%) partially offset by revenue provided by the acquisition of FSH (3.7%) and improved pricing (0.6%).

Segment operating margin declined to (11.8)% for the three months ended June 30, 2014, compared to (2.5)% for the same period of 2013. This decrease was primarily due to a $2.5 million charge to increase the allowance for doubtful accounts (7.7%), unfavorable volume/product mix (3.5%), increased investment spending (1.5%) and spin-related costs (0.6%) partially offset by productivity in excess of other inflation (2.0%), income provided by the acquisition of FSH (1.3%), improved pricing (0.6%) and favorable foreign currency exchange rate movements (0.1%). The charge to increase the allowance for doubtful accounts was primarily to increase reserves for amounts due from certain customers in the region from whom the Company is experiencing payment delays.

Net revenues for the six months ended June 30, 2014 decreased by 4.3%, or $2.3 million compared with the same period of 2013, which primarily resulted from unfavorable volume/product mix primarily due to the timing of system integration projects (5.9%) and unfavorable foreign currency exchange rate movements (1.0%) partially offset by revenue provided by the acquisition of FSH (2.2%) and improved pricing (0.4%).

Segment operating margin declined to (12.6)% for the six months ended June 30, 2014, compared to (3.5)%for the same period of 2013. This decrease was primarily related to the charge to increase the allowance for doubtful accounts discussed above (4.8%), the closure of the Asia joint venture manufacturing operations in China in the prior year (3.5%), unfavorable volume/product mix (0.6%), increased investment spending (1.5%) and spin-related costs (0.6%) partially offset by income provided by the acquisition of FSH (0.8%), productivity in excess of other inflation (0.5%), improved pricing (0.5%) and favorable foreign currency movements (0.1%).

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

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by (used in) continuing operations	$65.4	$61.0
Investing cash flow provided by (used in) continuing operations	(8.2)	(6.9)
Financing cash flow provided by (used in) continuing operations	(85.8)	(35.9)
Operating Activities
Net cash used in continuing operating activities during the six months ended June 30, 2014 was $65.4 million, compared with net cash provided by continuing operating activities of $61.0 million during the comparable period in 2013. Operating cash flows for the six months ended June 30, 2014 reflect normal fluctuations in working capital activity and the timing of billings and collections of receivables.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2014 was $8.2 million, compared with $6.9 million during the comparable period in 2013. The change in investing activities is primarily attributable to an increase in capital expenditures during the six months ended June 30, 2014 as well $23.0 million paid for the acquisition of the assets of Schlage de Colombia in January 2014 and the acquisition of FSH in April 2014, partially offset by $40.2 million of restricted cash released to repay a short term note payable.
Financing Activities

Net cash used in continuing financing activities during the six months ended June 30, 2014 was $85.8 million, compared with net cash provided by continuing financing activities of $35.9 million during the comparable period in 2013. The change in net cash used in financing activities is primarily due to $55.2 million of debt repayments in 2014 comprised of $40.2 million to repay a short term note payable as well as $15.0 of repayments of our Term A and Term B Loan Facilities. Additionally, we used $30.3 million of cash to repurchase ordinary shares and made $15.9 million of dividend payments to ordinary shareholders and to noncontrolling interests during the six months ended June 30, 2014. For the six months ended June 30, 2013, we made $33.5 million, net, in transfers to Ingersoll Rand. These uses of cash were partially offset by $11.8 million of proceeds from the exercise of stock options issued under incentive plans and $3.8 million of excess tax benefits from share based awards.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2014	December 31, 2013
Term Loan A Facility due 2018	$487.5	$500.0
Term Loan B Facility due 2020	497.5	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.6	43.9
Total debt	$1,287.6	$1,343.9
Less: current portion of long term debt	30.7	71.9
	$1,256.9	$1,272.0

The Term Loan A Facility amortizes in quarterly installments, at the following rates per year: 5% in 2014; 5% in 2015 and 10% in each year thereafter, with the final installment due on September 27, 2018. The Term Loan B Facility amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on September 27, 2020. We repaid $15.0 million in total on the Term Loan A and Term Loan B Facilities in the first six months of 2014. The Senior Notes are due in full on October 1, 2021.

We have a 5-year, $500.0 million revolving credit facility maturing on September 27, 2018 (the "Revolver"). As of June 30, 2014, we did not have any borrowings outstanding under the Revolver and had $28.9 million of letters of credit outstanding.

We are required to comply with certain covenants under our senior secured credit facilities. We are required to comply with a maximum leverage ratio of 4.00 (based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $100 million, to consolidated EBITDA) and a minimum interest expense coverage ratio of 3.50 (based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income). As of June 30, 2014, we were in compliance with these covenants. Additionally, the indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

Management believes there have been no significant changes during the six months ended June 30, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not assessed what impact, if any, ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

Other than as discussed above, management believes there have been no significant changes during the six months ended June 30, 2014 to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Venezuela is treated as a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate is currently 6.3 VEF to 1 (USD), which is the current rate at which all of our VEF denominated net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 10 VEF to $1 at June 30, 2014. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of USD from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD 2 exchange rate closed at 49.98 VEF to $1 on June 30, 2014. We have continued to remeasure the net monetary assets of our Venezuelan entities at the official exchange rate as of June 30, 2014.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 10 VEF to $1 would be a one-time devaluation charge of approximately $6.6 million and to a SICAD 2 rate of 49.98 VEF to $1 would be a one-time devaluation charge of approximately $15.6 million based on our net monetary asset balances as of June 30, 2014 of approximately $17.8 million, including $9.7 million of cash. Net revenues of our operation in Venezuela were $27.4 million and $42.9 million for the three and six months ended June 30, 2014. In addition to the one-time devaluation charge, a devaluation could have a material impact on our results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.
There have been no other significant changes in our exposure to market risk during the second quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2014:

Period	Total number of shares purchased (000s) (a)	Average price paid per share (a)	Total number of shares purchased as part of program (000s) (a)	Approximate dollar value of shares still available to be purchased under the program (000s) (a)
April 1 - April 30	—	$—	—	$200,000
May 1 - May 31	604	50.13	604	169,717
June 1 - June 30	—	—	—	169,717
Total	604	$50.13	604	$169,717

(a) In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases were made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

To preserve the tax-free treatment to Ingersoll Rand of the spin-off, under the Tax Matters Agreement, we are prohibited from taking or failing to take any action that prevents the spin-off and related transactions from being tax-free. We may not engage in privately negotiated transactions to acquire our outstanding shares or acquire more than 20% of our outstanding shares within two years after the spin-off. We believe that we will be able to execute the authorized share repurchases and preserve the tax-free treatment of the spin-off. However, if we are unable to preserve the tax-free treatment, any taxes imposed on us could be significant.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Agreement and Release dated June 9, 2014 between Schlage Lock Company LLC and Barbara A. Santoro	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Furnished herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 30, 2014	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 30, 2014	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer