Form 10-Q
period 2014-09-30
Allegion plc
filed 2014-10-30
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of October 27, 2014 was 95,728,586.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2014	2013	2014	2013
Net revenues	$546.7	$529.0	$1,544.8	$1,525.9
Cost of goods sold	310.6	290.6	890.6	883.0
Selling and administrative expenses	130.5	122.2	391.5	357.2
Goodwill impairment charge	—	137.6	—	137.6
Operating income (loss)	105.6	(21.4)	262.7	148.1
Interest expense	12.7	0.5	38.3	1.4
Other (gain) loss, net	(2.0)	0.2	(3.1)	6.9
Earnings (loss) before income taxes	94.9	(22.1)	227.5	139.8
Provision for income taxes	27.2	45.5	66.6	102.4
Earnings (loss) from continuing operations	67.7	(67.6)	160.9	37.4
Discontinued operations, net of tax	(2.1)	(0.4)	(10.9)	(1.9)
Net earnings (loss)	65.6	(68.0)	150.0	35.5
Less: Net earnings attributable to noncontrolling interests	5.3	10.1	10.6	13.9
Net earnings (loss) attributable to Allegion plc	$60.3	$(78.1)	$139.4	$21.6
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$62.4	$(77.7)	$150.3	$23.5
Discontinued operations	(2.1)	(0.4)	(10.9)	(1.9)
Net earnings (loss)	$60.3	$(78.1)	$139.4	$21.6
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.65	$(0.81)	$1.56	$0.24
Discontinued operations	(0.02)	—	(0.11)	(0.01)
Net earnings	$0.63	$(0.81)	$1.45	$0.23
Diluted:
Continuing operations	$0.64	$(0.81)	$1.54	$0.24
Discontinued operations	(0.02)	—	(0.11)	(0.01)
Net earnings	$0.62	$(0.81)	$1.43	$0.23
Weighted-average shares outstanding
Basic	95.9	96.0	96.2	96.0
Diluted	96.9	96.0	97.3	96.0

Dividends declared per ordinary share	$0.08	$—	$0.24	$—

Total comprehensive income (loss)	$40.5	$(107.2)	$116.6	$(12.3)
Less: Total comprehensive income attributable to noncontrolling interests	5.7	10.3	10.1	14.8
Total comprehensive income (loss) attributable to Allegion plc	$34.8	$(117.5)	$106.5	$(27.1)
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$251.4	$227.4
Restricted cash	—	40.2
Accounts and notes receivable, net	287.3	260.0
Costs in excess of billings on uncompleted contracts	153.6	158.8
Inventories	180.7	153.6
Other current assets	61.0	74.8
Assets held for sale	—	11.2
Total current assets	934.0	926.0
Property, plant and equipment, net	212.5	200.2
Goodwill	509.9	504.9
Intangible assets, net	133.1	146.1
Other noncurrent assets	202.7	202.7
Total assets	$1,992.2	$1,979.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222.9	$211.3
Accrued expenses and other current liabilities	211.0	207.3
Short-term borrowings and current maturities of long-term debt	30.3	71.9
Total current liabilities	464.2	490.5
Long-term debt	1,249.2	1,272.0
Other noncurrent liabilities	272.8	273.1
Total liabilities	1,986.2	2,035.6
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	2.6	8.4
Retained earnings	95.4	0.4
Accumulated other comprehensive income (loss)	(129.7)	(96.6)
Total Allegion plc shareholders’ equity	(30.7)	(86.8)
Noncontrolling interests	36.7	31.1
Total equity	6.0	(55.7)
Total liabilities and equity	$1,992.2	$1,979.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2014	2013
Cash flows from operating activities:
Net earnings	150.0	35.5
Discontinued operations, net of tax	10.9	1.9
Adjustments to arrive at net cash provided by (used in) operating activities:
Goodwill impairment charge	—	137.6
Depreciation and amortization	36.5	34.2
Excess tax benefit from share based awards	(3.8)	—
Deferred income taxes	2.1	—
Gain on sale of property, plant and equipment	—	(21.3)
Changes in assets and liabilities and other non-cash items	(20.9)	(31.2)
Net cash provided by continuing operating activities	174.8	156.7
Net cash provided by (used in) discontinued operating activities	(2.8)	0.9
Net cash provided by operating activities	172.0	157.6
Cash flows from investing activities:
Capital expenditures	(39.8)	(12.0)
Acquisition of businesses, net of cash acquired	(23.0)	—
Other investing activities, net	41.9	24.4
Net cash provided by (used in) investing activities	(20.9)	12.4
Cash flows from financing activities:
Net debt repayments	(63.1)	(0.2)
Dividends paid to ordinary shareholders	(22.6)	—
Repurchase of ordinary shares	(50.3)	—
Net transfers to former Parent and affiliates	—	(118.5)
Other financing activities, net	15.4	(5.2)
Net cash used in continuing financing activities	(120.6)	(123.9)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	4.9
Net increase in cash and cash equivalents	24.0	51.0
Cash and cash equivalents - beginning of period	227.4	317.5
Cash and cash equivalents - end of period	$251.4	$368.5
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

On September 1, 2014 the Company completed the sale of its United Kingdom (UK) Door businesses to an affiliate of Alcyon Financial Limited, a financial investment firm. Historical results of the component have been reclassified to discontinued operations for all periods presented. See Note 16 - Discontinued Operations for more information.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. The Company is assessing what impact, if any, the ASU 2014-08 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is assessing what impact, if any, ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

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
The major classes of inventory were as follows:

In millions	September 30, 2014	December 31, 2013
Raw materials	$62.8	$68.3
Work-in-process	46.9	34.5
Finished goods	105.4	84.6
	215.1	187.4
LIFO reserve	(34.4)	(33.8)
Total	$180.7	$153.6

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2013 (gross)	$362.8	$540.0	$87.6	$990.4
Acquisitions	2.3	—	10.3	12.6
Currency translation	—	(4.6)	(3.0)	(7.6)
September 30, 2014 (gross)	365.1	535.4	94.9	995.4
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
Goodwill (net)	$365.1	$56.8	$88.0	$509.9
* The Company recorded a $137.6 million goodwill impairment charge in the EMEIA segment in the third quarter of 2013.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$28.5	$(23.3)	$5.2	$26.4	$(23.6)	$2.8
Customer relationships	99.3	(38.2)	61.1	107.8	(38.1)	69.7
Trademarks (finite-lived)	93.2	(36.6)	56.6	101.4	(36.8)	64.6
Other	10.6	(10.6)	—	13.4	(13.4)	—
Total finite-lived intangible assets	231.6	$(108.7)	122.9	249.0	$(111.9)	137.1
Trademarks (indefinite-lived)	10.2		10.2	9.0		9.0
Total	$241.8		$133.1	$258.0		$146.1

Intangible asset amortization expense was $7.4 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $10.0 million for full year 2014, $8.0 million for 2015, $8.0 million for 2016, $8.0 million for 2017, and $8.0 million for 2018.

Note 6 – Acquisitions

On January 2, 2014, the Company completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in Colombia. On April 30, 2014, the Company completed the acquisition of Fire & Security Hardware Pty Limited (FSH), an electromechanical locking provider in Australia. Aggregate cash consideration paid for these acquisitions was approximately $23.0 million.

Note 7 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2014	December 31, 2013
Term Loan A Facility due 2018	$481.2	$500.0
Term Loan B Facility due 2020	496.3	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.0	43.9
Total debt	1,279.5	1,343.9
Less: current portion of long term debt	30.3	71.9
	$1,249.2	$1,272.0

Senior Secured Credit Facilities

A wholly-owned subsidiary of the Company has a credit agreement providing for (i) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million “tranche A” Term Loan Facility due in 2018 (the "Term Loan A Facility") and a $500 million "tranche B" Term Loan Facility due in 2020 (the "Term Loan B Facility," and together with the Term Loan A Facility, the "Term Facilities"), and (ii) a $500 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its "Senior Secured Credit Facilities." The Company repaid $22.5 million of principal on its Term Loan A and Term Loan B Facilities during the nine months ended September 30, 2014 in accordance with the terms of its senior secured credit facility. At September 30, 2014, the Company did not have any borrowings outstanding under the Revolver and had $29.2 million of letters of credit outstanding, which reduces the availability under the Revolver.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The applicable margin for borrowings under the Term Loan B Facility is 2.25% as of September 30, 2014, with LIBOR for the Term Loan B Facility to be subject to a floor of 0.75% per annum. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.75% to 2.25%. The margin for Term Loan A Facility borrowings was 2.00% as of September 30, 2014.

The Company amended its Senior Secured Credit Facilities on October 15, 2014. See Note 21 for further details.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The Senior Notes mature on October 1, 2021.

At September 30, 2014, the weighted-average interest rate for borrowings was 2.6% under the Term Loan Facilities and 5.75% under the Senior Notes.

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
Currency Hedging Instruments
The net notional amount of the Company’s currency derivatives was $154.0 million and $209.6 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, gains of $0.9 million and $0.5 million, net of tax, respectively, were included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.9 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2014, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps for $300.0 million of the Company's variable rate $985.0 million Term Loan Facilities. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. At September 30, 2014, $0.8 million of gains were recorded in AOCI related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$1.2	$0.7	$—	$—
Interest rate swaps	0.8	—	—	—
Derivatives not designated as hedges:
Currency derivatives	1.7	—	6.4	2.7
Total derivatives	$3.7	$0.7	$6.4	$2.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives	$0.9	$1.1	Cost of goods sold	$2.5	$0.9
Interest rate swaps	0.8	—	Interest expense	—	—
Total	$1.7	$1.1		$2.5	$0.9

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Service cost	$1.7	$2.3	$5.3	$6.7
Interest cost	2.8	2.5	8.4	7.6
Expected return on plan assets	(2.7)	(2.7)	(8.3)	(8.0)
Net amortization of:
Prior service costs	0.1	0.1	0.5	0.4
Plan net actuarial losses	0.5	1.0	1.5	2.9
Net periodic pension benefit cost	$2.4	$3.2	$7.4	$9.6

	Non-U.S.
	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Service cost	$1.3	$1.0	$3.6	$2.8
Interest cost	4.4	2.6	13.1	7.8
Expected return on plan assets	(4.3)	(2.4)	(13.0)	(7.2)
Net amortization of:
Prior service costs	—	—	—	—
Plan net actuarial losses	0.7	0.4	2.1	1.3
Net periodic pension benefit cost	$2.1	$1.6	$5.8	$4.7
Net curtailment gain	3.2	—	3.2	—
Net periodic pension benefit cost after curtailment	$5.3	$1.6	$9.0	$4.7
The Company made employer contributions of $1.2 million and $0.9 million to its defined benefit pension plans during the nine months ended September 30, 2014 and 2013. Additional contributions of approximately $15.7 million are expected during the remainder of 2014.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.1	0.1	0.4	0.4
Net amortization of:
Prior service gains	(0.4)	(0.6)	(1.2)	(1.7)
Net actuarial losses	—	0.1	—	0.2
Net periodic postretirement benefit cost	$(0.3)	$(0.3)	$(0.7)	$(0.9)

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
Assets and liabilities measured at fair value at September 30, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$18.1	$—	$—	$18.1
Foreign currency contracts	—	2.9	—	2.9
Interest rate swap	—	0.8	—	—
Total asset recurring fair value measurements	18.1	3.7	—	21.0
Liabilities:
Foreign currency contracts	—	6.4	—	6.4
Total liability recurring fair value measurements	—	6.4	—	6.4
Financial instruments not carried at fair value
Total debt	—	1,282.1	—	1,282.1
Total financial instruments not carried at fair value	$—	$1,282.1	$—	$1,282.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.2	$—	$—	$20.2
Foreign currency contracts	—	0.7	—	0.7
Total asset recurring fair value measurements	20.2	0.7	—	20.9
Liabilities:
Foreign currency contracts	—	2.7	—	2.7
Total liability recurring fair value measurements	—	2.7	—	2.7
Financial instruments not carried at fair value
Total debt	—	1,356.3	—	1,356.3
Total financial instruments not carried at fair value	$—	$1,356.3	$—	$1,356.3
The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Foreign currency contracts – These instruments include foreign currency contracts for non-functional currency balance sheet exposures. The fair value of the foreign currency contracts are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.

•
Interest rate swaps – These instruments include forward-starting interest rate swap contracts for $300.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2014 are the same as those used at December 31, 2013. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	96.0
Shares issued under incentive plans, net	0.8
Repurchase of ordinary shares	(1.0)
September 30, 2014	95.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three and nine months ended September 30, 2014, the Company paid $19.9 million to repurchase 0.4 million ordinary shares and $50.3 million to repurchase 1.0 million ordinary shares, respectively, on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the nine months ended September 30, 2014 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$(86.8)	$31.1	$(55.7)
Net earnings	139.4	10.6	150.0
Currency translation	(41.6)	(0.5)	(42.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	0.7	—	0.7
Pension and OPEB adjustments, net of tax	8.0	—	8.0
Total comprehensive income	106.5	10.1	116.6
Share-based compensation	9.7	—	9.7
Dividends to noncontrolling interests	—	(4.5)	(4.5)
Dividends to ordinary shareholders	(23.0)	—	(23.0)
Repurchase of ordinary shares	(50.3)	—	(50.3)
Shares issued under incentive plans, net	16.4	—	16.4
Other	(3.2)	—	(3.2)
Balance at September 30, 2014	$(30.7)	$36.7	$6.0
The components of Equity for the nine months ended September 30, 2013 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$1,343.2	$23.0	$1,366.2
Net earnings	21.6	13.9	35.5
Currency translation	(56.9)	0.9	(56.0)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	4.9	—	4.9
Pension and OPEB adjustments, net of tax	3.3	—	3.3
Total comprehensive income	(27.1)	14.8	(12.3)
Dividends to noncontrolling interests	—	(5.2)	(5.2)
Distribution/contribution to/from Parent Company	(47.7)	—	(47.7)
Balance at September 30, 2013	$1,268.4	$32.6	$1,301.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$18.0	$(96.6)
Other comprehensive income before reclassifications	3.2	5.1	(41.6)	(33.3)
Amounts reclassified from accumulated other comprehensive income	(2.5)	2.9	—	0.4
Tax (expense) benefit	(0.2)	—	—	(0.2)
September 30, 2014	$17.2	$(123.3)	$(23.6)	$(129.7)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income before reclassifications	5.8	0.2	(57.1)	(51.1)
Amounts reclassified from accumulated other comprehensive income	(0.9)	3.1	—	2.2
Tax (expense) benefit	0.2	—	—	0.2
September 30, 2013	$16.0	$(92.4)	$20.0	$(56.4)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(1.9)	$(2.5)	Cost of goods sold
	(1.9)	(2.5)	Earnings before income taxes
	(0.3)	(0.2)	Provision for income taxes
	$(2.2)	$(2.7)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(0.3)	$(0.7)	(a)
Actuarial (gains) losses	1.2	3.6	(a)
	0.9	2.9	Earnings from continuing operations

Total reclassifications for the period	$(1.3)	$0.2	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(0.3)	$(0.9)	Cost of goods sold
	(0.3)	(0.9)	Earnings before income taxes
	0.2	0.2	Provision for income taxes
	$(0.1)	$(0.7)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(0.5)	$(1.3)	(a)
Actuarial (gains) losses	1.5	4.4	(a)
	1.0	3.1	Earnings from continuing operations

Total reclassifications for the period	$0.9	$2.4	Earnings from continuing operations
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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Stock options	$0.8	$0.3	$2.7	$1.4
RSUs	1.3	0.6	4.5	2.1
PSUs	1.1	0.2	2.5	0.9
Deferred compensation	—	0.6	0.5	1.2
Pre-tax expense	3.2	1.7	10.2	5.6
Tax benefit	(1.1)	(0.6)	(3.6)	(2.1)
After-tax expense	$2.1	$1.1	$6.6	$3.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	188,817	$19.54	123,200	$16.50
RSUs	101,653	$54.29	50,197	$52.60

The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2014	2013
Dividend yield	0.60%	1.60%
Volatility	36.55%	42.14%
Risk-free rate of return	1.94%	0.85%
Expected life	6.0 years	5.1 years

For grants issued prior to December 1, 2013, expected volatility is based on the historical volatility from traded options on the stock of Ingersoll Rand plc ("Ingersoll Rand"), the former parent of our commercial and residential security businesses. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical data is used to estimate forfeitures within Ingersoll Rand's valuation model. The expected life of the Ingersoll Rand's stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2014, the Company granted PSUs with a maximum award level of approximately 0.2 million shares.

In December 2013, the Company’s Compensation Committee granted PSUs that are earned based upon the total shareholder return ("TSR") of the Company’s share performance compared to the TSR of the 41 companies currently comprising the S&P 400 Capital Goods Index over the three-year performance period based on the change in the 30 day average price for the index from December 2013 to the 30 day average price for the index in December 2016. The fair value of the market condition is estimated using a Monte Carlo simulation.

In March 2014, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Company’s relative TSR as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 13 – Restructuring Activities
The changes in the restructuring reserve during the nine months ended September 30, 2014 were as follows:

In millions	EMEIA	Total
December 31, 2013	$2.8	$2.8
Additions	5.4	5.4
Cash and non-cash uses	(6.3)	(6.3)
September 30, 2014	$1.9	$1.9

The majority of the costs accrued as of September 30, 2014 will be paid within one year.

2014 EMEIA Restructuring Plan

In the second quarter of 2014, management committed to a plan to restructure the EMEIA segment to improve efficiencies and regional cost structure. Expenses incurred for this plan for the three and nine months ended September 30, 2014 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
EMEIA	$0.2	$—	$4.6	$—
Total	$0.2	$—	$4.6	$—

Cost of goods sold	$0.1	$—	$1.1	$—
Selling and administrative expenses	0.1	—	3.5	—
Total	$0.2	$—	$4.6	$—

In addition, the Company incurred other non-qualified restructuring charges of $0.4 million during the nine months ended September 30, 2014 in conjunction with the plan, which represents costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Restructuring Plans
Other restructuring charges recorded during the three and nine months ended September 30 as part of prior restructuring plans were as follows:

	Nine months ended
In millions	2014	2013
Americas	$—	$0.1
EMEIA	0.8	4.5
Total	$0.8	$4.6

Cost of goods sold	$0.2	$2.3
Selling and administrative expenses	0.6	2.3
Total	$0.8	$4.6

These charges primarily related to workforce reductions in an effort to increase efficiencies across multiple lines of business. There were no charges incurred during the three months ended September 30, 2014 or 2013 related to other restructuring plans.

Note 14 – Other (Gain) Loss, Net
The components of Other, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Interest income	$(0.1)	$—	$(0.4)	$(0.1)
Exchange (gain) loss	(1.7)	—	(2.3)	6.9
Other	(0.2)	0.2	(0.4)	0.1
Other (gain) loss, net	$(2.0)	$0.2	$(3.1)	$6.9

Included within Exchange (gain) loss for the nine months ended September 30, 2013 is a $6.2 million realized foreign currency translation loss related to the devaluation of the Venezuelan Bolivar from the pre-existing exchange rate of 4.3 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for further discussion regarding currency volatility in Venezuela.

Note 15 – Income Taxes

The effective income tax rates for the three months ended September 30, 2014 and 2013 were 28.7% and (205.9)%. The effective tax rate for the three months ended September 30, 2013 included the impact of a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million, net of tax). Excluding this charge, the effective tax rate was 44.9% for the three months ended September 30, 2013. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, favorable discrete tax benefits as well as an adjustment in the third quarter of 2013 to true-up the full-year 2013 effective tax rate.

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 29.3% and 73.2%, respectively. Excluding the goodwill impairment charge discussed above, the effective tax rate was 39.2% for the nine months ended September 30, 2013. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions and favorable discrete tax benefits.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 16 – Discontinued Operations

EMEIA Divestiture

In the second quarter of 2014 the Company committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. The businesses sold include the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the plan, we recorded a $7.6 million charge to write the carrying value of the assets to be sold down to their estimated fair value.

Net revenues and after-tax earnings of the component for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Net revenues	$4.3	$6.3	$16.1	$17.0

After-tax loss from operations	$(0.3)	$(0.5)	$(2.0)	$(1.6)
Loss on disposal	(1.0)	—	(7.6)	—
Discontinued operations, net of tax	$(1.3)	$(0.5)	$(9.6)	$(1.6)

The Company recorded an immaterial income tax benefit for the component's losses for the three and nine months ended September 30, 2013.

Other divestitures

Other discontinued operations recognized a loss of $0.8 million and earnings of $0.1 million for the three months ended September 30, 2014 and 2013 and a loss of $1.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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

Basic and Diluted EPS for all periods prior to the spin-off from Ingersoll Rand reflect the number of distributed shares on December 1, 2013, or 96.0 million shares. These shares are treated as issued and outstanding from January 1, 2013 for purposes of calculating historical basic EPS for the three and nine months ended September 30, 2013. At the time of the spin-off from Ingersoll Rand, stock options and RSU awards were converted to awards of Allegion, and therefore there were no dilutive securities outstanding for historical periods.
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Weighted-average number of basic shares	95.9	96.0	96.2	96.0
Shares issuable under incentive stock plans	1.0	—	1.1	—
Weighted-average number of diluted shares	96.9	96.0	97.3	96.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

In the second quarter of 2014 management committed to a plan to sell a component of a business in the EMEIA region and reclassified historical results of the component to discontinued operations for all periods presented. The transaction closed in the third quarter of 2014.

Effective January 1, 2013, a product line was transferred from the Asia Pacific segment to the Americas segment. Within the Quarterly Condensed and Consolidated Financial Statements for the three and nine months ended September 30, 2013, goodwill was reclassified from the Asia Pacific segment to the Americas segment.
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Net revenues
Americas	$423.1	$405.0	$1,169.2	$1,154.1
EMEIA	89.5	92.1	289.9	286.0
Asia Pacific	34.1	31.9	85.7	85.8
Total	$546.7	$529.0	$1,544.8	$1,525.9
Segment operating income (loss)
Americas	$122.8	$109.5	$320.1	$302.8
EMEIA (a)	0.4	(5.1)	(4.3)	(11.1)
Asia Pacific (b)	(0.5)	20.6	(7.0)	18.7
Total	122.7	125.0	308.8	310.4
Reconciliation to Operating income
Asset impairment (a)	—	(137.6)	—	(137.6)
Unallocated corporate expense	(17.1)	(8.8)	(46.1)	(24.7)
Operating income	$105.6	$(21.4)	$262.7	$148.1
Reconciliation to Earnings before income taxes
Interest expense	12.7	0.5	38.3	1.4
Other (gain) loss, net	(2.0)	0.2	(3.1)	6.9
Earnings before income taxes	$94.9	$(22.1)	$227.5	$139.8

(a) During the nine months ended September 30, 2013, the Company recorded a non-cash, pre-tax goodwill impairment charge of $137.6 million. This amount has been excluded from Segment operating income of the EMEIA segment as management excludes these charges from Operating income when making operating decisions about the business

(b) Segment operating income for the three and nine months ended September 30, 2013 include a $21.5 million gain on a property sale in China.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

The Company is sometimes a party to environmental lawsuits and claims and from time to time receives notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.

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

During the three months ended September 30, 2014 and 2013, the Company incurred $0.6 million and $0.5 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the nine months ended September 30, 2014 and 2013, the Company incurred $1.8 million and $1.5 million. As of September 30, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $9.9 million and $10.8 million. Of these amounts, $2.9 million and $2.9 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2014 and December 31, 2013 was $3.6 million and $4.2 million. The non-current reserve at September 30, 2014 and December 31, 2013 was $6.3 million and $6.6 million. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$9.7	$9.5
Reductions for payments	(5.0)	(4.4)
Accruals for warranties issued during the current period	5.0	3.4
Changes to accruals related to preexisting warranties	0.5	0.3
Translation	(0.2)	—
Balance at end of period	$10.0	$8.8

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. (the “Issuer”) as the issuer of the Senior Notes and Allegion plc (the “Parent”), Schlage Lock Company LLC and Von Duprin LLC (together, the “Subsidiary Guarantors”) are all guarantors of the Senior Notes. The following condensed and consolidated financial information of the Parent, the Issuer, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

The Company revised its Condensed and Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 to correct for an immaterial error. The revision was made to reclassify $23.7 million of Intercompany dividends paid in the second quarter of 2014 by a Subsidiary Guarantor from net cash provided by continuing operating activities to net cash used in financing activities. The Company will present the revised Condensed and Consolidated Statement of Cash Flows for the six months ended June 30, 2014 as part of its Form 10-Q that will be filed for the six months ended June 30, 2015. The revision did not impact the net decrease in cash and cash equivalents for the Issuer, Parent, Other Subsidiaries or Allegion plc and solely impacted the second quarter 2014 financial reporting.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$375.5	$222.6	$(51.4)	$546.7
Cost of goods sold	—	—	214.4	147.6	(51.4)	310.6
Selling and administrative expenses	1.4	—	77.1	52.0	—	130.5
Operating income (loss)	(1.4)	—	84.0	23.0	—	105.6
Equity earnings (loss) in affiliates, net of tax	62.3	80.6	3.8	100.1	(246.8)	—
Interest expense	—	12.7	—	—	—	12.7
Intercompany interest and fees	—	12.7	(75.4)	62.7	—	—
Other (gain) loss, net	—	—	(0.2)	(1.8)	—	(2.0)
Earnings (loss) before income taxes	60.9	55.2	163.4	62.2	(246.8)	94.9
Provision (benefit) for income taxes	0.3	9.5	59.5	(42.1)	—	27.2
Earnings (loss) from continuing operations	60.6	45.7	103.9	104.3	(246.8)	67.7
Discontinued operations, net of tax	—	—	—	(2.1)	—	(2.1)
Net earnings (loss)	60.6	45.7	103.9	102.2	(246.8)	65.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	5.3	—	5.3
Net earnings (loss) attributable to Allegion plc	$60.6	$45.7	$103.9	$96.9	$(246.8)	$60.3

Total comprehensive income (loss)	$40.5	$45.7	$103.9	$97.2	$(246.8)	$40.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	5.7	—	5.7
Total comprehensive income (loss) attributable to Allegion plc	$40.5	$45.7	$103.9	$91.5	$(246.8)	$34.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$1,054.2	$637.9	$(147.3)	$1,544.8
Cost of goods sold	—	—	602.7	435.2	(147.3)	890.6
Selling and administrative expenses	3.4	—	220.9	167.2	—	391.5
Operating income (loss)	(3.4)	—	230.6	35.5	—	262.7
Equity earnings (loss) in affiliates, net of tax	142.8	156.3	6.2	286.7	(592.0)	—
Interest expense	—	37.4	—	0.9	—	38.3
Intercompany interest and fees	—	37.6	(226.6)	189.0	—	—
Other (gain) loss, net	—	—	(0.1)	(3.0)	—	(3.1)
Earnings (loss) before income taxes	139.4	81.3	463.5	135.3	(592.0)	227.5
Provision (benefit) for income taxes	—	(28.1)	170.6	(75.9)	—	66.6
Earnings (loss) from continuing operations	139.4	109.4	292.9	211.2	(592.0)	160.9
Discontinued operations, net of tax	—	—	—	(10.9)	—	(10.9)
Net earnings (loss)	139.4	109.4	292.9	200.3	(592.0)	150.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	10.6	—	10.6
Net earnings (loss) attributable to Allegion plc	$139.4	$109.4	$292.9	$189.7	$(592.0)	$139.4

Total comprehensive income (loss)	$106.5	$109.4	$292.9	$199.8	$(592.0)	$116.6
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	10.1	—	10.1
Total comprehensive income (loss) attributable to Allegion plc	$106.5	$109.4	$292.9	$189.7	$(592.0)	$106.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$363.8	$219.4	$(54.2)	$529.0
Cost of goods sold	—	—	206.6	138.2	(54.2)	290.6
Selling and administrative expenses	—	—	56.1	66.1	—	122.2
Goodwill impairment charge	—	—	—	137.6	—	137.6
Operating income (loss)	—	—	101.1	(122.5)	—	(21.4)
Equity earnings (loss) in affiliates, net of tax	(78.2)	(11.8)	0.7	62.4	26.9	—
Interest expense	—	—	—	0.5	—	0.5
Other (gain) loss, net	—	—	1.1	(0.9)	—	0.2
Earnings (loss) before income taxes	(78.2)	(11.8)	100.7	(59.7)	26.9	(22.1)
Provision (benefit) for income taxes	—	—	37.5	8.0	—	45.5
Earnings (loss) from continuing operations	(78.2)	(11.8)	63.2	(67.7)	26.9	(67.6)
Discontinued operations, net of tax	—	—	(0.1)	(0.3)	—	(0.4)
Net earnings (loss)	(78.2)	(11.8)	63.1	(68.0)	26.9	(68.0)
Less: Net earnings attributable to noncontrolling interests	—	—	—	10.1	—	10.1
Net earnings (loss) attributable to Allegion plc	$(78.2)	$(11.8)	$63.1	$(78.1)	$26.9	$(78.1)

Total comprehensive income (loss)	$(107.3)	$(11.8)	$63.1	$(78.1)	$26.9	$(107.2)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	10.3	—	10.3
Total comprehensive income (loss) attributable to Allegion plc	$(107.3)	$(11.8)	$63.1	$(88.4)	$26.9	$(117.5)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$1,033.6	$649.5	$(157.2)	$1,525.9
Cost of goods sold	—	—	584.4	455.8	(157.2)	883.0
Selling and administrative expenses	—	—	160.6	196.6	—	357.2
Goodwill impairment charge	—	—	—	137.6	—	137.6
Operating income (loss)	—	—	288.6	(140.5)	—	148.1
Equity earnings (loss) in affiliates, net of tax	21.5	125.3	2.2	180.2	(329.2)	—
Interest expense	—	—	0.1	1.3	—	1.4
Other (gain) loss, net	—	—	0.4	6.5	—	6.9
Earnings (loss) before income taxes	21.5	125.3	290.3	31.9	(329.2)	139.8
Provision (benefit) for income taxes	—	—	108.1	(5.7)	—	102.4
Earnings (loss) from continuing operations	21.5	125.3	182.2	37.6	(329.2)	37.4
Discontinued operations, net of tax	—	—	0.2	(2.1)	—	(1.9)
Net earnings (loss)	21.5	125.3	182.4	35.5	(329.2)	35.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	13.9	—	13.9
Net earnings (loss) attributable to Allegion plc	$21.5	$125.3	$182.4	$21.6	$(329.2)	$21.6

Total comprehensive income (loss)	$(12.3)	$125.3	$182.4	$21.5	$(329.2)	$(12.3)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	14.8	—	14.8
Total comprehensive income (loss) attributable to Allegion plc	$(12.3)	$125.3	$182.4	$6.7	$(329.2)	$(27.1)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
September 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$1.2	$—	$119.1	$131.1	$—	$251.4
Accounts and notes receivable, net	—	—	133.5	153.8	—	287.3
Inventories	—	—	69.6	111.1	—	180.7
Other current assets	0.2	28.1	23.3	163.0	—	214.6
Accounts and notes receivable affiliates	—	1,289.0	3,140.7	280.0	(4,709.7)	—
Total current assets	1.4	1,317.1	3,486.2	839.0	(4,709.7)	934.0
Investment in affiliates	—	1,435.9	88.7	4,510.2	(6,034.8)	—
Property, plant and equipment, net	—	—	147.1	65.4	—	212.5
Intangible assets, net	—	—	161.1	481.9	—	643.0
Notes receivable affiliates	—	—	1,049.0	800.0	(1,849.0)	—
Other noncurrent assets	—	88.4	76.0	38.3	—	202.7
Total assets	$1.4	$2,841.4	$5,008.1	$6,734.8	$(12,593.5)	$1,992.2
Current liabilities:
Accounts payable and accruals	$1.2	$21.9	$329.0	$81.8	$—	$433.9
Short-term borrowings and current maturities of long-term debt	—	30.0	0.1	0.2	—	30.3
Accounts and note payable affiliates	0.1	186.5	247.2	4,275.9	(4,709.7)	—
Total current liabilities	1.3	238.4	576.3	4,357.9	(4,709.7)	464.2
Long-term debt	—	1,247.5	0.1	1.6	—	1,249.2
Note payable affiliate	—	1,810.9	—	38.0	(1,848.9)	—
Estimated loss on investment	30.9	—	—	—	(30.9)	—
Other noncurrent liabilities	(0.1)	104.0	147.6	21.3	—	272.8
Total liabilities	32.1	3,400.8	724.0	4,418.8	(6,589.5)	1,986.2
Equity:
Total shareholders equity (deficit)	(30.7)	(559.4)	4,284.1	2,279.3	(6,004.0)	(30.7)
Noncontrolling interests	—	—	—	36.7	—	36.7
Total equity (deficit)	(30.7)	(559.4)	4,284.1	2,316.0	(6,004.0)	6.0
Total liabilities and equity	$1.4	$2,841.4	$5,008.1	$6,734.8	$(12,593.5)	$1,992.2

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$56.2	$(13.2)	$81.9	$135.1	$(85.2)	$174.8
Net cash provided by (used in) discontinued operating activities	—	—	—	(2.8)	—	(2.8)
Net cash provided by (used in) operating activities	56.2	(13.2)	81.9	132.3	(85.2)	172.0
Cash flows from investing activities:
Capital expenditures	—	—	(32.9)	(6.9)	—	(39.8)
Acquisition of businesses, net of cash acquired	—	—	—	(23.0)	—	(23.0)
Other investing activities, net	—	—	0.6	41.3	—	41.9
Net cash provided by (used in) investing activities	—	—	(32.3)	11.4	—	(20.9)
Cash flows from financing activities:
Net debt repayments	—	(22.5)	—	(40.6)	—	(63.1)
Net inter-company proceeds (payments)	—	35.7	14.4	(50.1)	—	—
Dividends paid to shareholders	(22.6)	—	(23.7)	(61.5)	85.2	(22.6)
Repurchase of ordinary shares	(50.3)	—	—	—	—	(50.3)
Other financing activities, net	16.5	—	—	(1.1)	—	15.4
Net cash provided by (used in) financing activities	(56.4)	13.2	(9.3)	(153.3)	85.2	(120.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.5)	—	(6.5)
Net increase (decrease) in cash and cash equivalents	(0.2)	—	40.3	(16.1)	—	24.0
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$1.2	$—	$119.1	$131.1	$—	$251.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$—	$—	$180.7	$(24.0)	$—	$156.7
Net cash provided by (used in) discontinued operating activities	—	—	0.2	0.7	—	0.9
Net cash provided by (used in) operating activities	—	—	180.9	(23.3)	—	157.6
Cash flows from investing activities:
Capital expenditures	—	—	(7.2)	(4.8)	—	(12.0)
Proceeds from sale of property, plant and equipment	—	—	0.7	23.7	—	24.4
Net cash provided by (used in) investing activities	—	—	(6.5)	18.9	—	12.4
Cash flows from financing activities:
Net debt proceeds	—	—	—	(0.2)	—	(0.2)
Net transfers from (to) Parent and affiliates	—	—	(162.4)	43.9	—	(118.5)
Other, net	—	—	—	(5.2)	—	(5.2)
Net cash provided by (used in) financing activities	—	—	(162.4)	38.5	—	(123.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4.9	—	4.9
Net increase (decrease) in cash and cash equivalents	—	—	12.0	39.0	—	51.0
Cash and cash equivalents - beginning of period	—	—	1.8	315.7	—	317.5
Cash and cash equivalents - end of period	$—	$—	$13.8	$354.7	$—	$368.5

Note 21 – Subsequent Events

On October 15, 2014, the Company entered into an agreement to amend and restate its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement, among other things, (1) increased the size of the Term A Loan Facility from $500.0 million to $975.0 million and borrowed an additional $493.8 million under the facility, (2) repaid the outstanding Term Loan B Facility with the proceeds from the Term Loan A Facility, (3) reduced credit spreads on Term Loan A Facility 25 basis points and eliminated the LIBOR floor associated with Term Loan B Facility and (4) extended the applicable maturities from September 27, 2018 to October 15, 2019. The availability under the Revolver remained unchanged, and continues to permit borrowing of up to $500 million. Borrowings outstanding under the Term Loan A Facility were $975.0 million on October 15, 2014.

In the fourth quarter, Allegion expects to incur a non-cash charge of approximately $4.5 million for early retirement of the unamortized Term Loan B Facility debt issuance costs.

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

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar (USD), which is the current rate at which all of our VEF denominated net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 12 VEF to $1 at September 30, 2014. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of USD from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD 2 exchange rate closed at 49.98 VEF to $1 on September 30, 2014. We have continued to remeasure the net monetary assets of our Venezuelan consolidated joint venture at the official exchange rate as of September 30, 2014.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 12 VEF to $1 would be a one-time devaluation charge of approximately $6.2 million and to a SICAD 2 rate of 49.98 VEF to $1 would be a one-time devaluation charge of approximately $11.5 million based on our net monetary asset balances as of September 30, 2014 of approximately $13.1 million, including $20.9 million of cash. Net revenues of our operation in Venezuela were $32.2 million and $75.1 million for the three and nine months ended September 30, 2014 and $17.6 million and $46.7 million for the three and nine months ended September 30, 2013. In addition to the one-time devaluation charge, a devaluation could have a material impact on our future results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.

Acquisitions

On January 2, 2014, we completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in Colombia. On April 30, 2014, we completed the acquisition of Fire & Security Hardware Pty Limited (FSH), an electromechanical locking provider in Australia. Aggregate cash consideration paid for these acquisitions was approximately $23.0 million.

2014 Dividend

On March 31, 2014, we paid a quarterly dividend of $0.08 per ordinary share to shareholders of record as of March 17, 2014. On June 30, 2014,we paid a quarterly dividend of $0.08 per ordinary share to shareholders of record as of June 16, 2014. On September 30, 2014, we paid a quarterly dividend of $0.08 per ordinary share to shareholders of record as of September 16, 2014.

Spin-off related charges

For the three and nine months ended September 30, 2014 we incurred $4.6 million and $20.3 million of separation costs associated with the spin-off from Ingersoll Rand, of which $4.6 and $20.1 million was recognized in Selling and administrative expenses in our results of operations and $0.0 million and $0.2 million was recognized in Cost of goods sold. Separation costs for the three and nine months ended September 30, 2014 primarily include professional and consulting fees, system implementation costs and relocation and other personnel related costs.

Restructuring charges

In the second quarter of 2014 management committed to a plan to restructure our EMEIA segment to improve efficiencies and regional cost structure. In conjunction with this plan, we incurred severance and other restructuring charges of $4.6 million and other charges of $0.4 million for the nine months ended September 30, 2014.

Joint venture order flow change

Previously, our consolidated joint venture in Asia acted as a pass-through to the end customer. Beginning in 2013, the consolidated joint venture no longer recognizes the revenue and cost of goods sold on these products because of a revised joint venture operating agreement. Products are shipped direct to the end customer with the joint venture receiving a royalty in an amount that approximates the lost margin. We recognized revenue of approximately $16.9 million and $52.0 million related to this business in our Americas segment for the three and nine months ended September 30, 2013. The change did not have a material impact on operating income or on cash flows for the three or nine months ended September 30, 2014.

Discontinued operations

In the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. The businesses sold included the Dor-o-Matic branded automatic door business, the Martin Roberts branded performance steel doorset business and the UK service organization. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the sale, we recorded a $7.6 million charge to write the carrying value of the assets sold down to their selling value.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$546.7		$529.0
Cost of goods sold	310.6	56.8%	290.6	54.9%
Selling and administrative expenses	130.5	23.9%	122.2	23.1%
Goodwill impairment charge	—	—%	137.6	26.0%
Operating income	105.6	19.3%	(21.4)	(4.0)%
Interest expense	12.7		0.5
Other (gain) loss, net	(2.0)		0.2
Earnings before income taxes	94.9		(22.1)
Provision for income taxes	27.2		45.5
Earnings from continuing operations	67.7		(67.6)
Discontinued operations, net of tax	(2.1)		(0.4)
Net earnings (loss)	65.6		(68.0)
Less: Net earnings attributable to noncontrolling interests	5.3		10.1
Net earnings (loss) attributable to Allegion plc	$60.3		$(78.1)
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.64		$(0.81)
Discontinued operations	(0.02)		—
Net earnings (loss)	$0.62		$(0.81)
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2014 increased by 3.3%, or $17.7 million, compared with the same period in 2013, which resulted from the following:

Pricing	2.2%
Volume/product mix	3.9%
Acquisitions/divestitures	0.5%
Currency exchange rates	(0.1)%
Impact of consolidated Asia joint venture order flow change	(3.2)%
Total	3.3%
The increase in net revenues was primarily driven by improved pricing, higher volumes, the acquisition of the Schlage de Colombia assets in January 2014 and the acquisition of FSH in April 2014. The pricing improvements were primarily driven by our consolidated joint venture in Venezuela and were largely offset by material inflation and other inflation in Venezuela, as discussed below. These increases were partially offset by the impact of the change in order flow through our consolidated joint venture in Asia discussed above and unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin for the three months ended September 30, 2014 increased to 19.3% from (4.0)% for the same period of 2013 primarily due to a $137.6 million goodwill impairment charge recognized in the third quarter of 2013. Excluding this charge, operating margin for the three months ended September 30, 2013 was 22.0%. The decrease in operating margin excluding the goodwill impairment charge was primarily due to a $21.5 million gain on the sale of a property in China recognized in the third quarter of 2013 (4.1%), increased investment spending (1.1%) and spin-related costs (0.9%). These decreases were partially offset by favorable volume/product mix (1.0%), productivity in excess of other inflation (0.8%), the impact of the change in order flow through our consolidated joint venture in Asia discussed above (0.7%), pricing improvements in excess of material inflation (0.6%), lower restructuring charges (0.2%) and favorable foreign currency exchange rate movements (0.1%).
The pricing improvements were primarily driven by our consolidated joint venture in Venezuela and were largely offset by material inflation and other inflation in Venezuela. We can provide no assurance that pricing improvement will continue to outpace material inflation and other inflation in Venezuela, particularly if the VEF is officially devalued or if we determine one of the other exchange rate mechanisms discussed above is more appropriate to translate our financial statements.
Interest Expense
Interest expense for the three months ended September 30, 2014 increased $12.2 million compared with the same period of 2013 as a result of entering into the $1,000.0 million total senior secured term loan facilities and issuing $300.0 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other (Gain) Loss, Net
The components of Other (gain) loss, net for the three months ended September 30 were as follows:

In millions	2014	2013
Interest income	$(0.1)	$—
Exchange gain	(1.7)	—
Other	(0.2)	0.2
Other (gain) loss, net	$(2.0)	$0.2
The increase in Other (gain) loss, net for the three months ended September 30, 2014 resulted primarily from higher foreign currency gains compared to the same period in 2013.
Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2014 and 2013 were 28.7% and (205.9)%. The effective tax rate for the three months ended September 30, 2013 included the impact of a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). Excluding the goodwill impairment charge and related income tax benefit, the effective tax rate was 44.9% for the three months ended September 30, 2013. The decrease in the effective income tax rate compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions, favorable discrete tax benefits as well as an adjustment in the third quarter of 2013 to true-up the full-year 2013 effective tax rate.
Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the sale, we recorded a $1.0 million charge in the third quarter of 2014 to write the carrying value of the assets sold down to their selling value.

Net revenues and after-tax earnings of the component for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended
In millions	2014	2013
Net revenues	$4.3	$6.3

After-tax loss from operations	$(0.3)	$(0.5)
Loss on assets held for sale, net of tax	(1.0)	—
Discontinued operations, net of tax	$(1.3)	$(0.5)

Other divestitures

Other discontinued operations recognized a loss of $0.8 million and earnings of $0.1 million for the three months ended September 30, 2014 and 2013. These were mainly related to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$1,544.8		$1,525.9
Cost of goods sold	890.6	57.7%	883.0	57.9%
Selling and administrative expenses	391.5	25.3%	357.2	23.4%
Goodwill impairment charge	—	—%	137.6	9.0%
Operating income	262.7	17.0%	148.1	9.7%
Interest expense	38.3		1.4
Other (gain) loss, net	(3.1)		6.9
Earnings before income taxes	227.5		139.8
Provision for income taxes	66.6		102.4
Earnings from continuing operations	160.9		37.4
Discontinued operations, net of tax	(10.9)		(1.9)
Net earnings	150.0		35.5
Less: Net earnings attributable to noncontrolling interests	10.6		13.9
Net earnings attributable to Allegion plc	$139.4		$21.6
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.54		$0.24
Discontinued operations	(0.11)		(0.01)
Net earnings	$1.43		$0.23
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2014 increased by 1.2%, or $18.9 million, compared with the same period in 2013, which resulted from the following:

Pricing	2.1%
Volume/product mix	1.8%
Acquisitions/divestitures	0.5%
Currency exchange rates	0.2%
Impact of consolidated Asia joint venture order flow change	(3.4)%
Total	1.2%
The increase in net revenues was primarily driven by improved pricing, higher volumes, the acquisition of the Schlage de Colombia assets in January 2014 and the acquisition of FSH in April 2014 and favorable foreign currency exchange rate movements. The pricing improvements were primarily driven by our consolidated joint venture in Venezuela and were largely offset by material inflation and other inflation in Venezuela, as discussed below. These increases were partially offset by the impact of the change in order flow through our consolidated joint venture in Asia discussed above.

Operating Income/Margin
Operating margin for the nine months ended September 30, 2014 increased to 17.0% from 9.7% for the same period of 2013 primarily due to a $137.6 million goodwill impairment charge recognized in the third quarter of 2013. Excluding this charge, operating margin for the three months ended September 30, 2013 was 18.7%. The decrease in operating margin excluding the goodwill impairment charge was primarily due to a $21.5 million gain on the sale of a property in China recognized in the third quarter of 2013 (1.4%), increased investment and other spending (1.3%) and spin-related costs (1.4%). These decreases were partially offset by pricing improvements in excess of material inflation (0.9%), the impact of the change in order flow through our consolidated joint venture in Asia discussed above (0.7%), productivity in excess of other inflation (0.4%), favorable volume/product mix (0.2%), lower restructuring charges (0.1%) and favorable foreign currency exchange rate movements (0.1%).
The pricing improvements resulted from our consolidated joint venture in Venezuela and were partially offset by material inflation and other inflation in Venezuela. We can provide no assurance that pricing improvement will continue to outpace material inflation and other inflation in Venezuela, particularly if the VEF is officially devalued or if we determine one of the other exchange rate mechanisms discussed above is more appropriate to translate our financial statements.
Interest Expense
Interest expense for the nine months ended September 30, 2014 increased $36.9 million compared with the same period of 2013 as a result of entering into the $1,000.0 million total senior secured term loan facilities and issuing $300.0 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other (gain) loss, Net
The components of Other (gain) loss, net for the nine months ended September 30 are as follows:

In millions	2014	2013
Interest income	$(0.4)	$(0.1)
Exchange (gain) loss	(2.3)	6.9
Other	(0.4)	0.1
Other (gain) loss, net	$(3.1)	$6.9
The increase in Other (gain) loss, net for the nine months ended September 30, 2014 resulted primarily from increased foreign currency gains compared to the same period in 2013, which included a realized foreign currency translation loss of $6.2 million related to the devaluation of the VEF.
Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 29.3% and 73.2%. Excluding the goodwill impairment charge discussed above, the effective tax rate was 39.2% for the nine months ended September 30, 2013. The decrease in the effective income tax rate excluding the goodwill impairment charge and related income tax benefit compared to 2013 is primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions and favorable discrete tax benefits.
Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its UK Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the sale, we recorded a $7.6 million charge to write the carrying value of the assets sold down to their selling value

Net revenues and after-tax earnings of the component for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended
In millions	2014	2013
Net revenues	$16.1	$17.0

After-tax loss from operations	$(2.0)	$(1.6)
Loss on assets held for sale, net of tax	(7.6)	—
Discontinued operations, net of tax	$(9.6)	$(1.6)

Other divestitures

Other discontinued operations recognized a loss of $1.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013. These losses were mainly related to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Americas

Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America and parts of South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems for use in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s strategic brands are Schlage, Von Duprin and LCN.

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$423.1	$405.0	4.5%	$1,169.2	$1,154.1	1.3%
Segment operating income	122.8	109.5	12.1%	320.1	302.8	5.7%
Segment operating margin	29.0%	27.0%		27.4%	26.2%

Net revenues for the three months ended September 30, 2014 increased by 4.5%, or $18.1 million, compared with the same period in 2013, primarily due to improved pricing (2.6%), higher volumes (5.6%) and revenue provided by the acquisition of the assets of Schlage de Colombia in January 2014 (0.8%). The improved pricing is primarily due to pricing increases in our consolidated joint venture in Venezuela. These increases were partially offset by the impact of the change in order flow through our consolidated joint venture discussed above (4.2%) and unfavorable foreign currency exchange rate movements (0.3%).

Segment operating margin increased to 29.0% for the three months ended September 30, 2014, compared to 27.0% for the same period of 2013. The increase was primarily due to the impact of the change in order flow through our consolidated joint venture discussed above (1.2%), favorable volume/product mix (1.1%), pricing improvements in excess of material inflation (0.5%) and productivity in excess of other inflation (0.2%). These increases were partially offset by incremental investment and other spending (1.0%).
The pricing improvements were primarily driven by our consolidated joint venture in Venezuela and were largely offset by material inflation and other inflation in Venezuela. Material and other inflation in the Americas segment was relatively modest outside of Venezuela compared to the prior year. We can provide no assurance that pricing improvement will continue to outpace material inflation and other inflation in Venezuela, particularly if the VEF is officially devalued or if we determine one of the other exchange rate mechanisms discussed above is more appropriate to translate our financial statements.

Net revenues for the nine months ended September 30, 2014 increased by 1.3% or $15.1 million compared with the same period in 2013, primarily due to improved pricing (2.6%), higher volumes (2.9%) and revenue provided by the acquisition of the assets of Schlage de Colombia in January 2014 (0.8%). The improved pricing is primarily due to pricing increases in our consolidated joint venture in Venezuela. These increases were partially offset by the impact of the change in order flow through our consolidated joint venture discussed above (4.5%) and unfavorable foreign currency exchange rate movements (0.5%).

Segment operating margin increased to 27.4% for the nine months ended September 30, 2014, compared to 26.2% for the same period of 2013. This increase was primarily due to the impact of the change in order flow through our consolidated joint venture discussed above (1.2%), pricing improvements in excess of material inflation (0.8%), favorable foreign currency exchange rate movements (0.1%) and favorable volume/product mix (0.1%). These increases were partially offset by incremental investment and other spending (0.7%) and other inflation in excess of productivity (0.3%).
The pricing improvements resulted from our consolidated joint venture in Venezuela and were partially offset by material inflation and other inflation in Venezuela. Material and other inflation in the Americas segment was relatively modest outside of Venezuela compared to the prior year. We can provide no assurance that pricing improvement will continue to outpace material inflation and other inflation in Venezuela, particularly if the VEF is officially devalued or if we determine one of the other exchange rate mechanisms discussed above is more appropriate to translate our financial statements.

EMEIA

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

During the three and nine months ended September 30, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $137.6 million, which has been excluded from these results.

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$89.5	$92.1	(2.8)%	$289.9	$286.0	1.4%
Segment operating income (loss)	0.4	(5.1)	107.8%	(4.3)	(11.1)	(61.3)%
Segment operating margin	0.4%	(5.5)%		(1.5)%	(3.9)%

Net revenues for the three months ended September 30, 2014 decreased by 2.8%, or $2.6 million, compared with the same period of 2013, primarily due to lower volume (1.9%) and lower revenue as a result of managements' actions to exit certain unprofitable market segments (2.7%). These decreases were partially offset by improved pricing (1.0%) and favorable foreign currency exchange rate movements (0.8%).

Segment operating margin increased to 0.4% for the three months ended September 30, 2014, compared to (5.5)% for the same period of 2013. The increase in operating margin was primarily due to productivity in excess of other inflation (6.0%), pricing improvements in excess of material inflation (1.0%), lower restructuring charges (0.9%) and favorable foreign currency exchange rate movements (0.7%). These increases were partially offset by increased investment spending (0.7%), spin-related costs (0.7%) and unfavorable volume/product mix (1.3%).

Net revenues for the nine months ended September 30, 2014 increased by 1.4%, or $3.9 million compared with the same period of 2013, primarily due to improved pricing (0.9%) and favorable foreign currency exchange rate movements (3.5%). These increases were partially offset by lower volume (1.4%) and lower revenue as a result of managements' actions to exit certain unprofitable market segments (1.6%).

Segment operating margin improved to (1.5)% for the nine months ended September 30, 2014, compared to (3.9)% for the same period of 2013. This increase was primarily due to productivity benefits in excess of other inflation (3.7%), pricing improvements in excess of material inflation (1.0%) and favorable foreign currency exchange rate movements (0.9%) partially offset by spin related costs (1.2%), increased investment spending (1.0%) and unfavorable volume/mix (1.0%).

Asia Pacific

Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout the Asia Pacific region. The segment offers a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, electronic product and access control systems, and as well as video analytics solutions. This segment’s strategic brands are Schlage, CISA, Von Duprin and LCN.

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$34.1	$31.9	6.9%	$85.7	$85.8	(0.1)%
Segment operating income (loss)	(0.5)	20.6	102.4%	(7.0)	18.7	(137.4)%
Segment operating margin	(1.5)%	64.6%		(8.2)%	21.8%

Net revenues for the three months ended September 30, 2014 increased by 6.9%, or $2.2 million, compared with the same period of 2013, primarily due to revenue provided by the acquisition of FSH (5.0%), increased volume (1.1%) and improved pricing (0.8%).

Segment operating margin declined to (1.5)% for the three months ended September 30, 2014, compared to 64.6% for the same period of 2013 primarily due to a $21.5 million gain on the sale of a property in China recognized in the third quarter of 2013. Excluding the gain, segment operating margin was (2.8)% for the three months ended September 30, 2013. The increase in segment operating margin excluding the gain was primarily due to favorable volume/product mix (1.6%), income provided by the acquisition of FSH (1.6%) and pricing improvements (0.8%). These increases were partially offset by increased investment spending (1.6%), other inflation in excess of productivity (1.0%) and spin-related costs (0.1%).

Net revenues for the nine months ended September 30, 2014 were slightly down compared with the same period of 2013, which primarily due to unfavorable volume (3.4%) and unfavorable foreign currency exchange rate movements (0.6%) partially offset by revenue provided by the acquisition of FSH (3.3%) and improved pricing (0.6%).

Segment operating margin declined to (8.2)% for the nine months ended September 30, 2014, compared to 21.8% for the same period of 2013 primarily due to a $21.5 million gain on the sale of a property in China recognized in the third quarter of 2013. Excluding the gain, segment operating margin was (3.2)% for the nine months ended September 30, 2013. This decrease in segment operating margin excluding the gain was primarily related to a $2.5 million charge to increase the allowance for doubtful accounts in the second quarter of 2014 (3.0%), the closure of the Asia joint venture manufacturing operations in China in the prior year (3.1%), increased investment spending (1.4%) and spin-related costs (0.5%). These decreases were partially offset by income provided by the acquisition of FSH (1.0%), productivity in excess of other inflation (0.7%), improved pricing (0.6%) favorable volume/product mix (0.6%) and favorable foreign currency movements (0.1%).

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

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by continuing operations	$174.8	$156.7
Investing cash flow provided by (used in) continuing operations	(20.9)	12.4
Financing cash flow used in continuing operations	(120.6)	(123.9)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2014 was $174.8 million, compared with net cash provided by continuing operating activities of $156.7 million during the comparable period in 2013. Operating cash flows for the nine months ended September 30, 2014 reflect normal fluctuations in working capital activity and the timing of billings and collections of receivables.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2014 was $20.9 million, compared with $12.4 million of cash provided by continuing investing activities during the comparable period in 2013. The change in investing activities is primarily due to an increase in capital expenditures during the nine months ended September 30, 2014 in addition to $23.0 million paid for the acquisition of the assets of Schlage de Colombia in January 2014 and the acquisition of FSH in April 2014 partially offset by $40.2 million of restricted cash released to repay a short term note payable. The increase in capital expenditures compared to the prior year is due to new product development, information systems and spin-off related projects. The nine months ended September 30, 2013 also included proceeds from the sale of a property in China.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2014 was $120.6 million, compared with net cash used in continuing financing activities of $123.9 million during the comparable period in 2013. The change in net cash used in financing activities is primarily due to $63.1 million of debt repayments in 2014 comprised of $40.6 million to repay a short term note payable and other borrowings as well as $22.5 million of repayments of our Term A and Term B Loan Facilities. Additionally, we used $50.3 million of cash to repurchase ordinary shares and made $22.6 million of dividend payments to ordinary shareholders during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we made $118.5 million, net, in transfers to Ingersoll Rand. These uses of cash were partially offset by $12.6 million of proceeds from stock options exercised in 2014 issued under incentive plans and $3.8 million of excess tax benefits in 2014 from share based awards.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2014	December 31, 2013
Term Loan A Facility due 2018	$481.2	$500.0
Term Loan B Facility due 2020	496.3	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.0	43.9
Total debt	$1,279.5	$1,343.9
Less: current portion of long term debt	30.3	71.9
	$1,249.2	$1,272.0

The Term Loan A Facility amortizes in quarterly installments, at the following rates per year: 5% in 2014; 5% in 2015 and 10% in each year thereafter, with the final installment due on September 27, 2018. The Term Loan B Facility amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on September 27, 2020. We repaid $22.9 million in total on the Term Loan A and Term Loan B Facilities as of the nine months ended September 30, 2014. The Senior Notes are due in full on October 1, 2021.

We have a 5-year, $500.0 million revolving credit facility maturing on September 27, 2018 (the "Revolver"). As of September 30, 2014, we did not have any borrowings outstanding under the Revolver and had $29.2 million of letters of credit outstanding.

We are required to comply with certain covenants under our senior secured credit facilities. We are required to comply with a maximum leverage ratio of 4.00 (based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $100 million, to consolidated EBITDA) and a minimum interest expense coverage ratio of 3.50 (based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income). As of September 30, 2014, we were in compliance with these covenants. Additionally, the indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

On October 15, 2014, we entered into an agreement to amend and restate our existing credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, among other things, (1) increased the size of the Term A Loan Facility from $500 million to $975 million and borrowed an additional $493.8 million under the facility, (2) repaid the outstanding Term Loan B Facility with the proceeds from the Term Loan A Facility, (3) reduced credit spreads on Term Loan A Facility 25 basis points and eliminated the LIBOR floor associated with Term Loan B Facility and (4) extended the applicable maturities from September 27, 2018 to October 15, 2019. The availability under the Revolver remained unchanged, and continues to permit borrowing of up to $500 million. Borrowings outstanding under the Term Loan A Facility were $975.0 million on October 15, 2014.

In the fourth quarter, we expect to incur a non-cash charge of approximately $4.5 million for early retirement of the unamortized Term Loan B Facility debt issuance costs.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

Management believes there have been no significant changes during the nine months ended September 30, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The requirements of ASU 2013-04 do not have a significant impact on the Condensed and Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The ASU redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. We are assessing what impact, if any, the ASU 2014-08 will have on the Condensed and Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are assessing what impact, if any, ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from those in our forward looking statements. We do not undertake to update any forward-looking statements.

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

Non-GAAP Measures

We have operating margin and effective tax rate on both a U.S. GAAP basis and on an adjusted basis because our management believes it may assist investors in evaluating the our on-going operations excluding unusual items like the impact of the 2013 goodwill impairment charge and gain on sale of a property in China. We believe these non-GAAP disclosures provide important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations. Investors should not consider these non-GAAP measures as alternatives to the related GAAP measures.

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

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan Bolivares Fuertes (VEF) to 1 U.S. Dollar (USD), which is the current rate at which all of our VEF denominated net monetary assets in Venezuela are measured. The Venezuelan government re-instituted a secondary exchange rate (SICAD 1 rate) for select goods and services. The SICAD 1 rate was 12 VEF to $1 at September 30, 2014. In March 2014, the Venezuelan government launched a SICAD 2 rate to provide a greater supply of USD from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD 2 exchange rate closed at 49.98 VEF to $1 on September 30, 2014. We have continued to remeasure the net monetary assets of our Venezuelan entities at the official exchange rate as of September 30, 2014.

The impact to us of a devaluation from the official exchange rate to a SICAD 1 rate of 12 VEF to $1 would be a one-time devaluation charge of approximately $6.2 million and to a SICAD 2 rate of 49.98 VEF to $1 would be a one-time devaluation charge of approximately $11.5 million based on our net monetary asset balances as of September 30, 2014 of approximately $13.1 million, including $20.9 million of cash. Net revenues of our operation in Venezuela were $32.2 million and $75.1 million for the three and nine months ended September 30, 2014 and $17.6 million and $46.7 million for the three and nine months ended September 30, 2013. In addition to the one-time devaluation charge, a devaluation could have a material impact on our future results of operations depending on the exchange rate we apply and the amount of net monetary assets included in our consolidated balance sheet denominated in VEF.
There have been no other significant changes in our exposure to market risk during the third quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2014:

Period	Total number of shares purchased (000s) (a)	Average price paid per share (a)	Total number of shares purchased as part of program (000s) (a)	Approximate dollar value of shares still available to be purchased under the program (000s) (a)
July 1 - July 31	—	$—	—	$169,717
August 1 - August 31	391	51.07	391	149,740
September 1 - September 30	—	—	—	149,740
Total	391	$51.07	391	$149,740

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

10.1
Amendment and Restatement Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated October 15, 2014.

Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 16, 2014 (File No. 001-35971)

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Furnished herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	October 30, 2014	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 30, 2014	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer