Form 10-K
period 2014-12-31
Allegion plc
filed 2015-02-27
CIK 1579241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Par Value $0.01 per Share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  X       NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES            NO  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X      NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer X	Accelerated filer
Non-accelerated filer ___	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2014 was approximately $5.4 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 24, 2015 was 96,009,137.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 10, 2015 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2014

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

•	our ability to fully realize the expected benefits of our spin-off from Ingersoll Rand;

•	the impact of potential technology or data security breaches; and

•	the impact our substantial leverage may have on our business and operations
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

Based on information derived from third party sources, we estimate that the size of the global markets we serve was more than $30 billion in revenue in 2014, comprised of $25 billion for mechanical hardware and electronic security products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, including:

•	recovery of construction markets in key North American markets

•	heightened awareness of security requirements,

•	increased global urbanization, and

•	the shift to a digital, interconnected environment.

In the more established economies of North America and Europe, the security products industry’s compound annual growth rate was 1 to 2% per year due to uneven economic conditions experienced over the past three years. We believe our markets are poised for a cyclical recovery driven in part by accelerating growth in the underlying commercial and residential construction markets and improved consumer confidence in the United States offsetting unfavorable foreign currency exchange rates. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities.

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

For the year ended December 31, 2014, we generated revenues of $2,118.3 million and operating income of $326.3 million.

Revenue By Geographic Destination	Revenue By Product Category

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

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. Recent examples include: Schlage NDE series wireless commercial lock with the ENGAGE connectivity platform; Schlage Touchscreen Deadbolt, a residential lock; CISA eSigno, a hotel locking platform; eVayo, a European electronics security platform; Von Duprin Concealed Vertical Cable System that significantly reduces total installation time and ongoing maintenance requirements; aptiQ, a versatile and multi-technology card reader platform; and Schlage’s AD/CO, an electronic locking platform that allows end-users to add additional features without lock replacement.

Industry and Competition

Based on third party sources, we estimate that the size of the global markets we serve was more than $31 billion in revenue in 2014, comprised of $26 billion for mechanical hardware and electronic security products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration, with compound annual growth of about 1 to 2% per year over the past three years. This growth rate primarily reflects cyclical challenges in the commercial and residential construction markets throughout North America and Europe as certain developing economies experienced higher growth rates during this period. Additionally, growth in electronic security products and solutions continues to outperform the industry as a whole as end-users adopt newer technologies in their facilities. We expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

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

Our Reporting Segments

We manufacture and sell mechanical and electronic security products and solutions in approximately 130 countries. Approximately 89% of our 2014 revenues were to customers in the North America, Western Europe and the Asia-Pacific regions.

The following table presents the relative percentages of total segment revenue attributable to each reporting segment for each of the last three fiscal years. See Note 21, “Business Segment Information,” to our annual combined and consolidated financial statements for information regarding net revenues, operating income, and total assets by reportable segment:

	For the Years Ended December 31,
	2014	2013	2012
Americas	74%	73%	73%
EMEIA	18%	19%	20%
Asia Pacific	8%	8%	7%

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

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are Bricard, CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

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

Customers

We sell most of our products and solutions through distribution and retail channels, ranging from specialty distribution to wholesalers. We have built a network of more than 7,000 channel partners that help our customers choose the right solution to meet their security needs. Our channel partners that sell to commercial and institutional end-users helped fulfill and install orders to more than 30,000 end-users in 2014. We also sell through a variety of retail channels, ranging from large do-it-yourself home improvement centers to small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space.

Through our Interflex and China-based video and systems integration businesses, we provide products and solutions directly to end-users.

Our 10 largest customers represented approximately 21% of our total revenues in 2014. No single customer represented 10% or more of our total revenues in 2014.

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

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 19 production facilities, including 10 in the Americas region, six in EMEIA and three in Asia Pacific. We own 10 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery.

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

Facilities

We operate through a broad network of sales offices, 19 production facilities and several distribution centers throughout the world. Our active properties represent about 5.1 million square feet, of which approximately 54% is leased.

The following table shows the location of our worldwide production facilities:

Production Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Durchhausen, Germany	Auckland, New Zealand
Bogota, Colombia	Duzce, Turkey	Jinshan, China
Caracas, Venezuela	Faenza, Italy	Melbourne, Australia
Chino, California	Feuquieres, France
Ensenada, Mexico	Renchen, Germany
Indianapolis, Indiana	Monsampolo, Italy
Princeton, Illinois
Security, Colorado
Tecate, Mexico
Tijuana, Mexico

Research and Development
We are committed to investing in highly productive research and development capabilities, particularly in electro-mechanical systems. Our research and development ("R&D") expenditures were approximately $43.3 million, $39.6 million and $38.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales, typically, are higher in those quarters than in the first and fourth calendar quarters. However, our Interflex and Asia Pacific systems integration businesses typically experience higher sales in the fourth calendar quarter due to project timing. Revenue by quarter for the years ended December 31, 2014, 2013 and 2012 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	22%	24%	26%	28%
2013	23%	26%	26%	25%
2012	23%	26%	26%	25%

Employees

As of December 31, 2014, we had more than 8,500 employees, approximately 20% of whom have the terms of their employment covered under collective bargaining agreements. Our non-management European employees are represented by national and local works councils.

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
We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (the "EPA") and similar state authorities. We have also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.
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

We incurred $2.9 million, $2.1 million, and $2.9 million of expenses during the years ended December 31, 2014, 2013, and 2012, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2014 and 2013, we have recorded reserves for environmental matters of $8.8 million and $10.8 million, respectively. Of these amounts $2.4 million and $2.9 million, respectively, relate to remediation of sites previously disposed by us. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Available Information

We are required to file annual, quarterly, and current reports, proxy statements, and other documents with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

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

We operate in highly competitive markets.

The markets in which we operate include a large number of participants, including multi-national companies, regional companies and small local companies. We primarily compete on the basis of quality, innovation, expertise, breadth of product offering and price. We may be unable to effectively compete on all these bases. If we are unable to anticipate evolving trends in the market or the timing and scale of our competitors’ activities and initiatives, the demand for our products and services could be negatively impacted.

In addition, we compete in a market that is experiencing the convergence of the mechanical and electronic products. This may lead to increased competition, including with companies with greater financial and other resources than we have. To remain competitive, we must develop new products and respond to new technologies in a timely manner.

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

We have significant customers, particularly major retailers, although no one customer represented more than 10% of combined net sales in the past three fiscal years. The loss or material reduction of business, the lack of success of sales initiatives or changes in customer preferences or loyalties for our products related to any such significant customer could have a material adverse impact on our business. In addition, major customers who are volume purchasers are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

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

Approximately 37% of our 2014 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

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

Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses. Acquisitions involve numerous other risks, including:

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

Our EMEIA restructuring plans may not be successful.

We have implemented a plan to restructure our EMEIA segment to improve efficiencies and regional cost structure. If we are unable to successfully implement our restructuring plan, we may not be able to improve profitability or effectively compete in the region. In addition, our restructuring plans could result in significant restructuring charges and impairment charges.

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

Volatility in the prices of these commodities could increase the costs of our products and services, and we may not be able to pass on these costs to our customers. We do not currently use financial derivatives to hedge against this volatility, however, we utilize firm purchase commitments to mitigate risk. The pricing of some commodities we use is based on market prices. To mitigate this exposure, we may use annual and multi-year fixed price contracts to minimize the impact of inflation and to benefit from deflation.

We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.

At December 31, 2014, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $506 million and $10.1 million, respectively. In accordance with U.S. generally accepted accounting principles ("GAAP"), we periodically assess these assets to determine whether they are impaired. Negative industry or economic trends, disruptions to our business, unexpected changes or planned changes in use of assets, divestitures and market capitalization declines may result in recognition of impairment charges.

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

Certain environmental laws assess liability on current or previous owners of real property or operators of manufacturing facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws and certain non-U.S. laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from U.S. and non-U.S. governmental agencies, including the EPA and similar state environmental agencies, that conditions at a number of current and formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims from such sites. For more information, see “Business - Environmental Regulation.”

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

We may not be able to sustain a competitive worldwide effective corporate tax rate.

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

Venezuela is currently experiencing significant political and civil unrest and economic instability, and in February 2013 the Venezuelan government devalued its currency and the official exchange rate changed from 4.3 to 6.3 Venezuelan bolivars per U.S. dollar. We recognized a $6.2 million realized foreign currency loss related to the devaluation in the first quarter of 2013. In March 2014, the Venezuelan government launched a SICAD II rate to provide a greater supply of U.S. dollars from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD II exchange rate was approximately 50 bolivars per U.S. dollar on December 31, 2014.

Given accelerated deterioration in economic conditions driven by a significant drop in the price of oil and no expectation of improvement for the foreseeable future, we concluded that the SICAD II exchange rate was the most appropriate rate at which to value bolivar denominated assets and liabilities. As a result, on December 31, 2014, we moved the exchange rate applied to bolivars from the official rate to the SICAD II rate. We recorded a charge of $45.4 million (before tax and non-controlling interest), or $0.28 per diluted share. The charge includes remeasurement of net monetary assets ($12.1 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($33.3 million). After these charges, we had $4.6 million of bolivar-denominated net monetary assets and $8.9 million of inventory in Venezuela as of December 31, 2014.

On February 9, 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “Simadi,” that will replace the SICAD II rate. The Company is currently evaluating this announcement. Adoption of the Simadi rate would result in additional charges to remeasure the net monetary assets and impair other assets.

This current state of affairs could lead to further devaluation of Venezuela's currency, volatility of exchange rates, and disruption of the economy. If the current unrest and instability continues, our ability to acquire necessary goods from suppliers could be limited, our customers may not be able to fulfill their obligations, our ability to manufacture and sell products could be disrupted and our Venezuelan operations could be adversely affected.

Risks Related to Our Indebtedness

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

We have approximately $1.3 billion of outstanding indebtedness at December 31, 2014. In addition, we have a senior secured revolving credit facility permitting borrowings of up to $500 million. Further volatility in the credit markets would adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchase programs and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our senior secured credit facilities, are at variable rates.

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

A portion of our borrowings at December 31, 2014 is a term loan with a variable rate of interest which exposes us to interest rate risk. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At December 31, 2014, we have approximately $1.3 billion of aggregate debt outstanding, and this amount includes $963 million of floating-rate term loans and $300 million of our fixed-rate senior notes. We have the ability to incur up to $500 million of additional floating-rate debt under our senior secured revolving credit facility. A 100 basis point increase in LIBOR would have resulted in incremental 2014 interest expense of approximately $7.0 million, excluding the impact of our forward starting interest rate swaps. In June 2014, we entered into forward starting interest rate swaps for $300.0 million of our floating-rate term loans. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016. If the LIBOR or other applicable base rates under our senior secured credit facilities increase in the future then the floating-rate debt could have a material effect on our interest expense.

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

Prior to 2014, we operated as part of Ingersoll Rand’s corporate organization, and Ingersoll Rand has assisted us by providing certain corporate functions. Ingersoll Rand is obligated contractually to provide to us only those transition services specified in agreements we entered into with Ingersoll Rand. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Ingersoll Rand previously provided to us that are not specified in any transition services agreement. Upon expiration of any transition services agreement, each of the services that are covered in the agreement will have to be provided internally or by third parties and we may be unable to replace those services in a timely manner or on comparable terms. In addition, if Ingersoll Rand does not continue to perform transition services and the other services that are called for under any transition services agreement, we may not be able to operate our business as effectively.

Our historical combined financial data are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical data prior to our spin-off from Ingersoll Rand presented herein may not reflect what our business, financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented or what our business, financial condition, results of operations and cash flows will be in the future as an independent company. This is primarily because:

•
Ingersoll Rand, or one of its affiliates, performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our historical statements reflect allocations of corporate expenses from Ingersoll Rand for these functions and may not reflect the costs we will incur for similar services as an independent company. Furthermore, we are responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance and external reporting.

•
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically had been satisfied as part of the company-wide cash management practices of Ingersoll Rand. While our businesses have historically generated sufficient cash to finance our working capital and other cash requirements, we no longer have access to Ingersoll Rand’s cash pool. Without the opportunity to obtain financing from Ingersoll Rand, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

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

The realization of any tax benefit related to our incorporation and tax residence in Ireland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities of many jurisdictions. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or effective tax rate. For instance, recent U.S. legislative proposals could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other U.S. legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which could increase our tax liability. We cannot predict the outcome of any specific legislation in any jurisdiction.

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

Our Memorandum and Articles of Association contain provisions to deter takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, amongst others:

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

We believe these provisions will provide some protection to our shareholders from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is in our best interests and our shareholders' best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

We operate through a broad network of sales offices, 19 production facilities and several distribution centers throughout the world. Our active properties represent about 5.1 million square feet, of which approximately 54% is leased.
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
Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 27, 2015.

David D. Petratis, age 57, is our Chairman, President and Chief Executive Officer. Mr Petratis served as the Chairman, President and Chief Executive Officer of Quanex Building Products Corporation (a manufacturer of engineered material and components for the building products markets) from 2008 to July 2013.

Patrick S. Shannon, age 52, is our Senior Vice President and Chief Financial Officer. Mr. Shannon served as the Vice President and Treasurer of Ingersoll-Rand plc (a global diversified company) from August 2012 to August 2013. Mr. Shannon previously served as Ingersoll Rand’s Vice President, Audit Services from February 2010 to August 2012; and Ingersoll Rand’s Vice President, Finance and Information Technology - Trane Commercial Systems from September 2008 to February 2010.

Jeffrey N. Braun, age 55, is our Senior Vice President and General Counsel. Mr. Braun served as our Deputy General Counsel and Chief Compliance Officer from September 2013 to June 2014. Mr. Braun previously served as General Counsel of General Motors China, a subsidiary of General Motors Company (a global automotive company) from April 2010 to June 2013 and as General Motors' Executive Director, Global Ethics and Compliance from January 2009 to April 2010.

Timothy P. Eckersley, age 53, is our Senior Vice President - Americas. Mr. Eckersley served as Ingersoll Rand’s President, Security Technologies - Americas from November 2007 to November 2013.

Tracy L. Kemp, age 46, is our Senior Vice President and Chief Information Officer.  Ms. Kemp served as our Vice President and Chief Information Officer from December 2013 to February 2015.  Prior to that, Ms. Kemp served as Ingersoll Rand’s Vice President - Chief Information Officer, Security Technologies and Residential Solutions sectors from September 2011 to December 2013 and Vice President - Chief Information Officer, Residential Solutions sector from 2009 to September 2011.

Raymond H. Lewis Jr., age 50, is our Senior Vice President - Human Resources and Communications. Mr. Lewis served as Ingersoll Rand’s Vice President - Human Resources and Communications, Industrial Technologies from October 2010 to October 2013. Mr. Lewis previously served as Ingersoll Rand’s Vice President - Human Resources for Global Product Management and Integrated Supply Chain, Industrial Technologies from December 2008 to October 2010.

Chris E. Muhlenkamp, age 57, is our Senior Vice President - Global Operations and Integrated Supply Chain. Mr. Muhlenkamp served as Ingersoll Rand's Vice President - Operations and Global Integrated Supply Chain, Security Technologies, from March 2011 to December 2013 and served as General Director, Global Supply Management and Production Control and Logistics of Delphi Automotive (a vehicle components manufacturer) from January 2009 to March 2011.

Douglas P. Ranck, age 56, is our Vice President and Controller. Mr. Ranck served as Ingersoll Rand’s Global Controller and Financial Planning and Analysis Leader - Climate Solutions from June 2008 to October 2013.

Feng (William) Yu, age 50, is our Senior Vice President - Asia Pacific. Mr. Yu served as Ingersoll Rand’s President, Security Technologies - Asia Pacific from February 2011 to November 2013. Mr. Yu previously served as Ingersoll Rand's Vice President, Thermo King - Asia Pacific from 2008 to February 2011.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 24, 2015, the number of record holders of ordinary shares was 3,647. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2014	High	Low	Dividend
First quarter	$55.35	$43.65	$0.08
Second quarter	57.62	48.29	0.08
Third quarter	57.37	47.64	0.08
Fourth quarter	55.91	45.06	0.08
2013	High	Low	Dividend
First quarter	N/A	N/A	N/A
Second quarter	N/A	N/A	N/A
Third quarter	N/A	N/A	N/A
Fourth quarter (since November 18, 2013)	48.00	40.70	N/A

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors paid dividends of $0.08 per ordinary share on March 31, 2014, June 30, 2014, September 30, 2014 and December 30, 2014. We paid a total of $30.0 million in cash for dividends to ordinary shareholders during the year ended December 31, 2014. Our Board of Directors did not declare any dividends in 2013. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

We did not repurchase any of our ordinary shares during the fourth quarter of 2014. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. We paid a total of $50.3 million to repurchase 1.0 million ordinary shares during the year ended December 31, 2014.

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

Performance Graph

The annual changes for the period shown November 18, 2013 (when our ordinary shares began trading in the "when-issued" market) to December 31, 2014 in the graph on this page are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P

400 Capital Goods") on November 18, 2013, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2014.

	November 18, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Allegion plc	100.00	91.16	107.79	117.27	98.73	115.11
S&P 500	100.00	103.44	105.30	110.82	112.07	117.59
S&P 400 Capital Goods	100.00	105.46	107.85	112.66	105.74	105.72

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2014		2013		2012	2011	2010

Net revenues	$2,118.3		$2,069.6		$2,023.3	$1,998.3	$1,942.4

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations (a)	186.3	(b)	35.9	(c)	224.3	231.6	201.9
Discontinued operations	(11.1)		(3.6)		(4.2)	(6.3)	(1.1)

Total assets	2,015.9		2,000.6		2,003.2	2,055.2	2,070.7

Total debt	1,264.6		1,343.9		5.0	4.9	6.2

Total Allegion plc shareholders’ equity (deficit)	(4.8)		(66.1)		1,362.6	1,432.8	1,475.6

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$1.94		$0.37		$2.34	$2.41	$2.10
Discontinued operations	(0.12)		(0.03)		(0.05)	(0.07)	(0.01)

Diluted:
Continuing operations	$1.92		$0.37		$2.34	$2.41	$2.10
Discontinued operations	(0.12)		(0.03)		(0.05)	(0.07)	(0.01)

Dividends declared per ordinary share	$0.32		$—		$—	$—	$—

(a)
Net earnings from continuing operations includes $174.5 million, $176.7 million, $160.5 million and $157.8 million of centrally managed service costs and corporate allocations from Ingersoll Rand for the years ended December 31, 2013, 2012, 2011 and 2010.

(b)
Net earnings from continuing operations for the year ended December 31, 2014 includes an after-tax, non-cash inventory impairment charge of $18.7 million and a $9.1 million after-tax, non-cash charge related to the devaluation of the Venezuelan bolivar.

(c)
Net earnings from continuing operations for the year ended December 31, 2013 includes an after-tax, non-cash goodwill impairment charge of $131.2 million and $44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off.

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

Based on information derived from third party sources, we estimate that the size of the global markets we serve was more than $30 billion in revenue in 2014, comprised of $25 billion for mechanical hardware products and more than $5 billion for time, attendance, and workforce productivity systems and systems integration. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, which include heightened awareness of security requirements, increased global urbanization and the shift to a digital, interconnected environment. In the more established economies of North America and Europe, where the security product industry’s compound annual growth rate was 1 to 2% per year during the uneven economic conditions experienced over the past three years, we believe our markets are poised for a cyclical recovery driven in part by accelerating growth in the underlying commercial and residential construction markets and improved consumer confidence in the United States offsetting currency headwinds overseas. Additionally, we expect growth in the global electronic product categories we serve to continue to outperform the industry as end-users adopt newer technologies in their facilities.

The economic conditions discussed above and a number of other challenges and uncertainties that could affect our business are described under “Risk Factors.”

2014 Significant Events

Venezuela currency devaluation

Venezuela is treated as a highly inflationary economy under GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan bolivars per U.S. dollar. The Venezuelan government re-instituted a secondary exchange rate (SICAD I rate) for select goods and services. The SICAD I rate was 12 bolivars per U.S. Dollar at December 31, 2014. In March 2014, the Venezuelan government launched a SICAD II rate to provide a greater supply of USD from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for USD for any purpose. The SICAD II exchange rate was approximately 50 bolivars per U.S. dollar on December 31, 2014.

Given accelerated deterioration in economic conditions driven by a significant drop in the price of oil and no expectation of improvement for the foreseeable future, we concluded that the SICAD II exchange rate was the most appropriate rate at which to value bolivar denominated assets and liabilities. As a result, on December 31, 2014, we moved the exchange rate applied to bolivars from the official rate to the SICAD II rate. We recorded a charge of $45.4 million (before tax and non-controlling interest), or $0.28 per diluted share. The charge includes remeasurement of net monetary assets ($12.1 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($33.3 million). Had the SICAD II rate been applied throughout all of 2014, we estimate it would have reduced full-year revenues and EPS by approximately $95 million and $0.11 per share, respectively. After these charges, we had $4.6 million of bolivar-denominated net monetary assets and $8.9 million of inventory in Venezuela as of December 31, 2014.

On February 9, 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “Simadi,” that will replace the SICAD II rate. The Company is currently evaluating this announcement. Adoption of the Simadi rate would result in additional charges to remeasure the net monetary assets and impair other assets.

Inventory accounting methodology

In the fourth quarter of 2014 we elected to change our method of accounting for certain inventory from the last-in-first-out (LIFO)method to the first-in-first-out (FIFO) method and now all inventory is accounted for using the FIFO method. We applied this change in method of inventory accounting by retrospectively adjusting the prior period financial statements. Further details about the impact of this change are discussed in Note 2 to the Combined and Consolidated Financial Statements.

Acquisitions

In January 2014, we completed the acquisition of certain assets of Schlage Lock de Colombia S.A., the second largest mechanical lock manufacturer in Colombia. In April 2014, we completed the acquisition of Fire & Security Hardware Pty Limited (FSH), an electromechanical locking provider in Australia. Total consideration paid for these acquisitions was approximately $23.0 million.

2014 Dividends

We paid quarterly dividends of $0.08 per ordinary share to shareholders on March, 31, 2014, June 30, 2014, September 30, 2014, and December 30, 2014. We paid a total of $30.0 million in cash for dividends to ordinary shareholders during the year ended December 31, 2014.

Spin-off related charges

For the year ended December 31, 2014 we incurred $28.6 million of separation costs associated with the spin-off from Ingersoll Rand, of which $28.2 million was recognized in Selling and administrative expenses in our results of operations and $0.4 million was recognized in Cost of goods sold. Separation costs for the year ended December 31, 2014 primarily include professional and consulting fees, system implementation costs and relocation and other personnel related costs. We do not expect separation costs incurred in 2015 to be material. The components of separation costs incurred for the year ended December 31, 2014 are presented below (in millions):

IT related	$9.6
HR related	8.1
Finance related	3.0
Marketing and re-branding	2.6
Other	5.3
Total	$28.6

Restructuring charges

In the second quarter of 2014 management committed to a plan to restructure our EMEIA segment to improve efficiencies and regional cost structure. In conjunction with this plan, we incurred severance and other restructuring charges of $6.1 million and other charges of $0.4 million for the year ended December 31, 2014.

Joint venture order flow change

Previously, our consolidated joint venture in Asia acted as a pass-through to the end customer. Beginning in 2013, the consolidated joint venture no longer recognizes the revenue and cost of goods sold on these products because of a revised joint venture operating agreement. Products are shipped direct to the end customer with the joint venture receiving a royalty in an amount that approximates the lost margin. We recognized revenue of approximately $52.0 million related to this business in our Americas segment for the year ended December 31, 2013. The change did not have a material impact on operating income or on cash flows for the year ended December 31, 2014.

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

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Net revenues	$2,118.3		$2,069.6		$2,023.3
Cost of goods sold	1,264.6	59.7%	1,208.1	58.4%	1,197.7	59.2%
Selling and administrative expenses	527.4	24.9%	483.1	23.3%	454.3	22.5%
Asset impairment	—	—%	137.6	6.6%	—	—%
Operating income	326.3	15.4%	240.8	11.6%	371.3	18.4%
Interest expense	53.8		10.2		1.5
Other expense (income), net	4.6		7.2		3.1
Earnings before income taxes	267.9		223.4		366.7
Provision for income taxes	84.2		175.0		136.7
Earnings from continuing operations	183.7		48.4		230.0
Discontinued operations, net of tax	(11.1)		(3.6)		(4.2)
Net earnings	172.6		44.8		225.8
Less: Net earnings attributable to noncontrolling interests	(2.6)		12.5		5.7
Net earnings attributable to Allegion plc	$175.2		$32.3		$220.1
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.92		$0.37		$2.34
Discontinued operations	(0.12)		(0.03)		(0.05)
Net earnings	$1.80		$0.34		$2.29
Net Revenues
Net revenues for the year ended December 31, 2014 increased by 2.4% ($48.7 million) compared to the same period in 2013 due to the following:

Pricing	2.2%
Volume/product mix	2.8%
Acquisitions	0.4%
Impact of consolidated Asia joint venture order flow change	(2.5)%
Currency exchange rates	(0.5)%
Total	2.4%

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

Net revenues for the year ended December 31, 2013 increased by 2.3% ($46.3 million) compared to the same period in 2012, due to the following:

Volume/product mix	2.3%
Pricing	1.7%
Currency exchange rates/other	(0.4)%
Impact of consolidated Asia joint venture order flow change	(1.3)%
Total	2.3%
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
Cost of Goods Sold
For the year ended December 31, 2014, cost of goods sold as a percentage of revenue increased to 59.7% from 58.4%. Costs of goods sold as a percentage of revenue for the year ended December 31, 2014 increased primarily due to a $33.3 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar (1.6%) discussed above, unfavorable channel/region mix offset by volume (0.3%) and increased investments/other items (0.2%). These increases were partially offset by productivity benefits and pricing improvements in excess of inflation (0.6%) and the impact of foreign currency movements (0.2%).
For the year ended December 31, 2013, cost of goods sold as a percentage of revenue decreased to 58.4% from 59.2%. Cost of goods sold as a percentage of revenue for the year ended December 31, 2013 was favorably impacted by a $21.5 million gain on a property sale in China (1.1%) as well as productivity benefits and other items in excess of inflation (0.2%), partially offset by unfavorable channel/region mix (0.5%).
Selling and Administrative Expenses
For the year ended December 31, 2014, selling and administrative expenses as a percentage of revenue increased to 24.9% from 23.3%. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2014 was negatively impacted by increased restructuring charges (0.2%), separation costs incurred in connection with the Spin-off (1.2%) increased investments (1.0%), the impact of the change in the order flow through our consolidated joint venture in Asia discussed above (0.8%) and other inflation in excess of productivity (0.3%). These increases were partially offset by favorable volume leverage (0.9%).
For the year ended December 31, 2013, selling and administrative expenses as a percentage of revenue increased to 23.3% from 22.5%. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2013 was negatively impacted by a $3.2 million increase in restructuring charges and non-recurring separation costs incurred in connection with the Spin-off (0.1%), inflation in excess of productivity benefits and other items (0.3%) and increased investment spending (0.4%).
Operating Income/Margin
Operating income for the year ended December 31, 2014 increased $85.5 million from the same period in 2013. Operating income in the prior year included a $137.6 million goodwill impairment charge, as well as a $21.5 million gain on the sale of property in China. Neither of these items recurred in the current year. Operating income in the current year includes a $33.3 million non-cash inventory impairment related to the devaluation of the bolivar discussed above. The remaining increase in operating income was primarily due to pricing improvements and productivity in excess of inflation ($36.9 million) and increased volume ($17.1 million). These increases were partially offset by increased restructuring charges and non-recurring separation costs incurred in connection with the Spin-off ($24.8 million) and increased investments and other items ($26.5 million).
Operating margin for the year ended December 31, 2014 increased to 15.4% from 11.6% for the same period in 2013. The increase was primarily due to the 2013 goodwill impairment charge discussed above (6.7%), pricing improvements and productivity in excess of inflation (1.5%), favorable volume/product mix (0.5%) and favorable foreign currency exchange rate movements (0.1%). These increases were partially offset by the 2014 non-cash inventory impairment discussed above (1.6%), increased non-recurring separation costs and restructuring charges (1.2%), incremental investment spending primarily associated with new product development and other items (1.4%) and the impact of the change in order flow through our consolidated joint venture in Asia and the 2013 gain on sale of a property in China discussed above (0.8%).

Operating income for the year ended December 31, 2013 decreased $130.5 million from the same period in 2012. The decrease in operating income was primarily due to a $137.6 million goodwill impairment charge recorded in 2013, increased investment spending ($12.4 million), unfavorable foreign currency exchange rate movements ($5.5 million) and increased restructuring charges and non-recurring separation costs incurred in connection with the Spin-off ($9.9 million). These decreases were partially offset by the gain on a property sale in China ($21.5 million), pricing improvements and productivity in excess of inflation ($9.9 million) and increased volume ($3.5 million).
Operating margin for the year ended December 31, 2013 increased to 11.6% from 18.4% for the same period in 2012. Operating margin for the year ended December 31, 2013 was negatively impacted by a non-cash goodwill impairment charge (6.8%), incremental investment spending associated with new product development (0.6%), unfavorable product mix (0.5%) and restructuring charges and non-recurring separation costs (0.2%). These decreases were partially offset by the gain on a property sale in China (1.1%) and favorable volume leverage (0.2%).
Interest Expense
Interest expense for the year ended December 31, 2014 increased $43.6 million compared to the same period in 2013 as a result of the full year impact resulting from entering into $1,000 million Senior Secured Credit Facilities and issuing $300 million of senior notes in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand. In the fourth quarter of 2014, we incurred a non-cash charge of approximately $4.5 million for the write-off of unamortized Term Loan B Facility debt issuance costs.

Interest expense for the year ended December 31, 2013 increased $8.7 million compared with the same period of 2012 due to the issuance of debt in the fourth quarter of 2013 in conjunction with the spin-off from Ingersoll Rand.
Other expense, net
The components of Other expense, net, for the year ended December 31 are as follows:

In millions	2014	2013	2012
Interest income	$(1.1)	$(0.8)	$(0.1)
Exchange loss	7.6	8.0	3.2
Other	(1.9)	—	—
Other expense, net	$4.6	$7.2	$3.1
For the year ended December 31, 2014, Other expense, net decreased by $2.6 million compared to the same period in 2013. As discussed above, in the fourth quarter of 2014 we recorded a $12.1 million loss related to write down our Venezuelan bolivar-denominated net monetary assets. This loss is reflected as Exchange loss in the table above. In the prior year, we recorded a $6.2 million loss resulting from the official devaluation of the bolivar from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar. The remaining decrease in Other expense, net for the year ended December 31, 2014 was primarily due to other foreign currency gains in 2014.
For the year ended December 31, 2013, Other expense, net decreased by $3.9 million compared with the same period in 2012 primarily from unfavorable foreign currency impacts.
Provision for Income Taxes
For the year ended December 31, 2014, our effective tax rate of 31.4% compared to 78.3% for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2013 included the impact of a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). Additionally, the effective tax rate included $44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off. Excluding these items, the effective tax rate was 37.8%. The decrease in our effective tax rate for the year ended December 31, 2014 compared to 2013 was primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions as well as favorable discrete tax benefits.
Our 2013 tax rate was above the U.S. statutory rate of 35.0% primarily due to U.S. state and local taxes and net increases in our liability for unrecognized tax benefits partially offset by earnings in non-U.S. jurisdictions, which, in aggregate, had a lower effective rate.

For periods prior to the Spin-off, income tax expense was recorded as if we filed tax returns on a stand-alone basis. This separate return methodology applied the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone enterprise for the periods prior to the Spin-off using statutory rates. These rates did not contemplate certain tax strategies that could lower the effective tax rate in future periods, if executed.
Discontinued Operations

EMEIA Divestiture

As discussed above, in 2014 we sold our UK Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented. In conjunction with the sale, we recorded a $7.6 million charge to write the carrying value of the assets sold down to their selling value.

Net revenues and after-tax earnings of the component for the years ended December 31 were as follows:

In millions	2014	2013	2012
Net revenues	$16.1	$23.9	$23.3
Pre-tax loss from operations	$(3.1)	$(2.8)	$(1.9)
Loss on disposal	(7.6)	—	—
Tax benefit	—	—	0.4
Discontinued operations, net of tax	$(10.7)	$(2.8)	$(1.5)

Other divestitures

Other discontinued operations recognized a loss of $0.4 million, $0.8 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2014	% change	2013	% change	2012
Net revenues	$1,560.0	3.0%	$1,514.7	2.9%	$1,471.8
Segment operating income	387.3	(1.2)%	392.1	3.7%	378.0
Segment operating margin	24.8%		25.9%		25.7%

2014 vs 2013
Net revenues for the year ended December 31, 2014 increased by 3.0% ($45.3 million) compared to the same period in 2013 due to the following:

Pricing	2.7%
Volume/product mix	3.5%
Acquisitions	0.8%
Impact of consolidated joint venture order flow change	(3.4)%
Currency exchange rates/other	(0.6)%
Total	3.0%

The increase in revenues was primarily due to increased residential and commercial volumes as well as new products, the acquisition the assets of of Schlage de Colombia in January 2014 and price increases in Venezuela. These increases were partially offset by unfavorable currency impacts and the impact of the change in order flow through our consolidated joint venture in Asia discussed above.

Segment operating income for the year ended December 31, 2014 decreased $4.8 million compared to the same period in 2013. The decrease was primarily due to the $33.3 million non-cash inventory impairment charge related to the devaluation of the bolivar discussed above and increased investment spending, primarily for new product development ($13.1 million). These decreases were partially offset by pricing improvements and productivity in excess of inflation ($23.2 million), increased volume ($17.0 million) and favorable foreign currency movements and other items ($1.4 million).

Segment operating margin for the year ended December 31, 2014 declined to 24.8% from 25.9% compared to the same period in 2013. The decrease was primarily due to the inventory impairment discussed above (2.1%), incremental investment spending primarily on new product development (0.9%) and unfavorable product/channel mix offset by increased volume (0.1%). These decreases were partially offset by pricing improvements and productivity in excess of inflation (0.8%), the impact of the change in order flow through our consolidated joint venture discussed above (0.9%) and favorable foreign currency exchange rate movements (0.3%).
2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 2.9% ($42.9 million) compared to the same period in 2012 due to the following:

Pricing	2.1%
Volume/product mix	3.9%
Impact of consolidated joint venture order flow change	(1.8)%
Currency exchange rates/other	(1.3)%
Total	2.9%

The increase in revenues was primarily due to increased volume due to stronger demand in both the commercial and residential markets as well as new products, particularly from our electronics portfolio and price increases in Venezuela. These increases were partially offset by unfavorable currency impacts and the impact of the change in order flow through our consolidated joint venture discussed above.
Segment operating income for the year ended December 31, 2013 increased $14.1 million compared to the same period in 2012. This increase was primarily due to increased volume ($18.5 million) and pricing improvements and productivity in excess of inflation ($9.8 million). These increases were partially offset by increased investment and other spending ($7.6 million) and unfavorable foreign currency exchange rate movements ($6.6 million).
Segment operating margin for the year ended December 31, 2013 increased to 25.9% from 25.7% compared to the same period in 2012. This increase was primarily due to pricing improvements and productivity in excess of inflation (0.7%) and favorable volume leverage partially offset by unfavorable product/channel mix (0.2%). These increases were partially offset by incremental investment spending (0.5%) and unfavorable foreign currency exchange rate movements (0.2%).

EMEIA
Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are Bricard, CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

As discussed above, in 2014 we sold our UK Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented.

During the year ended December 31, 2013, we recorded a non-cash pre-tax goodwill impairment charge of $137.6 million, which has been excluded from these results.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2014	% change	2013	% change	2012
Net revenues	$393.4	(2.0)%	$401.4	(0.9)%	$405.1
Segment operating income (loss)	4.9	1,733.3%	(0.3)	(103.0)%	10.1
Segment operating margin	1.2%		(0.1)%		2.5%
2014 vs 2013
Net revenues for the year ended December 31, 2014 decreased by 2.0% ($8.0 million) compared to the same period in 2013 due to the following:

Pricing	1.0%
Currency exchange rates	0.1%
Volume/product mix	(1.3)%
Restructuring actions	(1.8)%
Total	(2.0)%

The decrease in revenues was primarily due to decreased volumes due to economic weakness in certain markets as well as lower revenue as a result of managements' actions to exit unprofitable businesses. These decreases were partially offset by improved pricing and favorable foreign currency exchange rate movements.
Segment operating income for the year ended December 31, 2014 increased $5.2 million compared to the same period in 2013. The increase was primarily due to pricing improvements and productivity in excess of inflation ($14.4 million), and favorable foreign currency exchange rate movements and other items ($0.5 million). These increases were partially offset by lower volumes ($3.7 million), increased investment spending ($3.0 million) and increased separation costs incurred in connection with the Spin-off and restructuring charges ($3.0 million).
Segment operating margin for the year ended December 31, 2014 increased to 1.2% from (0.1)% compared to the same period in 2013. The increase was primarily due to pricing improvements and productivity in excess of inflation (3.6%) and favorable foreign currency exchange rate movements and other items (0.2%). These increases were partially offset by unfavorable volume/product mix (0.9%), increased investment spending (0.8%) and increased separation costs incurred in connection with the Spin-off and restructuring charges (0.8%).
2013 vs 2012
Net revenues for the year ended December 31, 2013 decreased by 0.9% ($3.7 million) compared to the same period in 2012 due to following:

Volume/product mix	(4.1)%
Pricing	1.0%
Currency exchange rates	2.2%
Total	(0.9)%

The decrease in revenues was primarily due to decreased volumes due to economic weakness in most major markets, partially offset by favorable currency impacts and improved pricing.
Segment operating loss for the year ended December 31, 2013 decreased $10.4 million compared to the same period in 2012. This decrease was primarily due to decreased volume ($12.9 million), increased investment spending and other items ($4.3 million) and increased restructuring and non-recurring separation costs ($1.5 million). These decreases were partially offset by pricing improvements and productivity in excess of inflation ($7.4 million) and favorable foreign currency exchange rate movements ($0.9 million).
Segment operating margin for the year ended December 31, 2013 decreased to (0.1)% from 2.5% compared with the same period of 2012. This decrease was primarily due to increased restructuring and non-recurring separation costs (0.4%), unfavorable volume leverage (1.9%), unfavorable mix (0.9%) and increased investment spending and non-operating costs (1.4%), partially offset by pricing improvements in excess of material inflation (0.6%), productivity benefits in excess of other inflation (1.4%) and favorable foreign currency exchange rate movements (0.2%).
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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2014	% change	2013	% change	2012
Net revenues	$164.9	7.4%	$153.5	4.8%	$146.4
Segment operating income	2.3	(90.9)%	25.4	124.8%	11.3
Segment operating margin	1.4%		16.5%		7.7%

2014 vs 2013
Net revenues for the year ended December 31, 2014 increased by 7.4% ($11.4 million) compared to the same period in 2013, due to the following:

Volume/product mix	5.6%
Pricing	0.3%
Acquisitions	2.8%
Currency exchange rates	(1.3)%
Total	7.4%

The increase in revenues was mainly due to favorable volume/product mix and revenue from the acquisition of FSH and improved pricing, partially offset by unfavorable foreign currency impacts.
Segment operating income for the year ended decreased $23.1 million. The decrease in operating income was primarily due to the $21.5 million gain on the sale of a property in China in 2013, a $1.9 million one-time benefit related to the closure of our Asia joint venture manufacturing facility in 2013, $2.0 million of non-recurring favorable items in 2013, a $2.5 million charge to increase the allowance for doubtful accounts in the second quarter of 2014, increased investment spending ($1.4 million), unfavorable foreign currency exchange rate movements ($0.7 million) and increased separation costs incurred in connection with the Spin-off ($0.7 million). These decreases were partially offset by increased volume ($5.1 million) and pricing improvements and productivity in excess of inflation ($2.6 million).
Segment operating margin for the year ended December 31, 2014 decreased to 1.4% from 16.5% compared to the same period in 2013. The decrease was primarily due to a $21.5 million in 2013 gain discussed above (14.0%), a $2.5 million charge to increase the allowance for doubtful accounts in the second quarter of 2014 (1.6%), increased investment spending (0.9%) unfavorable foreign currency movements (0.5%), increased separation costs incurred in connection with the Spin-off (0.5%) and a one-time benefit related to the closure of our Asia joint venture manufacturing facility and other items (2.3%). These decreases are partially offset by favorable volume/product mix (3.0%) and pricing improvements and productivity in excess of other inflation (1.7%).

2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 4.8%, ($7.1 million) compared with the same period of 2012, which primarily resulted from the following:

Volume/product mix	3.5%
Pricing	0.5%
Currency exchange rates	0.8%
Total	4.8%

The increase in revenues was due to favorable volume/product mix, pricing improvements and favorable foreign currency impacts.
Segment operating income for the year ended December 31, 2013 increased $14.1 million compared with the same period in 2012. The increase was primarily due to the $21.5 million gain on sale of a property in China and favorable foreign currency exchange rate movements ($0.2 million). These increases were partially offset by lower volumes ($3.8 million), a non-recurring favorable item in 2012 ($2.8 million) and increased investment and other spending ($1.1 million).
Segment operating margin for the year ended December 31, 2013 increased to 16.5% from 7.7% compared with the same period of 2012. The increase was primarily due to the $21.5 million gain in 2013 on sale of a property in China in 2013 (14.2%). This increase was partially offset by unfavorable volume/product mix (2.8%), a non-recurring favorable item in 2012 (1.9%) and increased investment spending (0.7%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our Revolver) and capital markets. We believe that our future cash provided by operating activities, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Combined and Consolidated Statements of Cash Flows in the Combined and Consolidated Financial Statements.

In millions	2014	2013	2012
Cash provided by operating activities	$255.9	$223.9	$269.2
Cash used in investing activities	(34.8)	(18.7)	(17.5)
Cash used in financing activities	(150.0)	(292.4)	(317.9)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2014 increased $32.0 million compared to the same period in the prior year. Operating cash flows for 2014 reflect higher earnings from continuing operations compared to the same period in the prior year as well as lower working capital.

Net cash provided by operating activities for the year ended December 31, 2013 decreased $45.3 million compared to the same period in the prior year. Operating cash flows for 2013 reflect lower earnings from continuing operations and an increase in working capital compared to the same period in the prior year.

Investing activities

Net cash used in investing activities for the year ended December 31, 2014 increased $16.1 million compared to the same period in the prior year. Cash used in investing activities for the year ended December 31, 2014 included $51.5 million of capital expenditures, an increase of $31.3 million from the prior year, as we invested in information technology systems, new product development and manufacturing plant investments to support our growth initiatives. In addition, we spent $25.2 million of cash for acquisitions primarily for the acquisition of certain assets of Schlage de Colombia in January 2014 and FSH in April 2014.

Net cash used in investing activities for the year ended December 31, 2013 increased $1.2 million compared to the same period in the prior year. Cash used in investing activities for the year ended December 31, 2013 included $20.2 million of capital expenditures, $40.2 million of cash classified as restricted as it is pledged as collateral against a short-term note payable and $41.7 million of proceeds from the sale of property, plant and equipment primarily related to proceeds from the sale of property in China.

Financing activities

Net cash used in financing activities for the year ended December 31, 2014 decreased $142.4 million compared to the same period in the prior year. In the prior year, $1,300.0 million of proceeds from the issuance of the Senior Notes and the Senior Secured Credit facilities as well as additional cash generated throughout the year were distributed to Ingersoll Rand, net of debt issuance costs. In the current year, we made $37.2 million, net repayments on the Senior Secured Credit Facilities and $40.8 million of repayments of other borrowings, we paid $30.0 million of dividends to our ordinary shareholders and we repurchased $50.3 million of our ordinary shares.

Net cash used in financing activities for the year ended December 31, 2013 decreased $25.5 million compared to the same period in the prior year. Net transfers to Ingersoll Rand increased $1,286.7 million as the $1,300.0 million proceeds from the issuance of the Senior Notes and the Senior Secured Credit Facilities were distributed to Ingersoll Rand, net of debt issuance costs.

Capitalization

Borrowings at December 31 consisted of the following:

In millions	2014	2013
Term Loan A Facility due 2018	$—	$500.0
Term Loan A Facility due 2019	962.8	—
Term Loan B Facility due 2020	—	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	1.8	43.9
Total debt	$1,264.6	$1,343.9
Less current portion of long term debt	49.6	71.9
Total long-term debt	$1,215.0	$1,272.0

The Term Loan A Facility due 2019 amortizes in quarterly installments at the following rates per year: 5% in 2015; 5% in 2016 and 10% in each year thereafter, with the final installment due on October 15, 2019. The Senior Notes are due in full on October 1, 2021.
At December 31, 2014 and 2013, we did not have any borrowings outstanding under the $500 million Senior Secured Revolving Credit Facility (the "Revolver"). We had $28.5 million and $24.6 million of letters of credit outstanding at December 31, 2014 and 2013, which reduce availability under the Revolver.

Included in the other short-term borrowings at December 31, 2013 is a $40.2 short-term note payable that was repaid in 2014. The $40.2 million of restricted cash presented on the Consolidated Balance Sheet at December 31, 2013 was pledged as collateral for the short-term note payable.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 (based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $125 million, to consolidated EBITDA). The ratio declines to 3.75 to 1.00 in the first quarter of 2015. In addition, as of December 31, 2014, we are required to have a minimum interest expense coverage ratio of 3.50 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. This ratio increases to 4.00 to 1.00 in the first quarter of 2015.

As of December 31, 2014, we were in compliance with these covenants. Additionally, the indenture to our Senior Notes and the Senior Secured Credit Facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions. For further details on these covenants, see Note 8 to the Combined and Consolidated Financial Statements.

The majority of our earnings are considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.  At December 31, 2014, we had unrestricted cash and cash equivalents of $290.5 million. Approximately 55% of our cash and cash equivalents was located outside the U.S. Included in our cash and cash equivalents located outside the U.S. is approximately $50 million of cash in China, approximately 49% of which will be distributed to a joint venture partner in Asia when we receive regulatory approval for the distribution. We have provided for income taxes on the 51% of cash that we will retain. We do not intend, nor do we foresee a need, to repatriate any other funds located outside the U.S.; however, repatriation of these funds would expose us to additional taxes.

Pension Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets as the funded status increases. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.

We monitor the impact of market conditions on our defined benefit plans on a regular basis. In December 31, 2014, the funded status of our qualified pension plan for U.S. employees declined to 75.4% from 90.1% at December 31, 2013 as a decline in discount rates and the adoption of revised mortality tables increased pension benefit obligations by approximately $60.1 million. The increase in benefit obligations was partially offset by $31.9 million of pension asset returns. The funded status for our non-U.S. pension plans increased to 95.8% at December 31, 2014 from 84.8% at December 31, 2013. The increase in funded status for the non-U.S. was due to asset returns and employer contributions more than offset an increase in pension benefit obligations resulting from a decline in discount rates. Funded status for all of our pension plans at December 31, 2014 increased to 87.1% from 86.8% at December 31, 2013. For further details on pension plan activity, see Note 10 to the Combined and Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$49.6	$—	$—	$—	$49.6
Long-term debt	—	146.3	767.7	300.0	1,214.0
Interest payments on long-term debt	39.5	74.6	58.1	30.2	202.4
Purchase obligations	135.8	—	—	—	135.8
Operating leases	22.8	16.3	4.5	0.9	44.5
Total contractual cash obligations	$247.7	$237.2	$830.3	$331.1	$1,646.3
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions

At December 31, 2014, we had net obligations of $86.1 million, which consist of noncurrent pension assets of $585.2 million and current and non-current pension benefit liabilities of $671.3 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $5.0 million to our plans worldwide in 2015. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Combined and Consolidated Financial Statements for additional information.

Postretirement Benefits Other than Pensions

At December 31, 2014, we had postretirement benefit obligations of $13.6 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $1.0 million in 2015. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Combined and Consolidated Financial Statements for additional information.
Income Taxes

At December 31, 2014, we have total unrecognized tax benefits for uncertain tax positions of $25.4 million and $6.2 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 16 to the Combined and Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
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

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Combined and Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.
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

Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed by GAAP. For those reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
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
2014 Goodwill Impairment Test
The estimated fair values for each of our reporting units exceeded their carrying values by more than 10% for the 2014 goodwill impairment test. Additionally, a 1% increase in the discount rate used or a 1% decrease in the terminal growth rate would not result in any reporting unit failing step 1.
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
2013 Goodwill Impairment Test
In the third quarter of 2013, we determined that we were required to complete the first step of the two-step impairment test. Under the income approach we assumed a discount rate of 11.0%, near term growth rates ranging from 2.5% to 4.6% and a terminal growth rate of 2.5%. Under the market approach, we assumed a weighted average multiple of 8.9 and 8.0 times projected 2013 and 2014 EBITDA, respectively, and a multiple of 0.7 and 0.6 times projected 2013 and 2014 revenue, respectively, based on industry market data. The results of our impairment test indicated that the estimated fair value of our EMEIA reporting unit was less than its carrying value; consequently, we performed the second step of the impairment test to quantify the amount of the non-cash, goodwill impairment charge. In the third quarter of 2013 we recorded a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). This charge had no impact on our cash flows or our compliance with debt covenants. For our annual goodwill impairment test performed during the fourth quarter of 2013, the fair value of our EMEIA reporting unit exceeded its carrying value by approximately 24%.
During 2013, we renegotiated a significant joint venture contract within our Asia Pacific - Other reporting unit and moved the related product line to our Americas segment. As a result of these business changes, we completed the first step of the two-step impairment test. This reporting unit has goodwill of approximately $57 million.
Our Asia Pacific - Other reporting unit exceeded its carrying value by approximately 7% as of October 1, 2013. We have provided below key assumptions and a sensitivity analysis. Under the income approach we assumed a weighted average discount rate of 13.0%, near term growth rates ranging from (1.3%) to 15.9% and a terminal growth rate of 4.0%. Under the market approach, we assumed a weighted average implied multiple of 0.9 and 10.5 times projected 2013 revenue and earnings before interest, taxes, depreciation and amortization (EBITDA), respectively, based on industry market data. Holding other assumptions constant, a 1.0% increase in the discount rate would result in a $7.8 million decrease in the estimated fair value of the reporting unit, a 1.0% decrease in the long-term growth rate would result in a $5.5 million decrease in the estimated fair value of the reporting unit. Either of these scenarios individually would result in the reporting unit failing step 1, which would lead to any or all of the reporting unit's $57 million of goodwill to be impaired.
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

•
Long-lived assets and finite-lived intangibles – Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset could be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

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

•
Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have transferred to the customer. Both the persuasive evidence of a sales arrangement and fixed or determinable price criteria are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties. If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable. At the point of sale, we validate that existence of an enforceable claim that requires payment within a reasonable amount of time and assesses the collectability of that claim. If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received. Delivery is not considered to have occurred until the customer has taken title and assumed the risks and rewards of ownership. Service and installation revenue are recognized when earned. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order. In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred.
We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for our best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2014 and 2013, we had a customer claim accrual (contra receivable) of $23.5 million and $21.9 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2014 and 2013, we had a sales incentive accrual of $23.2 million and $21.0 million, respectively. Each of these accruals represents our best estimate we expect to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on our combined and consolidated financial statements.
We provide equipment, integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer with revenue recognition in advance of customer invoicing recorded to costs in excess of billings on uncompleted contracts and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2014, all recorded accounts receivables are due within one year. We re-evaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued and losses are recognized in current period earnings.
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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2014 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.9 million and the decline in the estimated return on assets would increase expense by approximately $0.5 million. A 1.0% increase in the healthcare cost trend rate would increase the cost by approximately $0.1 million.

Recent Accounting Pronouncements

See Note 2 to our combined and consolidated financial statements included in Item 15 herein for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition.

Foreign Currency Exposures

We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage material currency exposures that are associated with purchases and sales and other assets and liabilities at the legal entity level. We attempt to hedge exposures that cannot be naturally offset to an insignificant amount with foreign currency derivatives. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2014, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $3.9 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Venezuela is treated as a highly inflationary economy under GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government’s official exchange rate is currently 6.3 Venezuelan bolivars per U.S. dollar. The Venezuelan government re-instituted a secondary exchange rate (SICAD I rate) for select goods and services. The SICAD I rate was 12 bolivars per U.S. dollar at December 31, 2014. In March 2014, the Venezuelan government launched a SICAD II rate to provide a greater supply of U.S. dollar from sources other than the Venezuelan government. All companies located or domiciled in Venezuela may bid for U.S. dollar for any purpose. The SICAD II exchange rate was approximately 50 bolivars per U.S. dollar on December 31, 2014.

Given accelerated deterioration in economic conditions driven by a significant drop in the price of oil and no expectation of improvement for the foreseeable future, we concluded that the SICAD II exchange rate was the most appropriate rate at which to value bolivar denominated assets and liabilities. As a result, on December 31, 2014, we moved the exchange rate applied to bolivars from the official rate to the SICAD II rate. We recorded a charge of $45.4 million (before tax and non-controlling interest), or $0.28 per diluted share. The charge includes remeasurement of net monetary assets ($12.1 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($33.3 million). Had the SICAD II rate been applied throughout all of 2014, we estimate it would have reduced full-year revenues and EPS by approximately $95 million and $0.11 per share, respectively. After these charges, we had $4.6 million of bolivar-denominated net monetary assets and $8.9 million of inventory in Venezuela as of December 31, 2014.

On February 9, 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “Simadi,” that will replace the SICAD II rate. The Company is currently evaluating this announcement. Adoption of the Simadi rate would result in additional charges to remeasure the net monetary assets and impair other assets.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2014.

Interest Rate Exposure

Outstanding borrowings under our Senior Secured Credit Facilities accrue interest at variable rates and expose us to interest rate risks. A 100 basis point increase in LIBOR would have resulted in incremental 2014 interest expense of approximately $7.0 million, excluding the impact of our forward starting interest rate swaps. In June 2014, we entered into forward starting interest rate swaps for $300.0 million of our variable rate $975.0 million Term Loan Facilities. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016. If the base interest rate in our credit facilities increases in the future then the floating-rate debt could have a material effect on our interest expense.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Combined and Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 27, 2015, are presented following Item 15 of this Annual Report on Form 10-K.

Combined and Consolidated Financial Statements:
Report of independent registered public accounting firm
Combined and consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012
Consolidated balance sheets at December 31, 2014 and 2013
For the years ended December 31, 2014, 2013 and 2012:
Combined and consolidated statements of equity
Combined and consolidated statements of cash flows
Notes to Combined and Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	As adjusted for impact of change to FIFO
In millions, except per share amounts	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$466.6	$531.5	$546.7	$573.5
Cost of goods sold	274.4	305.5	310.1	374.6
Operating income	67.8	89.4	106.1	63.0
Net earnings	37.7	46.7	66.0	22.2
Net earnings attributable to Allegion plc	35.9	43.2	60.7	35.4
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.37	$0.45	$0.63	$0.37
Diluted	$0.37	$0.44	$0.63	$0.37

	As originally reported
In millions, except per share amounts	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$466.6	$531.5	$546.7	$573.5
Cost of goods sold	274.8	305.2	310.6	374.0
Operating income	67.4	89.7	105.6	63.6
Net earnings	37.4	47.0	65.6	22.9
Net earnings attributable to Allegion plc	35.6	43.5	60.3	35.9
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.37	$0.45	$0.63	$0.37
Diluted	$0.37	$0.45	$0.62	$0.37

	As adjusted for impact of change to FIFO
In millions, except per share amounts	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$468.2	$528.7	$529.0	$543.7
Cost of goods sold	281.8	310.6	289.6	326.1
Operating income	69.9	99.6	(20.4)	91.7
Net earnings	41.4	62.1	(67.4)	8.7
Net earnings attributable to Allegion plc	39.6	60.1	(77.5)	10.1
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.41	$0.63	$(0.81)	$0.11
Diluted	$0.41	$0.63	$(0.81)	$0.10

	As originally reported
In millions, except per share amounts	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$468.2	$528.7	$529.0	$543.7
Cost of goods sold	282.2	310.2	290.6	327.3
Operating income	69.5	100.0	(21.4)	90.5
Net earnings	41.0	62.5	(68.0)	8.0
Net earnings attributable to Allegion plc	39.4	60.3	(78.1)	9.4
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.41	$0.63	$(0.81)	$0.10
Diluted	$0.41	$0.63	$(0.81)	$0.10

As discussed in Note 2 to our combined and consolidated financial statements, in the fourth quarter of 2014 we changed our method of inventory costing for certain inventory to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. We applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements.
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
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed with the SEC on December 3, 2013 (File No. 001-35971).

10.4	2013 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.5	Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.6	Supplemental Employee Savings Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Elected Officer Supplemental Program	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.8	Key Management Supplemental Program	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Supplemental Pension Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	David D. Petratis Offer Letter, dated June 19, 2013	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	Patrick S. Shannon Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Timothy P. Eckersley Offer Letter, dated October 3, 2013	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Barbara A. Santoro Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.15	Feng (William) Yu Offer Letter, dated October 4, 2013	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.16	Form of Allegion plc Deed Poll Indemnity	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan	Incorporated by reference to Exhibit 10.33 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan	Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Agreement and Release dated June 9, 2014 between Schlage Lock Company LLC and Barbara A. Santoro	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on July 30, 2014 (File No. 001-35971).

10.22
Amended and Restated Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company, Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated October 15, 2014
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 16, 2014 (File No. 001-35971).

10.23	Raymond Lewis Offer Letter, dated August 29, 2013	Filed herewith.

10.24	Form of Global Restricted Stock Unit Award Agreement	Filed herewith.

10.25	Form of Global Restricted Stock Option Award Agreement	Filed herewith.

10.26	Form of Global Performance Stock Unit Award Agreement	Filed herewith.

18.1	Preferability Letter from PricewaterhouseCoopers LLP	Filed herewith.

21.1	List of subsidiaries of Allegion plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 27, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President and Controller (Principal Accounting Officer)	February 27, 2015
(Douglas P. Ranck)

/s/ Michael J. Chesser	Director	February 27, 2015
(Michael J. Chesser)

/s/ Carla Cico	Director	February 27, 2015
(Carla Cico)

/s/ Kirk S. Hachigan	Director	February 27, 2015
(Kirk S. Hachigian)

/s/ Dean Schaffer	Director	February 27, 2015
(Dean Schaffer)

/s/ Martin E. Welch III	Director	February 27, 2015
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Allegion plc:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, of equity and of cash flows for the years then ended, and the combined statements of income, of equity, and of cash flows for the year ended December 31, 2012 present fairly, in all material respects, the financial position of Allegion plc and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, and the combined results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory costing in 2014.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 27, 2015

Allegion plc Combined and Consolidated Statements of Comprehensive Income In millions, except share amounts

For the years ended December 31,	2014	2013	2012
Net revenues	$2,118.3	$2,069.6	$2,023.3
Cost of goods sold	1,264.6	1,208.1	1,197.7
Selling and administrative expenses	527.4	483.1	454.3
Goodwill impairment charge	—	137.6	—
Operating income	326.3	240.8	371.3
Interest expense	53.8	10.2	1.5
Other expense, net	4.6	7.2	3.1
Earnings before income taxes	267.9	223.4	366.7
Provision for income taxes	84.2	175.0	136.7
Earnings from continuing operations	183.7	48.4	230.0
Discontinued operations, net of tax	(11.1)	(3.6)	(4.2)
Net earnings	172.6	44.8	225.8
Less: Net earnings (loss) attributable to noncontrolling interests	(2.6)	12.5	5.7
Net earnings attributable to Allegion plc	$175.2	$32.3	$220.1
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$186.3	$35.9	$224.3
Discontinued operations	(11.1)	(3.6)	(4.2)
Net earnings	$175.2	$32.3	$220.1
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$1.94	$0.37	$2.34
Discontinued operations	(0.12)	(0.03)	(0.05)
Net earnings	$1.82	$0.34	$2.29
Diluted:
Continuing operations	$1.92	$0.37	$2.34
Discontinued operations	(0.12)	(0.03)	(0.05)
Net earnings	$1.80	$0.34	$2.29

Allegion plc Combined and Consolidated Statements of Comprehensive Income (continued) In millions, except share amounts

For the years ended December 31,	2014	2013	2012
Net earnings	$172.6	$44.8	$225.8
Other comprehensive income (loss)
Currency translation	(66.4)	(58.4)	21.4
Cash flow hedges and marketable securities
Unrealized net gains (losses) arising during period	2.0	7.0	5.3
Net (gains) losses reclassified into earnings	(2.5)	(0.9)	0.2
Tax (expense) benefit	(0.5)	(0.3)	0.2
Total cash flow hedges and marketable securities, net of tax	(1.0)	5.8	5.7
Pension and OPEB adjustments:
Prior service gains (costs) for the period	0.3	(2.3)	13.8
Net actuarial gains (losses) for the period	(9.9)	34.1	(23.0)
Amortization reclassified into earnings	4.3	4.2	5.0
Settlements/curtailments reclassified to earnings	—	(0.1)	2.7
Net loss resulting from Spin-off	—	(42.9)	—
Currency translation and other	4.8	(0.4)	(1.2)
Tax (expense) benefit	15.7	(28.2)	(2.5)
Total pension and OPEB adjustments, net of tax	15.2	(35.6)	(5.2)
Other comprehensive income (loss), net of tax	(52.2)	(88.2)	21.9
Total comprehensive income (loss), net of tax	$120.4	$(43.4)	$247.7
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(3.3)	13.3	6.2
Total comprehensive income (loss) attributable to Allegion plc	$123.7	$(56.7)	$241.5

See accompanying notes to combined and consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$290.5	$227.4
Restricted cash	—	40.2
Accounts and notes receivable, net	259.9	260.0
Costs in excess of billings on uncompleted contracts	181.1	158.8
Inventories	179.5	187.5
Deferred taxes and current tax receivable	36.6	38.1
Other current assets	26.2	34.8
Total current assets	973.8	946.8
Property, plant and equipment, net	211.2	200.2
Goodwill	506.0	504.9
Intangible assets, net	125.7	146.1
Deferred taxes	72.3	78.5
Other noncurrent assets	126.9	124.1
Total assets	$2,015.9	$2,000.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249.5	$211.3
Accrued compensation and benefits	74.0	71.8
Accrued expenses and other current liabilities	120.4	111.5
Deferred taxes and current tax payable	36.3	23.9
Short-term borrowings and current maturities of long-term debt	49.6	71.9
Liabilities held for sale	1.5	0.1
Total current liabilities	531.3	490.5
Long-term debt	1,215.0	1,272.0
Postemployment and other benefit liabilities	122.0	110.6
Deferred and noncurrent income taxes	58.0	86.7
Other noncurrent liabilities	71.1	75.8
Total liabilities	1,997.4	2,035.6
Equity:
Allegion plc shareholders’ equity (deficit)
Ordinary shares, $0.01 par value (95,831,400 shares issued at December 31, 2014)	1.0	1.0
Capital in excess of par value	—	28.5
Retained earnings	142.4	1.1
Accumulated other comprehensive loss	(148.2)	(96.7)
Total Allegion plc shareholders’ equity (deficit)	(4.8)	(66.1)
Noncontrolling interest	23.3	31.1
Total equity (deficit)	18.5	(35.0)
Total liabilities and equity	$2,015.9	$2,000.6
See accompanying notes to combined and consolidated financial statements.

Allegion plc Combined and Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity (deficit)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Parent company's net investment	Non-controlling Interest
		Amount	Shares
Balance at December 31, 2011	$1,454.8	$—	—	$—	$—	$(29.1)	$1,461.9	$22.0
Net earnings	225.8	—	—	—	—	—	220.1	5.7
Other comprehensive income	21.9	—	—	—	—	21.4	—	0.5
Dividends declared to noncontrolling interest	(5.2)	—	—	—	—	—	—	(5.2)
Distribution/contribution to/from Parent Company	(311.6)	—	—	—	—	—	(311.6)	—
Balance at December 31, 2012	1,385.7	—	—	—	—	(7.7)	1,370.4	23.0
Net earnings	44.8	—	—	—	5.4	—	26.9	12.5
Other comprehensive income (loss)	(88.2)	—	—	—	—	(89.0)	—	0.8
Shares issued under incentive stock plans	1.3	—	—	1.3	—	—	—	—
Share-based compensation	5.5	—	—	0.8	—	—	4.7	—
Dividends declared to noncontrolling interest	(5.2)	—	—	—	—	—	—	(5.2)
Distribution/contribution to/from Parent Company	(1,378.9)	—	—	—	—	—	(1,378.9)	—
Conversion of Parent Company investment	—	1.0	96.0	26.4	(4.3)	—	(23.1)	—
Balance at December 31, 2013	(35.0)	1.0	96.0	28.5	1.1	(96.7)	—	31.1
Net earnings	172.6	—	—	—	175.2	—	—	(2.6)
Other comprehensive loss	(52.2)	—	—	—	—	(51.5)	—	(0.7)
Shares issued under incentive stock plans	18.5	—	—	18.5	—	—	—	—
Repurchase of ordinary shares	(50.3)	—	(1.0)	(48.8)	(1.5)	—	—	—
Share-based compensation	13.1	—	0.8	13.1	—	—	—	—
Dividends declared to noncontrolling interest	(4.5)	—	—	—	—	—	—	(4.5)
Cash dividends declared ($0.32 per share)	(30.7)	—	—	—	(30.7)	—	—	—
Other	(13.0)	—	—	(11.3)	(1.7)	—	—	—
Balance at December 31, 2014	$18.5	$1.0	95.8	$—	$142.4	$(148.2)	$—	$23.3
See accompanying notes to combined and consolidated financial statements.

Allegion plc Combined and Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net earnings	$172.6	$44.8	$225.8
Loss from discontinued operations, net of tax	11.1	3.6	4.2
Adjustments to arrive at net cash provided by operating activities:
Goodwill impairment charge	—	137.6	—
Write-off of debt issuance costs	4.5	—	—
Depreciation and amortization	48.8	46.1	43.8
Share based compensation	13.1	0.8	—
Excess tax benefit from share based awards	(4.5)	—	—
(Gain) loss on sale of property, plant and equipment	0.1	(21.8)	0.1
Equity earnings, net of dividends	(0.5)	—	—
Deferred income taxes	17.2	17.7	(3.6)
Other items	10.9	(30.1)	12.7
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(8.0)	27.9	2.0
Inventories	3.4	3.9	(1.2)
Other current and noncurrent assets	(24.2)	80.3	(14.2)
Increase (decrease) in:
Accounts payable	43.4	(16.7)	8.0
Other current and noncurrent liabilities	(28.9)	(64.8)	(3.9)
Net cash provided by continuing operating activities	259.0	229.3	273.7
Net cash used in discontinued operating activities	(3.1)	(5.4)	(4.5)
Net cash provided by operating activities	255.9	223.9	269.2
Cash flows from investing activities:
Capital expenditures	(51.5)	(20.2)	(19.6)
Restricted cash	40.2	(40.2)	—
Acquisition of businesses, net of cash acquired	(25.2)	—	—
Proceeds from sale of property, plant and equipment	0.5	41.7	2.1
Proceeds from business dispositions, net of cash sold	1.2	—	—
Net cash used in investing activities	$(34.8)	$(18.7)	$(17.5)

Allegion plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2014	2013	2012
Cash flows from financing activities:
Short-term borrowings, net	(22.0)	38.9	(1.0)
Proceeds from long-term debt	956.3	1,300.0	—
Payments of long-term debt	(1,012.3)	—	(0.1)
Net proceeds (repayments) in debt	(78.0)	1,338.9	(1.1)
Debt issuance costs	(5.8)	(29.1)	—
Excess tax benefit from share-based compensation	4.5	—	—
Dividends paid to ordinary shareholders	(30.0)	—	—
Dividends paid to noncontrolling interests	(4.5)	(5.2)	(5.2)
Repurchase of ordinary shares	(50.3)	—	—
Net transfers to Parent and affiliates	—	(1,598.3)	(311.6)
Proceeds from shares issued under incentive plans	14.1	1.3	—
Net cash used in financing activities	(150.0)	(292.4)	(317.9)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(2.9)	6.9
Net increase (decrease) in cash and cash equivalents	63.1	(90.1)	(59.3)
Cash and cash equivalents – beginning of period	227.4	317.5	376.8
Cash and cash equivalents – end of period	$290.5	$227.4	$317.5
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
Prior to the Spin-off, the Company’s combined and consolidated financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Ingersoll Rand and included allocations for direct costs and indirect costs attributable to the operations of the Company. The Company’s financial statements for the year ended December 31, 2012 are on a combined basis and presented as carve-out financial statements as the Company was not a separate consolidated company prior to the Spin-off. Subsequent to the Spin-off, the Company’s financial statements as of and for the years ended December 31, 2014 and 2013 are presented on a consolidated basis as the Company became a separate consolidated group.

The Company’s Combined and Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Ingersoll Rand, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. The Company used certain underlying activity drivers as a basis of allocation including revenue, assets, head-count utilization and other factors. Note 19 provides information regarding general overhead allocations. The Company believes such allocations are reasonable, however these Combined and Consolidated Financial Statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, equity or cash flows would have been had the Company operated as a stand-alone public company for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying Combined and Consolidated Financial Statements follows:

Principles of Consolidation: The Combined and Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Allegion in the Combined and Consolidated Statement of Comprehensive Income.

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

Currency Translation:  Assets and liabilities where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the Equity section of the Consolidated Balance Sheet within Accumulated other comprehensive income (loss).

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

Inventories: Inventories are stated at the lower of cost or net realizable value. In the fourth quarter of 2014, the Company changed its method of inventory costing for certain inventory in its Americas operating segment to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company's other operating segments also determine costs using the FIFO method. The Company believes that the FIFO method is preferable as it results in uniformity across the Company’s global operations, aligns with how the Company internally manages inventory, provides better matching of revenues and expenses and improves comparability with the Company’s peers. The impact of this change in accounting principle on the financial statements for each period presented is further explained in Note 4.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve, which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. Changes in the financial condition of customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding the Company's estimates. The Company's estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; trade accounts receivable aging; and historical loss experience. The Company reserved $8.9 million and $5.5 million for doubtful accounts as of December 31, 2014 and 2013, respectively.

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

Income Taxes:  For purposes of the Company’s Combined and Consolidated Financial Statements for periods prior to the Spin-off, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from Ingersoll Rand. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Spin-off. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Spin-off. Cash paid for income taxes for the year ended December 31, 2014 was $66.7 million.

The income tax accounts reflected in the Consolidated Balance Sheets as of December 31, 2014 include income taxes payable and deferred taxes allocated to the Company at the time of the Spin-off. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

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

Revenue Recognition:  Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have transferred to the customer. Both the persuasive evidence of a sales arrangement and fixed or determinable price criteria are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties. If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable. At the point of sale, the Company validates the existence of an enforceable claim that requires payment within a reasonable amount of time and assesses the collectability of that claim. If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received. Delivery is not considered to have occurred until the customer has taken title and assumed the risks and rewards of ownership. Service and installation revenue are recognized when earned. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order. In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred.

The Company offers various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company’s best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2014 and 2013, the Company had a customer claim accrual (contra receivable) of $23.5 million and $21.9 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2014 and 2013, the Company had a sales incentive accrual of $23.2 million and $21.0 million, respectively. Each of these accruals represents the Company’s best estimate it expects to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Combined and Consolidated Financial Statements.

The Company provides equipment, integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer with revenue recognition in advance of customer invoicing recorded to costs in excess of billings on uncompleted contracts and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2014, all recorded accounts receivables are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued and losses are recognized in current earnings.

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

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2014, 2013 and 2012, these expenditures amounted to approximately $43.3 million, $39.6 million and $38.2 million, respectively and consist of salaries, wages, benefits, building costs and other overhead expenses.

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

Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency and interest rates. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 9 for further details on derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance was effective for the Company on January 1, 2014. The requirements of ASU 2013-04 do not have a significant impact on the Combined and Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU

2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance was effective for the Company on January 1, 2014.The requirements of ASU 2013-04 do not have a significant impact on the Combined and Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists." With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This new guidance was effective for the Company on January 1, 2014. The requirements of ASU 2013-11 do not have a significant impact on the Combined and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements:

In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. The requirements of ASU 2014-08 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is assessing what impact, if any, ASU 2014-09 will have on the Combined and Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15 "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Combined and Consolidated Financial Statements.

NOTE 3 – MARKETABLE SECURITIES

At December 31, long-term marketable securities included within Other noncurrent assets in the Consolidated Balance Sheets were as follows:

	2014			2013
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$5.2	$12.7	$17.9	$4.0	$16.2	$20.2

NOTE 4 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2014	2013
Raw materials	$54.8	$68.4
Work-in-process	32.1	34.5
Finished goods	92.6	84.6
Total	$179.5	$187.5

Inventories are stated at the lower of cost or net realizable value. In the fourth quarter of 2014 the Company recorded a $33.3 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar within Costs of goods sold in the 2014 Consolidated Statement of Comprehensive Income.

As described in Note 2, in the fourth quarter of 2014 the Company elected to change its method of accounting for certain inventory in its Americas operating segment from LIFO to FIFO. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. As a result of the retrospective adjustment of the change in accounting principle, certain amounts in our combined and consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012 were adjusted as follows:

For the years ended December 31	2013			2012
In millions (except per share data)	As reported	Impact of change to FIFO	As adjusted	As reported	Impact of change to FIFO	As adjusted
Cost of goods sold	$1,210.3	$(2.2)	$1,208.1	$1,198.6	$(0.8)	$1,197.7
Operating income	238.6	2.2	240.8	370.5	0.8	371.3
Earnings before income taxes	221.2	2.2	223.4	365.8	0.8	366.7
Provision for income taxes	174.2	0.8	175.0	136.4	0.3	136.7
Earnings from continuing operations	47.0	1.4	48.4	229.4	0.5	230.0
Basic and diluted earnings per share attributable to Allegion plc ordinary shareholders	$0.36	$0.01	$0.37	$2.33	$0.01	$2.34

The consolidated balance sheet for the year ended December 31, 2013 was adjusted as follows:

In millions	As reported	Impact of change to FIFO	As adjusted
Inventories	$153.7	$33.8	$187.5
Deferred income tax receivable	51.2	(13.1)	38.1
Retained earnings	0.4	0.7	1.1

The combined and consolidated statements of cash flows for the years ended December 31, 2013 and 2012 were adjusted as follows:

For the years ended December 31	2013			2012
	As reported	Impact of change to FIFO	As adjusted	As reported	Impact of change to FIFO	As adjusted
Net earnings	$43.4	$1.4	$44.8	$225.2	$0.5	$225.8
Deferred income taxes	16.9	0.8	17.7	(4.2)	0.3	(3.6)
Change in inventories, net	6.1	(2.2)	3.9	0.3	(0.8)	(1.2)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2014	2013
Land	$14.0	$16.5
Buildings	120.5	126.3
Machinery and equipment	355.5	341.6
Software	96.8	82.0
	586.8	566.4
Accumulated depreciation	(375.6)	(366.2)
Total	$211.2	$200.2

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $34.5 million, $36.1 million and $34.3 million, which includes amounts for software amortization of $12.7 million, $12.6 million and $10.4 million.

NOTE 6 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill are as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2012 (gross)	$339.0	$536.7	$110.1	$985.8
Acquisitions and adjustments *	23.8	—	(23.8)	—
Currency translation	—	3.3	1.3	4.6
December 31, 2013 (gross)	362.8	540.0	87.6	990.4
Acquisitions	2.3	—	10.3	12.6
Currency translation	(0.3)	(6.9)	(4.3)	(11.5)
December 31, 2014 (gross)	364.8	533.1	93.6	991.5
Accumulated impairment **	—	(478.6)	(6.9)	(485.5)
Goodwill (net)	$364.8	$54.5	$86.7	$506.0

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

The estimated fair values for each of the Company's reporting units exceeded their carrying values by more than 10% for the 2014 goodwill impairment test.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2014			2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$27.8	$(23.2)	$4.6	$26.4	$(23.6)	$2.8
Customer relationships	94.7	(37.0)	57.7	107.8	(38.1)	69.7
Trademarks (finite-lived)	89.3	(36.0)	53.3	101.4	(36.8)	64.6
Other	10.8	(10.8)	—	13.4	(13.4)	—
Total finite-lived intangible assets	222.6	$(107.0)	115.6	249.0	$(111.9)	137.1
Trademarks (indefinite-lived)	10.1		10.1	9.0		9.0
Total	$232.7		$125.7	$258.0		$146.1

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2014, 2013 and 2012 was $9.5 million, $9.5 million and $9.5 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $7.8 million for 2015, $7.7 million for 2016, $7.7 million for 2017, $7.6 million for 2018, and $7.6 million for 2019.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each year. In each year, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2014, 2013 and 2012.

NOTE 8 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	December 31, 2014	December 31, 2013
Term Loan A Facility due 2018	$—	$500.0
Term Loan A Facility due 2019	962.8	—
Term Loan B Facility due 2020	—	500.0
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	1.8	43.9
Total debt	$1,264.6	$1,343.9
Less current portion of long term debt	49.6	71.9
Total long-term debt	$1,215.0	$1,272.0

Senior Secured Credit Facilities

In November 2013, the Company entered into a credit agreement providing for (i) $1.0 billion of Senior Secured Term Loan Facilities, consisting of a $500 million "tranche A" Term Loan Facility due in 2018 (the "Term Loan A Facility") and a $500 million "tranche B" Term Loan Facility due in 2020 (the "Term Loan B Facility,") and (ii) a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its "Senior Secured Credit

Facilities." The net proceeds of the Term Loan A Facility and Term Loan B Facility were distributed to Ingersoll Rand in connection with the Spin-off.

On October 15, 2014, the Company entered into an agreement to amend and restate its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement, among other things, (1) increased the size of the Term A Loan Facility to $975.0 million and borrowed an additional $493.8 million under the facility, (2) repaid the outstanding Term Loan B Facility with the proceeds from the Term Loan A Facility, (3) reduced credit spreads on Term Loan A Facility 25 basis points and eliminated the LIBOR floor associated with Term Loan B Facility and (4) extended the applicable maturities from September 27, 2018 to October 15, 2019. The availability under the Revolver remained unchanged, and continues to permit borrowing of up to $500.0 million. In addition to repaying the outstanding Term Loan B Facility of $500.0 million, the Company repaid $31.0 million of principal on its Term Loan A Facility during the year ended December 31, 2014. Borrowings outstanding under the Term Loan A Facility were $962.8 million on December 31, 2014. Allegion plc also became the primary borrower under the Amended and Restated Credit Agreement.

In the fourth quarter, the Company incurred a non-cash charge of approximately $4.5 million associated with the write-off of the unamortized Term Loan B Facility debt issuance costs.

Term Facilities. The Term Loan A Facility amortizes in quarterly installments at the following rates per year: 5% in 2015; 5% in 2016 and 10% in each year thereafter, with the final installment due on October 15, 2019.

Revolver. The five-year Senior Secured Revolving Credit Facility permits borrowings of up to $500.0 million. The Revolver is comprised of two tranches: a $400 million tranche available in U.S. Dollars and a multi-currency tranche capped at $100 million. The Revolver also includes $100.0 million available for the issuance of letters of credit, however outstanding letters of credit reduce availability under the Revolver. The Revolver matures and the commitments thereunder will terminate on October 15, 2019. The Company pays certain fees with respect to the Revolver, including a commitment fee on the undrawn portion of the Revolver of 0.25% per year. At December 31, 2014, the Company did not have any borrowings outstanding under the Revolver and had $28.5 million of letters of credit outstanding.

Guarantees and Collateral. The indebtedness, obligations and liabilities under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by certain of Allegion plc's restricted subsidiaries, and will be secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrowers and each domestic guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material restricted subsidiary held by the borrowers or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, accounts, inventory, equipment, general intangibles, commercial tort claims, investment property, intellectual property, material fee-owned real property, letter-of-credit rights, intercompany notes and proceeds of the foregoing, except for certain excluded assets.

Mandatory Prepayments. In accordance with the Senior Secured Credit Facility, net cash proceeds of non-recourse asset sales and proceeds received from certain additional indebtedness will require prepayment of the Term Loan with proceeds received. In addition, starting with the year ended December 31, 2015 the Company may be required to apply between 0%-50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility. However, this percentage reduces to certain levels and eventually to zero upon achievement certain leverage ratios.

Voluntary Prepayments. The Company may voluntarily prepay the outstanding Term Facility in whole or in part at any time without premium or penalty. Optional prepayments of the Term Facility will be applied to the remaining installments at the direction of the borrower.

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

In addition, the Senior Secured Credit Facilities contain certain financial covenants, which include a maximum leverage ratio and an interest expense coverage ratio. As of December 31, 2014, the Company is required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $125 million, to consolidated EBITDA. The ratio declines to 3.75 to 1.00 in the first quarter of 2015. In addition, as of December 31, 2014, the Company is required to have a minimum interest expense coverage ratio of 3.50 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. This ratio increases to 4.00 to 1.00 in the first quarter of 2015.

As of December 31, 2014 the Company was in compliance with all of these covenants.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of the borrower, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. As of December 31, 2014, the Company elected to borrow utilizing LIBOR. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.50% to 2.00%. The margin for Term Loan A Facility borrowings was 1.75% as of December 31, 2014.

In June 2014, the Company entered into forward starting interest rate swaps for $300.0 million of the Company's variable rate $975.0 million Term Loan Facilities. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016.

Senior Notes

In October 2013, Allegion US Holding Company Inc., the Company's wholly-owned subsidiary (the "Borrower"), issued $300 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes have been registered under the Securities Act of 1933, as amended. The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The Senior Notes mature on October 1, 2021. The terms of the indenture governing the Senior Notes (the “Indenture”) provide that, among other things, the Senior Notes rank equally in right of payment to all of the issuer’s and Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of the issuer’s and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness. The Senior Notes are structurally subordinated to all of the existing and future liabilities of the Company's subsidiaries that do not guarantee the Senior Notes. The net proceeds of this indebtedness were distributed to Ingersoll Rand in connection with the Spin-off.

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

At December 31, 2014, future retirements for the amounts outstanding under the Senior Secured Credit Facilities and the Senior Notes are as follows:

In millions
2015	$48.8
2016	48.8
2017	97.5
2018	97.5
2019	670.2
Thereafter	300.0
Total	$1,262.8

At December 31, 2014, the weighted-average interest rate for borrowings was 2.0% under the Senior Secured Credit Facilities and 5.75% under the Senior Notes. Cash paid for interest for the year ended December 31, 2014 was approximately $45.0 million.

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

Currency Hedging Instruments

The net notional amount of the Company’s currency derivatives were $68.5 million and $209.6 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, gains of $1.6 million and $0.5 million, net of tax, respectively, were included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2014, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix interest rate paid during the contract period for $300.0 million of the Company's variable rate $975.0 million Term Loan Facilities. Swaps with notional amounts totaling $275.0 million become effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million become effective in January 2015 and expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. At December 31, 2014, $0.9 million of losses were recorded in AOCI related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.

The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2014	2013	2014	2013
Derivatives designated as hedges:
Currency derivatives	$2.1	$0.7	$—	$—
Interest rate swaps	—	—	0.9	—
Derivatives not designated as hedges:
Currency derivatives	2.2	—	13.9	2.7
Total derivatives	$4.3	$0.7	$14.8	$2.7

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013	2012		2014	2013	2012
Currency derivatives	$1.6	$1.1	$(1.1)	Cost of goods sold	$2.5	$0.9	$(0.2)
Interest rate swaps	(0.9)	—	—	Interest expense	—	—	—
Total	$0.7	$1.1	$(1.1)		$2.5	$0.9	$(0.2)

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

The following table details information regarding the Company’s pension plans at December 31:

	U.S.				NON-U.S.
In millions	2014		2013		2014	2013
Change in benefit obligations:
Benefit obligation at beginning of year	$231.3		$276.9		$397.9	$235.9
Service cost	7.3		7.8		4.6	3.5
Interest cost	11.5		10.1		17.3	10.7
Employee contributions	—		—		0.4	0.3
Amendments	—		2.3		(0.3)	—
Actuarial (gains) losses	60.1	(a)	(58.5)		12.3	8.0
Benefits paid	(25.2)		(14.8)		(14.6)	(9.0)
Currency translation	—		—		(26.0)	8.2
Curtailments and settlements	—		—		(1.7)	(1.2)
Liabilities assumed from Spin-off	—		8.3		—	133.4	(b)
Other, including expenses paid	(2.1)		(0.8)		(1.5)	8.1
Benefit obligation at end of year	$282.9		$231.3		$388.4	$397.9
Change in plan assets:
Fair value at beginning of year	$208.5		$230.9		$337.6	$183.4
Actual return on assets	31.9		1.6		56.4	17.6
Company contributions	—		—		17.5	11.6
Employee contributions	—		—		0.4	0.3
Benefits paid	(25.1)		(14.8)		(14.6)	(9.0)
Currency translation	—		—		(23.3)	7.6
Settlements	—		—		(0.5)	(1.1)
Assets received from Spin-off	—		10.2		—	121.6	(b)
Other, including expenses paid	(2.1)		(19.4)	(c)	(1.5)	5.6
Fair value of assets end of year	$213.2		$208.5		$372.0	$337.6
Funded status:
Plan assets less than the benefit obligations	$(69.7)		$(22.8)		$(16.4)	$(60.3)
Amounts included in the balance sheet:
Other noncurrent assets	$—		$—		$11.4	$—
Accrued compensation and benefits	(2.3)		—		(1.2)	(1.2)
Postemployment and other benefit liabilities	(67.4)		(22.8)		(26.6)	(59.1)
Net amount recognized	$(69.7)		$(22.8)		$(16.4)	$(60.3)

(a)
During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements. The Company used the RP-2014 mortality table to measure its U.S. pension obligation as of December 31, 2014. The impact of the new mortality tables as well as the decline in discount rates from December 31, 2013 to December 31, 2014 is included in actuarial losses.

(b)
Represents the benefit obligation and plan assets transferred to the Allegion UK plan as a result of the combination of plans related to Allegion employees, former Allegion employees and those members for whom Ingersoll Rand Security Technologies Ltd. was legally responsible.

(c)
Consists of the difference between the preliminary assets allocated to Allegion for the Combined and Consolidated Financial Statements as of December 31, 2012 (which were allocated based on relative accumulated benefit obligations) and the actual assets allocated in the Spin-off in accordance with the agreed upon methodology between Allegion and Ingersoll Rand (based on the provisions of Section 414(l) of the Code).

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2014, approximately 5% of our projected benefit obligation relates to plans that are not funded of which the majority are Non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2012	$(2.0)	$(81.1)	$(83.1)
Current year changes recorded to Accumulated other comprehensive income (loss)	(2.3)	30.8	28.5
Amortization reclassified to earnings	0.6	3.8	4.4
Net loss resulting from Spin off	—	(1.7)	(1.7)
Other	(0.5)	2.0	1.5
December 31, 2013	$(4.2)	$(46.2)	$(50.4)
Current year changes recorded to Accumulated other comprehensive loss	—	(39.0)	(39.0)
Amortization reclassified to earnings	0.7	2.3	3.0
December 31, 2014	$(3.5)	$(82.9)	$(86.4)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2012	$(0.5)	$(69.0)	$(69.5)
Current year changes recorded to Accumulated other comprehensive loss	—	(0.3)	(0.3)
Amortization reclassified to earnings	0.1	1.8	1.9
Settlements/curtailments reclassified to earnings	—	(0.1)	(0.1)
Net loss resulting from Spin-off	—	(39.6)	(39.6)
Currency translation and other	0.1	(2.0)	(1.9)
December 31, 2013	$(0.3)	$(109.2)	$(109.5)
Current year changes recorded to Accumulated other comprehensive income	0.3	28.1	28.4
Amortization reclassified to earnings	0.1	2.8	2.9
Currency translation and other	—	4.8	4.8
December 31, 2014	$0.1	$(73.5)	$(73.4)

Weighted-average assumptions used:

Benefit obligations at December 31,	2014	2013
Discount rate:
U.S. plans	4.00%	5.00%
Non-U.S. plans	3.75%	4.50%
Rate of compensation increase:
U.S. plans	3.50%	3.50%
Non-U.S. plans	3.00%	4.75%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $264.3 million and $217.2 million at December 31, 2014 and 2013. The accumulated benefit obligation for all Non-U.S. defined benefit pension plans was $380.0 million and $382.5 million at December 31, 2014 and 2013.

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2014	2013	2014	2013
Projected benefit obligation	$282.9	$231.3	$35.4	$397.9
Accumulated benefit obligation	264.3	217.2	30.4	382.5
Fair value of plan assets	213.2	208.5	7.6	337.6

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2015	$16.6	$16.0
2016	13.7	16.4
2017	14.2	16.9
2018	15.9	17.4
2019	16.0	18.2
2020 - 2024	100.4	100.3
The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2014	2013	2012
Service cost	$7.3	$7.8	$9.6
Interest cost	11.5	10.1	11.0
Expected return on plan assets	(11.2)	(10.6)	(11.7)
Net amortization of:
Prior service costs	0.7	0.6	1.0
Plan net actuarial losses	2.3	3.8	4.1
Net periodic pension benefit cost	10.6	11.7	14.0
Net curtailment and settlement losses	—	—	2.4
Net periodic pension benefit cost after net curtailment and settlement losses	$10.6	$11.7	$16.4

	NON-U.S.
In millions	2014	2013	2012
Service cost	$4.6	$3.5	$3.1
Interest cost	17.3	10.7	10.3
Expected return on plan assets	(17.3)	(10.0)	(9.7)
Other adjustments	—	2.1	—
Net amortization of:
Prior service costs	0.1	0.1	—
Plan net actuarial losses	2.8	1.8	1.7
Net periodic pension benefit cost	7.5	8.2	5.4
Net curtailment and settlement (gains) losses	—	(0.2)	0.3
Net periodic pension benefit cost after net curtailment and settlement losses	$7.5	$8.0	$5.7

Pension expense for 2015 is projected to be approximately $15.8 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2014. The amounts expected to be recognized in net periodic pension cost during the year ended December 31, 2015 for prior service cost and plan net actuarial losses are $0.7 million and $6.0 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2014	2013	2012
Discount rate:
U.S. plans	5.00%	4.75%	4.00%
Non-U.S. plans	4.50%	4.50%	5.00%
Rate of compensation increase:
U.S. plans	3.50%	4.00%	4.00%
Non-U.S. plans	4.75%	4.25%	4.00%
Expected return on plan assets:
U.S. plans	5.50%	4.75%	5.75%
Non-U.S. plans	5.25%	5.25%	5.75%

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

The fair values of the Company’s U.S. pension plan assets at December 31, 2014 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$3.1	$—	$3.1
Equity mutual funds	—	52.9	—	52.9
Fixed income investments:
U.S. government and agency obligations	—	69.7	—	69.7
Corporate and non-U.S. bonds(a)	—	85.6	—	85.6
	—	155.3	—	155.3
Total assets at fair value	$—	$211.3	$—	$211.3
Receivables and payables, net				1.9
Net assets available for benefits				$213.2

(a)	This includes state and municipal bonds.

The fair values of the Company’s U.S. pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$1.5	$—	$1.5
Equity mutual funds	—	42.1	—	42.1
Fixed income investments:
U.S. government and agency obligations	—	74.9	—	74.9
Corporate and non-U.S. bonds(a)	—	68.2	—	68.2
	—	143.1	—	143.1
Total assets at fair value	$—	$186.7	$—	$186.7
Receivables and payables, net (b)				21.8
Net assets available for benefits				$208.5

(a)	This includes state and municipal bonds.

(b)	Includes a $20 million receivable from Ingersoll Rand in accordance with the terms of the Employee Matters Agreement.

The Company determines the fair value of its US plan assets using the following methodologies:

•
Cash, cash equivalents and short term investments –The investments are valued at the closing price or amount held on deposit by the custodian bank or at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. As these investments are not traded on active markets, these investments are classified as Level 2.

•
Equity Mutual Funds –Valued at the daily closing price as reported by the fund. These funds are required to publish their daily net asset value (NAV) and to transact at that price. Such securities are classified as Level 2.

•
U.S. government and agency obligations –Quoted market prices are not available for these securities. Fair values are estimated using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

•
Corporate and Non-US bonds – Quoted market prices are not available for these securities. Fair values are estimated by using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2014 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$8.8	$—	$—	$8.8
Equity mutual funds	—	118.0	—	118.0
Corporate and non-U.S. bonds	—	164.3	—	164.3
Real estate(a)	—	11.8	0.8	12.6
Other(b)	—	65.8	2.5	68.3
Total assets at fair value	$8.8	$359.9	$3.3	$372.0
Receivables and payables, net				—
Net assets available for benefits				$372.0

(a)	This includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	This primarily includes insurance contracts.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$10.2	$—	$10.2
Equity mutual funds	—	134.2	—	134.2
Corporate and non-U.S. bonds	—	185.6	—	185.6
Real estate(a)	—	—	0.7	0.7
Other(b)	—	—	2.6	2.6
Total assets at fair value	$—	$330.0	$3.3	$333.3
Receivables and payables, net				4.3
Net assets available for benefits				$337.6

(a)	This includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	This primarily includes insurance contracts.

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

The Company did not make any required or discretionary contributions to the U.S. pension plans in 2014 and 2013 and made required and discretionary contributions of $3.2 million in 2012. The Company made required and discretionary contributions to its Non-U.S. pension plans of $17.5 million in 2014, $11.6 million in 2013, and $9.5 million in 2012. The Company currently projects that approximately $5.0 million will be contributed primarily to its Non-U.S. plans in 2015. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2015 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $10.2 million, $14.5 million, and $7.6 million in 2014, 2013 and 2012. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $7.0 million, $4.7 million and $5.4 million in 2014, 2013 and 2012.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that permits certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance share plan awards, and restricted stock units received upon commencement of employment. On December 1, 2013 the Company assumed a liability of $12.0 million related to Company employees and former Company employees. As of December 31, 2014 the deferred compensation liability balance was $12.8 million.

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

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of year	$14.2	$18.0
Service cost	0.1	0.3
Interest cost	0.5	0.5
Actuarial gains	(0.2)	(3.6)
Benefits paid, net of Medicare Part D subsidy	(1.0)	(1.0)
Benefit obligations at end of year	$13.6	$14.2

Funded status:
Plan assets less than benefit obligations	$(13.6)	$(14.2)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(1.0)	$(1.1)
Postemployment and other benefit liabilities	(12.6)	(13.1)
Total	$(13.6)	$(14.2)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
December 31, 2012	$12.1	$(6.6)	$5.5
Current year changes recorded to Accumulated other comprehensive income	—	3.6	3.6
Amortization reclassified to earnings	(2.2)	0.1	(2.1)
Net gain / (loss) resulting from Spin-off	(2.8)	1.2	(1.6)
Balance at December 31, 2013	$7.1	$(1.7)	$5.4
Current year changes recorded to Accumulated other comprehensive loss	—	1.0	1.0
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2014	$5.5	$(0.7)	$4.8
The components of net periodic postretirement benefit cost (income) for the years ended December 31 were as follows:

In millions	2014	2013	2012
Service cost	$0.1	$0.3	$0.3
Interest cost	0.5	0.5	0.7
Net amortization of:
Prior service gains	(1.6)	(2.2)	(2.0)
Net actuarial losses	—	0.1	0.2
Net periodic postretirement benefit cost (income)	$(1.0)	$(1.3)	$(0.8)

Postretirement income for 2015 is projected to be $1.0 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2015 for prior service gains and plan net actuarial losses are $1.6 million and less than $0.1 million.

Assumptions:	2014	2013	2012
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	3.50%	4.00%	3.25%
Net periodic benefit cost	4.00%	3.25%	3.75%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	7.25%	7.65%	8.05%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2014:

In millions	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$0.1	$(0.1)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2015	$1.0
2016	1.1
2017	1.1
2018	1.2
2019	1.2
2020 - 2024	5.5

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

Assets and liabilities measured at fair value at December 31, 2014 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.9	$—	$—	$17.9
Derivative instruments	—	4.3	—	4.3
Total asset recurring fair value measurements	$17.9	$4.3	$—	$22.2
Liabilities:
Derivative instruments	$—	$13.9	$—	$13.9
Interest rate swap	—	0.9	—	0.9
Total liability recurring fair value measurements	$—	$14.8	$—	$14.8
Financial instruments not carried at fair value:
Total debt	$—	$1,279.4	$—	$1,279.4
Total financial instruments not carried at fair value	$—	$1,279.4	$—	$1,279.4

Assets and liabilities measured at fair value at December 31, 2013 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.2	$—	$—	$20.2
Derivative instruments	—	0.7	—	0.7
Total asset recurring fair value measurements	$20.2	$0.7	$—	$20.9
Liabilities:
Derivative instruments	$—	$2.7	$—	$2.7
Total liability recurring fair value measurements	$—	$2.7	$—	$2.7
Financial instruments not carried at fair value:
Total debt	$—	$1,312.6	$—	$1,312.6
Total financial instruments not carried at fair value	$—	$1,312.6	$—	$1,312.6

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

•	Total debt - The fair value of long-term debt is based upon observable market prices quoted on public exchanges for similar assets.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2014 are the same as those used at December 31, 2013. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 12 – EQUITY

Ordinary Shares
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	96.0
Shares issued under incentive plans	0.8
Repurchase of ordinary shares	(1.0)
December 31, 2014	95.8
Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2014. During the year ended December 31, 2014, the Company paid $50.3 million to repurchase 1.0 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2011	$5.2	$(90.5)	$56.2	$(29.1)
Other comprehensive income (loss), net of tax	5.7	(5.2)	20.9	21.4
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income (loss), net of tax	5.8	(35.6)	(59.2)	(89.0)
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive income (loss), net of tax	(1.0)	15.2	(65.7)	(51.5)
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2014	2013	2012
Foreign currency items	$(0.7)	$0.8	$0.5
Total other comprehensive income (loss) attributable to noncontrolling interests	$(0.7)	$0.8	$0.5

Included in equity for the year ended December 31, 2014 were $13.0 million of adjustments related to the completion of the allocation of taxable income and the completion of the allocation of tax basis in certain assets between Ingersoll Rand and Allegion at the Spin-off.

NOTE 13 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), and deferred compensation.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 4.5 million remains available as of December 31, 2014 for future incentive awards.

Compensation Expense

Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2014	2013	2012
Stock options	$3.3	$2.4	$1.7
RSUs	6.0	3.3	2.6
PSUs	3.9	1.0	1.5
Deferred compensation	0.8	1.7	0.5
Pre-tax expense	14.0	8.4	6.3
Tax benefit	(4.7)	(3.2)	(2.4)
Total	$9.3	$5.2	$3.9

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

The average fair value of the stock options granted for the year ended December 31, 2014 and 2013 was estimated to be $19.54 per share and $15.98 per share, respectively, using the Black-Scholes option-pricing model. The weighted average assumptions used were the following:

	2014	2013
Dividend yield	0.60%	1.27%
Volatility	36.55%	39.22%
Risk-free rate of return	1.94%	1.53%
Expected life	6.0 years	5.9 years

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

Changes in options outstanding under the plans for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Shares subject to option	Weighted- average exercise price (a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2011	1,279,557	$35.49
Granted	144,051	40.63
Exercised	(194,860)	26.18
Cancelled	(13,159)	42.65
Transfers, net	(113,460)	35.00
December 31, 2012	1,102,129	37.77
Granted	321,808	47.35
Exercised	(611,792)	33.78
Impact of spin-off	1,669,911	—
December 31, 2013	2,482,056	25.21
Granted	188,817	54.07
Exercised	(683,383)	24.18
Cancelled	(25,462)	43.89
Outstanding December 31, 2014	1,962,028	$28.11	$53.7	4.8
Exercisable December 31, 2014	1,445,106	$23.17	$46.7	3.5

(a)
The weighted average exercise price for periods ending prior to December 1, 2013 represents the exercise price of awards prior to conversion to awards of the Company. The weighted average exercise price of awards on or after December 1, 2013 represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2014	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2014	Weighted- average remaining life (years)	Weighted- average exercise price
10.01	—	20.00	424,922	3.2	$15.10	424,922	3.2	$15.10
20.01	—	30.00	966,736	3.6	25.49	901,170	3.4	25.52
30.01	—	40.00	229,022	6.8	32.22	106,544	5.3	32.09
40.01	—	50.00	161,601	9.0	43.37	2,549	9.0	43.58
50.01	—	60.00	179,747	8.9	54.07	9,921	3.5	54.13
			1,962,028	4.8	$28.11	1,445,106	3.5	$23.17

At December 31, 2014, there was $4.0 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the year ended December 31, 2014 and 2013 was $19.3 million and $1.2 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2014, 2013 and 2012:

	RSUs	Weighted- average grant date fair value (a)
Outstanding and unvested at December 31, 2011	166,069	$35.11
Granted	68,429	40.70
Vested	(72,300)	29.99
Cancelled	(7,931)	41.47
Transfers, net	(10,214)	34.73
Outstanding and unvested at December 31, 2012	144,053	40.02
Granted	195,590	48.42
Vested	(71,776)	38.94
Impact of spin-off	110,350	—
Outstanding and unvested at December 31, 2013	378,217	33.59
Granted	101,654	54.29
Vested	(149,392)	28.68
Cancelled	(5,319)	43.66
Outstanding and unvested at December 31, 2014	325,160	$42.15

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

At December 31, 2014, there was $7.0 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees. The program provides awards in the form of Performance Share Units based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

In December 2013, the Company’s Compensation Committee granted PSUs that are earned based upon the Company’s total shareholder return ("TSR") performance compared to the TSR of the 41 companies currently comprising the S&P 400 Capital Goods Index over the three-year performance period based on the change in the 30 day average price for the index from December 2013 to the 30 day average price for the index in December 2016. The fair value of the market condition is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise correlations between each entity. The model utilizes a peer group of 41 members.

In March 2014, the Company’s Compensation Committee granted PSUs that are earned based upon a 50% performance condition, measured at each reporting period by EPS performance in relation to pre-established targets set by the Compensation Committee, and upon a 50% market condition, measured by the Company’s relative TSR against the S&P 400 Capital Goods Index over one-year, two-year, and three-year performance periods based on the change in the 30 day average price for the index from January 2014 to the 30 day average price for the index in December 2014, December 2015, and December 2016. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise correlations between each entity. The model utilizes a peer group of 41 members.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2014, 2013 and 2012:

	PSUs	Weighted-average grant date fair value (a)
Outstanding and unvested at December 31, 2011	254,122	$27.10
Granted	37,746	50.75
Forfeited	(126,982)	17.80
Transfers, net	(22,430)	39.13
Outstanding and unvested at December 31, 2012	142,456	39.13
Granted	75,172	34.90
Vested	(34,701)	34.94
Impact of spin-off	(120,044)	—
Outstanding and unvested at December 31, 2013	62,883	29.27
Granted	110,387	72.70
Forfeited	(12,138)	50.96
Outstanding and unvested at December 31, 2014	161,132	$57.39

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

At December 31, 2014, there was $4.7 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 – RESTRUCTURING

During 2014, 2013, and 2012, the Company incurred costs of $7.1 million, $5.8 million, and $7.5 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

In the second quarter of 2014, management committed to a plan to restructure the EMEIA segment to improve efficiencies and regional cost structure ("the 2014 EMEIA Restructuring Plan"). Restructuring charges recorded during the year ended December 31, 2014 as part of this plan were as follows:

In millions	2014
EMEIA	$6.1
Total	6.1

Cost of goods sold	$1.2
Selling and administrative expenses	4.9
Total	$6.1

Restructuring charges recorded during the years ended December 31 as part of other restructuring plans were as follows:

In millions	2014	2013	2012
Americas	$0.1	$0.1	$1.7
EMEIA	0.9	5.7	5.8
Total	$1.0	$5.8	$7.5

Cost of goods sold	$0.2	$3.1	$3.0
Selling and administrative expenses	0.8	2.7	4.5
Total	$1.0	$5.8	$7.5

These charges primarily related to workforce reductions in an effort to increase efficiencies across multiple lines of business.

As of December 31, 2014 and 2013, the Company had $1.9 million and $2.8 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

NOTE 15 – OTHER EXPENSE, NET

At December 31, the components of Other expense, net were as follows:

In millions	2014	2013	2012
Interest income	$(1.1)	$(0.8)	$(0.1)
Exchange loss	7.6	8.0	3.2
Other	(1.9)	—	—
Other expense, net	$4.6	$7.2	$3.1

In March 2014, the Venezuelan government launched a SICAD II rate to provide a greater supply of U.S. dollars from sources other than the Venezuelan government. Given accelerated deterioration in economic conditions driven by a significant drop in the price of oil and no expectation of improvement for the foreseeable future, the Company concluded that the SICAD II exchange rate was the most appropriate rate at which to value bolivar denominated assets and liabilities. As a result, on December 31, 2014, the Company moved the exchange rate applied to bolivars from the official rate to the SICAD II rate. The Company recorded a charge of $12.1 million in order to remeasurement net monetary assets to the SICAD II rate.

Included within Exchange loss for the year ended December 31, 2013 is a $6.2 million realized foreign currency loss related to the devaluation of the Venezuelan bolivar from the pre-existing exchange rate of 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar.

NOTE 16 – INCOME TAXES

The Company and its subsidiaries, prior to the Spin-off, were included in Ingersoll Rand's income tax returns in certain taxing jurisdictions. In preparing the combined and consolidated financial statements, the Company has determined the tax provision for those jurisdictions on a separate return basis.

Earnings (loss) before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2014	2013	2012
United States	$162.2	$320.1	$317.9
Non-U.S.	105.7	(96.7)	48.8
Total	$267.9	$223.4	$366.7

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2014	2013	2012
Current tax expense (benefit):
United States	$52.9	$118.5	$121.3
Non-U.S.	14.1	37.6	18.6
Total:	67.0	156.1	139.9
Deferred tax expense (benefit):
United States	15.6	7.7	(3.7)
Non-U.S.	1.6	11.2	0.5
Total:	17.2	18.9	(3.2)
Total tax expense (benefit):
United States	68.5	126.2	117.6
Non-U.S.	15.7	48.8	19.1
Total	$84.2	$175.0	$136.7

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2014	2013	2012
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(11.2)	(3.0)	(0.5)
State and local income taxes (1)	3.0	5.5	2.8
Valuation allowances	1.6	16.0	0.5
Goodwill impairment charge	—	18.2	—
Reserves for uncertain tax positions	(2.1)	4.4	0.6
Tax on unremitted earnings	0.3	3.3	—
Tax on remitted earnings	2.5	—	—
Venezuela devaluation	4.0	—	—
Production incentives	(2.4)	(2.2)	—
Other adjustments	0.7	1.1	(1.1)
Effective tax rate	31.4%	78.3%	37.3%

(1)	Net of changes in valuation allowances

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2014	2013
Deferred tax assets:
Inventory and accounts receivable	$10.8	$13.6
Fixed assets and intangibles	22.3	55.5
Postemployment and other benefit liabilities	63.3	51.9
Other reserves and accruals	11.1	8.5
Net operating losses and credit carryforwards	45.2	35.0
Investment and other asset basis differences	1.3	—
Other	1.0	0.3
Gross deferred tax assets	155.0	164.8
Less: deferred tax valuation allowances	(50.8)	(46.9)
Deferred tax assets net of valuation allowances	$104.2	$117.9
Deferred tax liabilities:
Fixed assets and intangibles	$(34.6)	$(33.4)
Unremitted earnings of foreign subsidiaries	(0.8)	(7.5)
Other reserves and accruals	—	(0.5)
Other	(2.2)	(0.9)
Gross deferred tax liabilities	(37.6)	(42.3)
Net deferred tax assets	$66.6	$75.6

Deferred tax account balances from 2013 were recast to conform to current year presentation. The material changes in deferred tax account balances result from the tax write-up of certain inventory, fixed assets and intangible assets immediately prior to the Spin-off.

At December 31, 2014, $0.8 million of deferred tax was recorded for certain undistributed earnings of foreign subsidiaries. No deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been and under certain plans will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions, including, but not limited to, the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2014, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$15.4	2027 & 2028
U.S. Federal credit carryforwards	20.6	2024-Unlimited
U.S. State net operating loss carryforwards	14.7	2015-2033
Non-U.S. net operating loss carryforwards	90.9	2015-Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in China, Germany, Italy, Spain, Turkey and the United Kingdom.

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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2014	2013	2012
Beginning balance	$46.9	$5.8	$9.7
Increase to valuation allowance	28.0	44.9	1.8
Decrease to valuation allowance	(15.8)	(0.5)	(0.1)
Foreign exchange translation	(1.7)	—	—
Net equity with parent	—	(4.0)	(5.9)
Accumulated other comprehensive income (loss)	(6.6)	0.7	0.3
Ending balance	$50.8	$46.9	$5.8

During 2014, the valuation allowance increased by $3.9 million This increase is the result of changes in jurisdictional profitability and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $25.4 million and $40.6 million as of December 31, 2014, and December 31, 2013. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $$25.4 million as of December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2014	2013	2012
Beginning balance	$40.6	$63.6	$63.0
Additions based on tax positions related to the current year	3.1	9.0	1.7
Net equity adjustment with former parent	—	(25.4)	—
Additions based on tax positions related to prior years	11.8	0.5	4.3
Reductions based on tax positions related to prior years	(23.9)	(6.9)	(3.7)
Reductions related to settlements with tax authorities	(0.7)	—	(1.6)
Reductions related to lapses of statute of limitations	(2.7)	(0.7)	—
Translation (gain)/loss	(2.8)	0.5	(0.1)
Ending balance	$25.4	$40.6	$63.6

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $6.2 million and $11.5 million at December 31, 2014 and 2013. For the year ended December 31, 2013, the Company recognized a $15.2 million reduction in the reserve related to interest and penalties, net of tax, through Parent Company Investment. For the years ended December 31, 2014 and 2013, the Company recognized $(2.2) million and $4.3 million in interest and penalties net of tax in continuing operations related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $8.7 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Italy, Mexico and the United States. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2004, with certain matters being resolved through appeals and litigation.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. As of December 31, 2014, the Company agreed to indemnify Ingersoll Rand $2.4 million for various tax matters, exclusive of interest and penalties of $1.8 million, which is reflected as an Other noncurrent liability ($4.1 million and $2.6 million at December 31, 2013). In addition, the Company has recorded a $43.4 million indemnity payable to Ingersoll Rand related to a filing for competent authority relief, which is reflected as an Other noncurrent liability ($47.2 million at December 31, 2013). As part of this competent authority filing, the Company has also recorded $43.4 million as an Other noncurrent asset. The $43.4 million is exclusive of interest in the amount of $6.4 million ($47.2 million and $6.6 million at December 31, 2013). The Company also has an indemnity receivable from Ingersoll Rand in the amount of $5.6 million reflected as an Other noncurrent asset ($9.4 million at December 31, 2013). The indemnity receivable is primarily related to additional competent authority relief filings.

NOTE 17 – DISCONTINUED OPERATIONS

EMEIA Divestiture

In the second quarter of 2014 the Company committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. The businesses sold include the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. Historical results of the component, which were previously reported as part of the EMEIA segment, have been reclassified to discontinued operations for all periods presented. In conjunction with the plan, we recorded a $7.6 million charge to write the carrying value of the assets to be sold down to their estimated fair value.

Net revenues and after-tax earnings of the component for the years ended December 31 were as follows:

In millions	2014	2013	2012
Net revenues	$16.1	$23.9	$23.3
Pre-tax loss from operations	$(3.1)	$(2.8)	$(1.9)
Loss on disposal	(7.6)	—	—
Tax benefit	—	—	0.4
Discontinued operations, net of tax	$(10.7)	$(2.8)	$(1.5)

Other divestitures

Other discontinued operations recognized a loss of $0.4 million, $0.8 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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

In millions	2014	2013	2012
Weighted-average number of basic shares	96.1	96.0	96.0
Shares issuable under incentive stock plans	1.1	0.1	—
Weighted-average number of diluted shares	97.2	96.1	96.0

At December 31, 2014, 0.3 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

The Company’s subsidiaries use of these services and its participation in these employee benefit plans generated both direct and indirect costs. These direct and indirect costs and benefits relating to the services and benefit plans were charged to the Company’s subsidiaries and were included in Cost of goods sold and Selling and administrative expenses.

Costs associated with centrally managed services were billed to the Company’s subsidiaries on the basis of direct usage. Historically, Ingersoll Rand corporate allocations were generally allocated to the Company’s subsidiaries on the basis of revenue, assets, payroll expense, and selling and administrative expenses. Incremental corporate costs were allocated to the Company’s subsidiaries on a similar basis. Costs were allocated to the Company’s subsidiaries using allocation methods that management believed were reasonable.

The Combined and Consolidated Financial Statements reflect these direct and indirect costs through a corporate overhead allocation. For the years ended December 31, these allocated Ingersoll Rand costs amount to:

	2013	2012
Centrally managed service costs	$104.6	$94.8
Historical Ingersoll Rand corporate overhead allocations	36.6	53.5
Incremental corporate costs not previously allocated to businesses	33.3	28.4
Total	$174.5	$176.7

The Company entered into a Transition Services Agreement with Ingersoll Rand, under which Ingersoll Rand provides certain services for a limited time after the Spin-off to help ensure an orderly transition. Under the Transition Services Agreement, the Company receives certain services, including services for information technology, human resources and labor and finance and accounting support as well as other corporate support services, from Ingersoll Rand and/or third party providers at specified prices. The Company paid $2.9 million in 2014 and $0.5 million in the fourth quarter of 2013 to Ingersoll Rand for services provided under transition services agreements.

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
The Company incurred $2.9 million, $2.1 million, and $2.9 million of expenses during the years ended December 31, 2014, 2013 and 2012 for environmental remediation at sites presently or formerly owned or leased by us. Environmental remediation costs are recorded in Costs of goods sold within the Combined and Consolidated Statements of Comprehensive Income. As of December 31, 2014 and 2013, the Company has recorded reserves for environmental matters of $8.8 million and $10.8 million. Of these amounts $2.4 million and $2.9 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2014 and 2013 was $2.2 million and $4.2 million and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2014	2013
Balance at beginning of period	$9.7	$9.5
Reductions for payments	(6.5)	(5.7)
Accruals for warranties issued during the current period	6.1	5.0
Changes to accruals related to preexisting warranties	1.2	0.9
Translation	(0.2)	—
Balance at end of period	$10.3	$9.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.
Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $32.5 million in 2014, $35.3 million in 2013 and $35.5 million in 2012. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $22.8 million in 2015, $10.4 million in 2016, $5.9 million in 2017, $3.1 million in 2018, and $1.4 million in 2019.

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

The EMEIA segment provides security products and solutions throughout Europe, the Middle East, India and Africa in approximately 85 countries. The segment offers customers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s strategic brands are Bricard, CISA and Interflex. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

The Asia Pacific segment provides security products and solutions throughout Asia Pacific in approximately 14 countries. The segment offers customers the same portfolio of products as the Americas segment, as well as video analytics solutions. This segment’s strategic brands are Schlage, CISA, Von Duprin and LCN.

Effective January 1, 2013, a product line was transferred from the Asia Pacific segment to the Americas segment. This transfer is reflected in the historical segment results for the year ended December 31, 2012.

Effective September 1, 2014 the Company completed the sale of its United Kingdom (UK) Door businesses to an unrelated third party. The businesses sold included the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. Historical results of the component have been reclassified to discontinued operations for all periods presented. See Note 17 - Discontinued Operations for more information.

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2014	2013	2012
Americas
Net revenues	$1,560.0	$1,514.7	$1,471.8
Segment operating income	387.3	392.1	378.0
Segment operating margin	24.8%	25.9%	25.7%
Depreciation and amortization	24.8	26.5	22.0
Capital expenditures	23.6	10.5	16.9
Total segment assets	990.7	890.4	915.0

EMEIA
Net revenues	393.4	401.4	405.1
Segment operating income (loss) (a)	4.9	(0.3)	10.1
Segment operating margin	1.2%	(0.1)%	2.5%
Depreciation and amortization	16.4	18.2	29.5
Capital expenditures	4.9	5.6	1.7
Total segment assets	457.7	525.6	724.3

Asia Pacific
Net revenues	164.9	153.5	146.4
Segment operating income (b)	2.3	25.4	11.3
Segment operating margin	1.4%	16.5%	7.7%
Depreciation and amortization	1.1	0.9	2.2
Capital expenditures	1.5	0.8	1.0
Total segment assets	442.2	403.2	310.9

Total net revenues	$2,118.3	$2,069.6	$2,023.3

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$394.5	$417.2	$399.4
Goodwill impairment charge	—	137.6	—
Unallocated corporate expense	68.2	38.8	28.1
Interest expense	53.8	10.2	1.5
Other expense (income), net	4.6	7.2	3.1
Total earnings before income taxes	$267.9	$223.4	$366.7

Depreciation and amortization from reportable segments	$42.3	$45.6	$53.7
Unallocated depreciation and amortization	1.9	0.1	—
Total depreciation and amortization	$44.2	$45.7	$53.7
Capital expenditures from reportable segments	$30.0	$16.9	$19.6
Corporate capital expenditures	21.5	3.3	—
Total capital expenditures	$51.5	$20.2	$19.6
Assets from reportable segments	$1,890.6	$1,819.2	$1,950.2
Unallocated assets (c)	125.3	181.4	65.2
Total assets	$2,015.9	$2,000.6	$2,015.4

(a) During the year ended December 31, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $137.6 million. This amount has been excluded from Segment operating income of the EMEIA segment as management excludes these charges from Operating income when making operating decisions about the business.
(b) Results for the year ended December 31, 2013, include a $21.5 million gain on a property sale in China.
(c) Unallocated assets consists of debt issuance costs, deferred income tax balances and cash.

Revenues by destination and product as well as long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2014	2013	2012
Revenues
United States	$1,332.0	$1,331.7	$1,299.3
Non-U.S.	786.3	737.9	724.0
Total	$2,118.3	$2,069.6	$2,023.3

In millions	2014	2013	2012
Revenues
Mechanical products	$1,685.0	$1,647.7	$1,627.3
All other	433.3	421.9	396.0
Total	$2,118.3	$2,069.6	$2,023.3

Less than 10% of the Company's net revenues come from the sale of services.

In millions	2014	2013
Long-lived assets
United States	$102.9	$103.1
Non-U.S.	223.9	234.2
Total	$326.8	$337.3

NOTE 22 – SUBSEQUENT EVENTS

On February 9, 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “Simadi,” that will replace the SICAD II rate. The Company is currently evaluating this announcement. Adoption of the Simadi rate would result in additional charges to remeasure the net monetary assets and impair other assets.

On February 11, 2015, the Company's Board of Directors declared a quarterly dividend of $0.10 cents per ordinary share. The dividend is payable March 31, 2015 to shareholders of record on March 17, 2015.

On February 26, 2015, the Company agreed to acquire Zero International Inc. Zero manufacturers sealing systems, such as sound control, fire and smoke protection, threshold applications, and lites and louvers for door and window products for commercial spaces.

NOTE 23 – GUARANTOR FINANCIAL INFORMATION

Allegion US Holding Company, Inc. (the “Issuer”) as the issuer of the Senior Notes and Allegion plc (the “Parent”), Schlage Lock Company LLC and Von Duprin LLC (together, the “Subsidiary Guarantors”) are all guarantors of the Senior Notes. The following consolidated financial information of the Parent, the Issuer, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of December 31, 2014 and for the years ended December 31, 2014, 2013 and 2012, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$1,399.9	$916.4	$(198.0)	$2,118.3
Cost of goods sold	—	—	803.1	659.5	(198.0)	1,264.6
Selling and administrative expenses	4.5	0.2	304.4	218.3	—	527.4
Goodwill impairment charge	—	—	—	—	—	—
Operating income (loss)	(4.5)	(0.2)	292.4	38.6	—	326.3
Equity earnings (loss) in affiliates, net of tax	182.0	170.8	6.9	351.5	(711.2)	—
Interest expense	5.6	58.0	—	1.0	(10.8)	53.8
Intercompany interest and fees	(3.2)	63.0	(285.5)	225.7	—	—
Other (gain) loss, net	(0.1)	—	(0.2)	4.9	—	4.6
Earnings (loss) before income taxes	175.2	49.6	585.0	158.5	(700.4)	267.9
Provision (benefit) for income taxes	—	(46.7)	222.6	(95.7)	4.0	84.2
Earnings (loss) from continuing operations	175.2	96.3	362.4	254.2	(704.4)	183.7
Discontinued operations, net of tax	—	—	—	(11.1)	—	(11.1)
Net earnings (loss)	175.2	96.3	362.4	243.1	(704.4)	172.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Net earnings (loss) attributable to Allegion plc	$175.2	$96.3	$362.4	$245.7	$(704.4)	$175.2

Total comprehensive income (loss)	$123.7	$96.3	$362.4	$242.4	$(704.4)	$120.4
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss) attributable to Allegion plc	$123.7	$96.3	$362.4	$245.7	$(704.4)	$123.7

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$1,395.0	$880.0	$(205.4)	$2,069.6
Cost of goods sold	—	—	800.1	613.4	(205.4)	1,208.1
Selling and administrative expenses	0.9	—	239.4	242.8	—	483.1
Goodwill impairment charge	—	—	—	137.6	—	137.6
Operating income (loss)	(0.9)	—	355.5	(113.8)	—	240.8
Equity earnings (loss) in affiliates, net of tax	33.2	95.2	6.7	233.6	(368.7)	—
Interest expense	—	8.4	—	1.8	—	10.2
Intercompany interest and fees	—	4.6	(21.0)	16.4	—	—
Other (gain) loss, net	—	—	16.6	(9.4)	—	7.2
Earnings (loss) before income taxes	32.3	82.2	366.6	111.0	(368.7)	223.4
Provision (benefit) for income taxes	—	(4.6)	126.3	53.3	—	175.0
Earnings (loss) from continuing operations	32.3	86.8	240.3	57.7	(368.7)	48.4
Discontinued operations, net of tax	—	—	—	(3.6)	—	(3.6)
Net earnings (loss)	32.3	86.8	240.3	54.1	(368.7)	44.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	12.5	—	12.5
Net earnings (loss) attributable to Allegion plc	$32.3	$86.8	$240.3	$41.6	$(368.7)	$32.3

Total comprehensive income (loss)	$(56.7)	$86.8	$240.3	$55.0	$(368.7)	$(43.4)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	13.3	—	13.3
Total comprehensive income (loss) attributable to Allegion plc	$(56.7)	$86.8	$240.3	$41.7	$(368.7)	$(56.7)

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2012

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$1,298.0	$967.3	$(242.0)	$2,023.3
Cost of goods sold	—	—	738.6	701.1	(242.0)	1,197.7
Selling and administrative expenses	—	—	256.8	197.5	—	454.3
Goodwill impairment charge	—	—	—	—	—	—
Operating income	—	—	302.6	68.7	—	371.3
Equity earnings (loss) in affiliates, net of tax	220.1	203.0	1.5	198.8	(623.4)	—
Interest expense	—	—	—	1.5	—	1.5
Intercompany interest and fees	—	—	—	—	—	—
Other (gain) loss, net	—	—	(11.1)	14.2	—	3.1
Earnings (loss) before income taxes	220.1	203.0	315.2	251.8	(623.4)	366.7
Provision for income taxes	—	—	116.3	20.4	—	136.7
Earnings (loss) from continuing operations	220.1	203.0	198.9	231.4	(623.4)	230.0
Discontinued operations, net of tax	—	—	1.5	(5.7)	—	(4.2)
Net earnings (loss)	220.1	203.0	200.4	225.7	(623.4)	225.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	5.7	—	5.7
Net earnings (loss) attributable to Allegion plc	$220.1	$203.0	$200.4	$220.0	$(623.4)	$220.1

Total comprehensive income (loss)	$241.5	$203.0	$200.4	$226.2	$(623.4)	$247.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	6.2	—	6.2
Total comprehensive income (loss) attributable to Allegion plc	$241.5	$203.0	$200.4	$220.0	$(623.4)	$241.5

Consolidated Balance Sheet
December 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$27.1	$0.5	$126.3	$136.6	$—	$290.5
Accounts and notes receivable, net	—	—	115.7	144.2	—	259.9
Inventories	—	—	101.1	78.4	—	179.5
Other current assets	0.4	46.6	15.6	179.1	—	241.7
Assets held for sale	—	—	—	2.2	—	2.2
Accounts and notes receivable affiliates	0.1	15.2	256.4	259.4	(531.1)	—
Total current assets	27.6	62.3	615.1	799.9	(531.1)	973.8
Investment in affiliates	917.4	2,336.7	90.6	4,774.7	(8,119.4)	—
Property, plant and equipment, net	—	—	147.3	63.9	—	211.2
Intangible assets, net	—	—	161.1	470.6	—	631.7
Notes receivable affiliates	—	1,191.9	3,731.2	1,762.9	(6,686.0)	—
Other noncurrent assets	16.3	10.6	62.3	110.0	—	199.2
Total assets	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9
Current liabilities:
Accounts payable and accruals	$2.8	$51.3	$380.8	$45.3	$—	$480.2
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	0.7	—	49.6
Liabilities held for sale	—	—	—	1.5	—	1.5
Accounts and note payable affiliates	0.4	101.1	245.0	184.6	(531.1)	—
Total current liabilities	52.0	152.4	625.9	232.1	(531.1)	531.3
Long-term debt	914.1	300.0	0.1	0.8	—	1,215.0
Note payable affiliate	—	2,778.4	—	3,907.6	(6,686.0)	—
Other noncurrent liabilities	—	5.8	206.2	39.1	—	251.1
Total liabilities	966.1	3,236.6	832.2	4,179.6	(7,217.1)	1,997.4
Equity:
Total shareholders equity (deficit)	(4.8)	364.9	3,975.4	3,779.1	(8,119.4)	(4.8)
Noncontrolling interests	—	—	—	23.3	—	23.3
Total equity (deficit)	(4.8)	364.9	3,975.4	3,802.4	(8,119.4)	18.5
Total liabilities and equity	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9

Consolidated Balance Sheet
December 31, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$1.4	$—	$78.8	$147.2	$—	$227.4
Restricted cash	—	—	—	40.2	—	40.2
Accounts and notes receivable, net	—	—	110.2	149.8	—	260.0
Inventories	—	—	96.4	91.1	—	187.5
Other current assets	0.1	—	18.4	202.0	—	220.5
Assets held for sale	—	—	—	11.2	—	11.2
Accounts and notes receivable affiliates	0.4	24.7	75.1	185.7	(285.9)	—
Total current assets	1.9	24.7	378.9	827.2	(285.9)	946.8
Investment in affiliates	—	1,256.8	86.6	4,049.7	(5,393.1)	—
Property, plant and equipment, net	—	—	130.9	69.3	—	200.2
Intangible assets, net	—	—	161.2	489.8	—	651.0
Notes receivable affiliates	—	1,191.9	3,726.4	800.0	(5,718.3)	—
Other noncurrent assets	—	93.3	72.3	37.0	—	202.6
Total assets	$1.9	$2,566.7	$4,556.3	$6,273.0	$(11,397.3)	$2,000.6
Current liabilities:
Accounts payable and accruals	$1.3	$14.0	$169.6	$233.7	$—	$418.6
Short-term borrowings and current maturities of long-term debt	—	30.0	0.1	41.8	—	71.9
Accounts and note payable affiliates	0.2	23.3	189.6	72.8	(285.9)	—
Total current liabilities	1.5	67.3	359.3	348.3	(285.9)	490.5
Long-term debt	—	1,270.0	0.2	1.8	—	1,272.0
Note payable affiliate	—	1,810.9	—	3,907.4	(5,718.3)	—
Estimated loss on investment	66.5	—	—	—	(66.5)	—
Other noncurrent liabilities	—	58.5	61.9	152.7	—	273.1
Total liabilities	68.0	3,206.7	421.4	4,410.2	(6,070.7)	2,035.6
Equity:
Total shareholders equity (deficit)	(66.1)	(640.0)	4,134.9	1,831.7	(5,326.6)	(66.1)
Noncontrolling interests	—	—	—	31.1	—	31.1
Total equity (deficit)	(66.1)	(640.0)	4,134.9	1,862.8	(5,326.6)	(35.0)
Total liabilities and equity	$1.9	$2,566.7	$4,556.3	$6,273.0	$(11,397.3)	$2,000.6

Consolidated Statement of Cash Flows
For the year ended December 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$105.4	$(847.5)	$567.2	$1,172.4	$(738.5)	$259.0
Net cash used in discontinued operating activities	—	—	—	(3.1)	—	(3.1)
Net cash provided by (used in) operating activities	105.4	(847.5)	567.2	1,169.3	(738.5)	255.9
Cash flows from investing activities:
Capital expenditures	—	—	(41.6)	(9.9)	—	(51.5)
Acquisition of businesses, net of cash acquired	—	—	—	(25.2)	—	(25.2)
Capital contributions to subsidiaries	(975.0)	(135.0)	—	(160.7)	1,270.7	—
Proceeds from business disposition, net of cash sold	—	—	—	1.2	—	1.2
Other investing activities, net	—	—	0.5	40.2	—	40.7
Net cash provided by (used in) investing activities	(975.0)	(135.0)	(41.1)	(154.4)	1,270.7	(34.8)
Cash flows from financing activities:
Net debt repayments	962.8	(1,000.0)	—	(40.8)	—	(78.0)
Debt issuance costs	(5.8)	—	—	—	—	(5.8)
Net inter-company proceeds (payments)	—	1,822.3	(44.1)	(1,778.2)	—	—
Capital contributions received	—	160.7	7.0	1,103.0	(1,270.7)	—
Dividends paid to shareholders	(30.0)	—	—	—	—	(30.0)
Dividends paid to noncontrolling interests	—	—	—	(4.5)	—	(4.5)
Dividends paid	—	—	(441.5)	(297.0)	738.5	—
Repurchase of ordinary shares	(50.3)	—	—	—	—	(50.3)
Other financing activities, net	18.6	—	—	—	—	18.6
Net cash provided by (used in) financing activities	895.3	983.0	(478.6)	(1,017.5)	(532.2)	(150.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.0)	—	(8.0)
Net increase (decrease) in cash and cash equivalents	25.7	0.5	47.5	(10.6)	—	63.1
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$27.1	$0.5	$126.3	$136.6	$—	$290.5

Consolidated Statement of Cash Flows
For the year ended December 31, 2013

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$0.1	$—	$346.8	$(117.6)	$—	$229.3
Net cash used in discontinued operating activities	—	—	—	(5.4)	—	(5.4)
Net cash provided by (used in) operating activities	0.1	—	346.8	(123.0)	—	223.9
Cash flows from investing activities:
Capital expenditures	—	—	(12.5)	(7.7)	—	(20.2)
Proceeds from sale of property, plant and equipment	—	—	4.5	37.2	—	41.7
Capital contributions to subsidiaries	—	(2,384.7)	(462.4)	(5,997.8)	8,844.9	—
Other investing activities, net	—	—	—	(40.2)	—	(40.2)
Net cash provided by (used in) investing activities	—	(2,384.7)	(470.4)	(6,008.5)	8,844.9	(18.7)
Cash flows from financing activities:
Net debt repayments	—	1,300.0	—	38.9	—	1,338.9
Debt issuance costs	—	(29.1)	—	—	—	(29.1)
Net inter-company proceeds (payments)	—	619.0	(3,746.4)	3,127.4	—	—
Capital contributions received	—	1,769.0	4,228.7	2,847.1	(8,844.9)	—
Dividends paid to noncontrolling interests	—	—	—	(5.2)	—	(5.2)
Net transfers to Parent and affiliates	—	(1,274.2)	(281.6)	(42.5)	—	(1,598.3)
Other financing activities, net	1.3	—	—	—	—	1.3
Net cash provided by (used in) financing activities	1.3	2,384.7	200.7	5,965.7	(8,844.9)	(292.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.9)	—	(2.9)
Net increase (decrease) in cash and cash equivalents	1.4	—	77.1	(168.6)	—	(90.1)
Cash and cash equivalents - beginning of period	—	—	1.7	315.8	—	317.5
Cash and cash equivalents - end of period	$1.4	$—	$78.8	$147.2	$—	$227.4

Consolidated Statement of Cash Flows
For the year ended December 31, 2012

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$—	$—	$190.7	$83.0	$—	$273.7
Net cash provided by (used in) discontinued operating activities	—	—	1.5	(6.0)	—	(4.5)
Net cash provided by (used in) operating activities	—	—	192.2	77.0	—	269.2
Cash flows from investing activities:
Capital expenditures	—	—	(16.0)	(3.6)	—	(19.6)
Proceeds from sale of property, plant and equipment	—	—	—	2.1	—	2.1
Net cash used in investing activities	—	—	(16.0)	(1.5)	—	(17.5)
Cash flows from financing activities:
Net debt repayments	—	—	(0.1)	(1.0)	—	(1.1)
Dividends paid to noncontrolling interests	—	—	—	(5.2)	—	(5.2)
Net transfers to Parent and affiliates	—	—	(183.1)	(128.5)	—	(311.6)
Net cash provided by (used in) financing activities	—	—	(183.2)	(134.7)	—	(317.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.9	—	6.9
Net decrease in cash and cash equivalents	—	—	(7.0)	(52.3)	—	(59.3)
Cash and cash equivalents - beginning of period	—	—	8.7	368.1	—	376.8
Cash and cash equivalents - end of period	$—	$—	$1.7	$315.8	$—	$317.5

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2014, 2013 AND 2012
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2011	$3.4
Additions charged to costs and expenses	2.4
Deductions*	(1.4)
Balance December 31, 2012	4.4
Additions charged to costs and expenses	2.9
Deductions*	(1.7)
Currency translation	(0.1)
Balance December 31, 2013	5.5
Additions charged to costs and expenses	4.7
Deductions*	(1.1)
Currency translation	(0.2)
Balance December 31, 2014	$8.9

(*)	“Deductions” include accounts and advances written off, less recoveries.