Form 10-Q
period 2015-03-31
Allegion plc
filed 2015-04-30
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of April 27, 2015 was 95,676,557.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2015	2014
Net revenues	$458.7	$466.6
Cost of goods sold	271.6	274.4
Selling and administrative expenses	116.1	124.4
Operating income	71.0	67.8
Interest expense	11.6	13.1
Other (gain) loss, net	3.1	(0.1)
Earnings before income taxes	56.3	54.8
Provision for income taxes	12.4	16.4
Earnings from continuing operations	43.9	38.4
Discontinued operations, net of tax	(0.2)	(0.8)
Net earnings	43.7	37.6
Less: Net earnings (loss) attributable to noncontrolling interests	(1.7)	1.8
Net earnings attributable to Allegion plc	$45.4	$35.8
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$45.6	$36.6
Discontinued operations	(0.2)	(0.8)
Net earnings	$45.4	$35.8
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.48	$0.38
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.47	$0.37
Diluted:
Continuing operations	$0.47	$0.38
Discontinued operations	0.00	(0.01)
Net earnings	$0.47	$0.37
Weighted-average shares outstanding
Basic	95.9	96.3
Diluted	96.9	97.4

Dividends declared per ordinary share	$0.10	$0.08

Total comprehensive income	$13.3	$23.6
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(1.7)	1.0
Total comprehensive income attributable to Allegion plc	$15.0	$22.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$229.6	$290.5
Accounts and notes receivable, net	255.8	259.9
Costs in excess of billings on uncompleted contracts	177.1	181.1
Inventories	184.9	179.5
Other current assets	56.3	62.8
Total current assets	903.7	973.8
Property, plant and equipment, net	206.3	211.2
Goodwill	498.6	506.0
Intangible assets, net	111.7	125.7
Other noncurrent assets	207.1	199.2
Total assets	$1,927.4	$2,015.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$231.5	$249.5
Accrued expenses and other current liabilities	201.2	232.2
Short-term borrowings and current maturities of long-term debt	49.4	49.6
Total current liabilities	482.1	531.3
Long-term debt	1,202.7	1,215.0
Other noncurrent liabilities	241.1	251.1
Total liabilities	1,925.9	1,997.4
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	5.1	—
Retained earnings	152.8	142.4
Accumulated other comprehensive loss	(178.7)	(148.2)
Total Allegion plc shareholders’ deficit	(19.8)	(4.8)
Noncontrolling interests	21.3	23.3
Total equity	1.5	18.5
Total liabilities and equity	$1,927.4	$2,015.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	43.7	37.6
Discontinued operations, net of tax	0.2	0.8
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	12.1	12.2
Changes in assets and liabilities and other non-cash items	(51.4)	(50.6)
Net cash provided by continuing operating activities	4.6	—
Net cash provided by (used in) discontinued operating activities	(0.2)	(0.9)
Net cash provided by (used in) operating activities	4.4	(0.9)
Cash flows from investing activities:
Capital expenditures	(9.4)	(9.2)
Acquisition of and equity investments in businesses, net of cash acquired	(9.0)	(5.3)
Other investing activities, net	4.0	0.2
Net cash used in investing activities	(14.4)	(14.3)
Cash flows from financing activities:
Debt repayments	(12.4)	(8.0)
Dividends paid to ordinary shareholders	(9.5)	(7.2)
Repurchase of ordinary shares	(30.0)	—
Other financing activities, net	5.2	11.8
Net cash used in continuing financing activities	(46.7)	(3.4)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(3.4)
Net decrease in cash and cash equivalents	(60.9)	(22.0)
Cash and cash equivalents - beginning of period	290.5	227.4
Cash and cash equivalents - end of period	$229.6	$205.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed and consolidated financial statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed and consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the consolidated financial statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying condensed and consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. The adoption of ASU 2014-08 did not have a significant impact on the Condensed and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is assessing what impact ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 guidance on management’s responsibility in evaluating whether there is substantial doubt about a

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The requirements of ASU 2015-03 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements. As of March 31, 2015 the Company had $17.6 million in unamortized debt issuance costs.

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value. In the fourth quarter of 2014, the Company changed its method of inventory costing for certain inventory in its Americas operating segment to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company's other operating segments also determine inventory cost using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2015	December 31, 2014
Raw materials	$59.7	$54.8
Work-in-process	34.7	32.1
Finished goods	90.5	92.6
Total	$184.9	$179.5

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2014 (gross)	$364.8	$533.1	$93.6	$991.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2014 (net)	364.8	54.5	86.7	506.0
Currency translation	(0.1)	(5.6)	(1.7)	(7.4)
March 31, 2015 Goodwill (net)	$364.7	$48.9	$85.0	$498.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$26.3	$(22.1)	$4.2	$27.8	$(23.2)	$4.6
Customer relationships	84.4	(33.8)	50.6	94.7	(37.0)	57.7
Trademarks (finite-lived)	79.7	(32.9)	46.8	89.3	(36.0)	53.3
Other	10.0	(10.0)	—	10.8	(10.8)	—
Total finite-lived intangible assets	200.4	$(98.8)	101.6	222.6	$(107.0)	115.6
Trademarks (indefinite-lived)	10.1		10.1	10.1		10.1
Total	$210.5		$111.7	$232.7		$125.7

Intangible asset amortization expense was $1.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $6.9 million for full year 2015, $6.9 million for 2016, $6.9 million for 2017, $6.8 million for 2018, and $6.8 million for 2019.

Note 6 – Acquisitions

In February 2015 the Company made an investment in iDevices, a brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.

Note 7 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2015	December 31, 2014
Term Loan Facility due 2019	$950.6	$962.8
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	1.5	1.8
Total debt	1,252.1	1,264.6
Less: current portion of long term debt	49.4	49.6
	$1,202.7	$1,215.0

Senior Secured Credit Facilities

The Company has a credit agreement providing for (i) a $975.0 million Senior Secured Term Loan Facility maturing on October 15, 2019 (the "Term Loan Facility") and (ii) a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2018. The Company refers to these credit facilities as its "Senior Secured Credit Facilities." Allegion plc is the primary borrower for the Senior Secured Credit Facilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The applicable margin for borrowings under the Revolver and the Term Loan Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.50% to 2.00%. The margin for the Term Loan Facility borrowings was 1.75% as of March 31, 2015.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for $300.0 million of the Company's variable rate $975.0 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million were effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million were effective in January 2015 and expire in December 2016. The swaps exchange 90-day LIBOR for a fixed interest rate.
The Company repaid $12.2 million of principal on its Term Loan Facility during the three months ended March 31, 2015 in accordance with the terms of its senior secured credit facility. At March 31, 2015, the Company did not have any borrowings outstanding under the Revolver and had $28.6 million of letters of credit outstanding.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300.0 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The Senior Notes mature on October 1, 2021.

At March 31, 2015, the weighted-average interest rate for borrowings was 2.3% under the Term Loan Facility (including the effect of interest rate swaps) and 5.75% under the Senior Notes.

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

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to accumulated other comprehensive loss.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $523.1 million and $494.5 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, gains of $2.8 million and $1.6 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $2.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Net earnings as changes in fair value occur. At March 31, 2015, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for $300.0 million of the Company's variable rate $975.0 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million effective January 2015 expire in September 2017 and swaps with notional amounts totaling $25.0 million effective January 2015 expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At March 31, 2015, $2.3 million of losses were recorded in accumulated other comprehensive loss related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedges:
Currency derivatives	$3.4	$2.1	$—	$—
Interest rate swaps	—	—	2.3	0.9
Derivatives not designated as hedges:
Currency derivatives	9.4	2.2	32.4	13.9
Total derivatives	$12.8	$4.3	$34.7	$14.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives	$3.3	$0.7	Cost of goods sold	$1.7	$(0.4)
Interest rate swaps	(1.4)	—	Interest expense	—	—
Total	$1.9	$0.7		$1.7	$(0.4)

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

	U.S.
In millions	2015	2014
Service cost	$2.4	$1.8
Interest cost	2.7	2.8
Expected return on plan assets	(2.8)	(2.8)
Net amortization of:
Prior service costs	0.2	0.2
Plan net actuarial losses	1.1	0.5
Net periodic pension benefit cost	3.6	2.5
Net settlement losses	0.6	—
Net periodic pension benefit cost after settlement losses	$4.2	$2.5

	Non-U.S.
In millions	2015	2014
Service cost	$0.8	$1.2
Interest cost	3.4	4.3
Expected return on plan assets	(4.4)	(4.3)
Amortization of plan net actuarial losses	0.4	0.7
Net periodic pension benefit cost	$0.2	$1.9
The Company made employer contributions of $0.1 million and $0.5 million during the three months ended March 31, 2015 and 2014 to its defined benefit pension plans. Additional contributions of approximately $5.0 million are expected during the remainder of 2015.
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
The components of net periodic postretirement benefit income for the three months ended March 31 were as follows:

In millions	2015	2014
Service cost	$—	$0.1
Interest cost	0.1	0.1
Amortization of prior service gains	(0.4)	(0.4)
Net periodic postretirement benefit income	$(0.3)	$(0.2)

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
Assets and liabilities measured at fair value at March 31, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$23.0	$—	$—	$23.0
Foreign currency contracts	—	12.8	—	12.8
Total asset recurring fair value measurements	23.0	$12.8	$—	$35.8
Liabilities:
Foreign currency contracts	$—	$32.4	$—	$32.4
Interest rate swap	—	2.3	—	2.3
Total liability recurring fair value measurements	$—	$34.7	$—	$34.7
Financial instruments not carried at fair value
Total debt	—	1,265.4	—	1,265.4
Total financial instruments not carried at fair value	$—	$1,265.4	$—	$1,265.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.9	$—	$—	$17.9
Foreign currency contracts	—	4.3	—	4.3
Total asset recurring fair value measurements	$17.9	$4.3	$—	$22.2
Liabilities:
Foreign currency contracts	$—	$13.9	$—	$13.9
Interest rate swap	—	0.9	—	0.9
Total liability recurring fair value measurements	$—	$14.8	$—	$14.8
Financial instruments not carried at fair value
Total debt	—	1,279.4	—	1,279.4
Total financial instruments not carried at fair value	$—	$1,279.4	$—	$1,279.4
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

•
Debt – These securities are recorded at cost and include senior notes maturing through 2021. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2015 are the same as those used at December 31, 2014. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2014	95.8
Shares issued under incentive plans, net	0.3
Repurchase of ordinary shares	(0.5)
March 31, 2015	95.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended March 31, 2015, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the three months ended March 31, 2015 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings	45.4	(1.7)	43.7
Currency translation	(38.9)	0.0	(38.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	4.6	—	4.6
Pension and OPEB adjustments, net of tax	3.9	—	3.9
Total comprehensive income	15.0	(1.7)	13.3
Share-based compensation	3.6	—	3.6
Dividends to noncontrolling interests	—	(0.3)	(0.3)
Dividends to ordinary shareholders	(9.6)	—	(9.6)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	6.0	—	6.0
Balance at March 31, 2015	$(19.8)	$21.3	$1.5
The components of Equity for the three months ended March 31, 2014 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$(66.1)	$31.1	$(35.0)
Net earnings	35.8	1.8	37.6
Currency translation	(12.1)	(0.8)	(12.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(0.4)	—	(0.4)
Pension and OPEB adjustments, net of tax	(0.7)	—	(0.7)
Total comprehensive income	22.6	1.0	23.6
Share-based compensation	3.4	—	3.4
Dividends to ordinary shareholders	(7.7)	—	(7.7)
Shares issued under incentive plans, net	11.8	—	11.8
Other	(3.5)	—	(3.5)
Balance at March 31, 2014	$(39.5)	$32.1	$(7.4)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive income before reclassifications	6.6	2.7	(38.9)	(29.6)
Amounts reclassified from accumulated other comprehensive income	(1.7)	1.3	—	(0.4)
Tax (expense) benefit	(0.4)	(0.1)	—	(0.5)
March 31, 2015	$20.2	$(112.2)	$(86.7)	$(178.7)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive income before reclassifications	0.1	—	(12.1)	(12.0)
Amounts reclassified from accumulated other comprehensive income	(0.4)	(0.7)	—	(1.1)
Tax (expense) benefit	(0.1)	—	—	(0.1)
March 31, 2014	$16.3	$(132.0)	$5.8	$(109.9)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains losses on cash flow hedges:
Foreign exchange contracts	$(1.7)	Cost of goods sold
	(1.7)	Earnings before income taxes
	—	Provision for income taxes
	$(1.7)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	(a)
Actuarial losses	1.5	(a)
	1.3	Earnings from continuing operations

Total reclassifications for the period	$(0.4)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(0.4)	Cost of goods sold
	(0.4)	Earnings before income taxes
	—	Provision for income taxes
	$(0.4)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.7)	(a)
	(0.7)	Earnings from continuing operations

Total reclassifications for the period	$(1.1)	Earnings from continuing operations
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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three months ended March 31 were as follows:

In millions	2015	2014
Stock options	$1.0	$1.1
RSUs	1.6	1.9
PSUs	1.0	0.3
Deferred compensation	0.4	0.2
Pre-tax expense	4.0	3.5
Tax benefit	(1.3)	(1.3)
After-tax expense	$2.7	$2.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	220,679	$17.88	185,297	$19.56
RSUs	80,913	$57.85	77,499	$54.13

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

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2015	2014
Dividend yield	0.69%	0.60%
Volatility	34.02%	36.55%
Risk-free rate of return	1.78%	1.94%
Expected life	6.0 years	6.0 years

Expected volatility is based on the weighted average of the implied volatility of a group of the Company’s peers due to the lack of trading history for the Company's ordinary shares. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected life of the award. Historical peer data is used to estimate forfeitures within the Company’s valuation model. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2015, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In March 2014, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the Company’s relative TSR as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

In March 2015, the Company's Compensation Committee granted PSU's that were based 50% upon a performance condition, measured at the end of the performance period by EPS growth, and 50% upon a market condition, measured by the Company’s relative TSR as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the three-year performance period. The fair value of the market condition was estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 13 – Restructuring Activities

As of March 31, 2015 the Company had an immaterial amount accrued for restructuring actions. As of December 31, 2014, the Company had $1.9 million accrued for costs associated with its ongoing restructuring actions related to a plan put in place in the second quarter of 2014 to restructure the EMEIA segment in order to improve efficiencies and regional cost structure.

Note 14 – Other (Gain) Loss, Net
The components of Other, net for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Interest income	$(0.3)	$(0.2)
Exchange loss	3.3	0.1
Other	0.1	—
Other (gain) loss, net	$3.1	$(0.1)

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the three months ended March 31, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate. This loss is within Exchange loss in the table above.

Note 15 – Income Taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 22.0% and 29.9%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

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

Net revenues and after-tax earnings of the component for the three months ended March 31 were as follows:

In millions	2015	2014
Net revenues	$—	$5.8

After-tax loss from operations	$(0.1)	$(0.6)
Discontinued operations, net of tax	$(0.1)	$(0.6)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other divestitures

Other discontinued operations recognized losses of $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

	Three months ended
In millions	2015	2014
Weighted-average number of basic shares	95.9	96.3
Shares issuable under incentive stock plans	1.0	1.1
Weighted-average number of diluted shares	96.9	97.4

At March 31, 2015, $0.3 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2015	2014
Net revenues
Americas	$354.3	$345.4
EMEIA	81.7	99.2
Asia Pacific	22.7	22.0
Total	$458.7	$466.6
Segment operating income (loss)
Americas	$84.2	$86.4
EMEIA	2.6	(0.6)
Asia Pacific	(2.6)	(3.0)
Total	84.2	82.8
Reconciliation to Operating income
Unallocated corporate expense	(13.2)	(15.0)
Operating income	$71.0	$67.8
Reconciliation to Earnings before income taxes
Interest expense	11.6	13.1
Other (gain) loss, net	3.1	(0.1)
Earnings before income taxes	$56.3	$54.8

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended March 31, 2015 and 2014, the Company incurred $1.8 million and $0.8 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $9.4 million and $8.8 million. Of these amounts, $2.8 million and $2.4 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at March 31, 2015 and December 31, 2014 was $2.7 million and $2.2 million and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2015	2014
Balance at beginning of period	$10.3	$9.8
Reductions for payments	(1.3)	(1.6)
Accruals for warranties issued during the current period	1.2	1.8
Changes to accruals related to preexisting warranties	—	(0.7)
Translation	(0.2)	—
Balance at end of period	$10.0	$9.3

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. (the “Issuer”) as the issuer of the Senior Notes and Allegion plc (the “Parent”), Schlage Lock Company LLC and Von Duprin LLC (together, the “Subsidiary Guarantors”) are all guarantors of the Senior Notes. The following condensed and consolidated financial information of the Parent, the Issuer, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

The Company revised its Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 to correct for an immaterial error. The revision was made to properly separate $75.3 million of Intercompany interest expense (income) incurred (earned) in the first quarter of 2014 on intercompany notes payable (receivable) between certain Subsidiary Guarantors and Other Subsidiaries from Equity earnings (loss) in affiliates, net of tax for Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014. The revisions did not impact Earnings (loss) from continuing operations for the Issuer, Parent, Other Subsidiaries or Allegion plc and solely impact the first quarter 2014 financial reporting.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$341.1	$163.8	$(46.2)	$458.7
Cost of goods sold	—	—	198.3	119.5	(46.2)	271.6
Selling and administrative expenses	0.9	—	72.8	42.4	—	116.1
Operating income (loss)	(0.9)	—	70.0	1.9	—	71.0
Equity earnings (loss) in affiliates, net of tax	52.7	10.0	0.5	48.2	(111.4)	—
Interest expense	6.5	5.1	—	—	—	11.6
Intercompany interest and fees	—	(23.5)	9.1	14.4	—	—
Other (gain) loss, net	(0.1)	(0.2)	0.4	3.0	—	3.1
Earnings (loss) before income taxes	45.4	(18.4)	79.2	61.5	(111.4)	56.3
Provision (benefit) for income taxes	—	(10.9)	30.3	(7.0)	—	12.4
Earnings (loss) from continuing operations	45.4	(7.5)	48.9	68.5	(111.4)	43.9
Discontinued operations, net of tax	—	—	(0.2)	—	—	(0.2)
Net earnings (loss)	45.4	(7.5)	48.7	68.5	(111.4)	43.7
Less: Net loss attributable to noncontrolling interests	—	—	—	(1.7)	—	(1.7)
Net earnings (loss) attributable to Allegion plc	$45.4	$(7.5)	$48.7	$70.2	$(111.4)	$45.4

Total comprehensive income (loss)	$15.0	$(8.8)	$52.6	$35.4	$(80.9)	$13.3
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(1.7)	—	(1.7)
Total comprehensive income (loss) attributable to Allegion plc	$15.0	$(8.8)	$52.6	$37.1	$(80.9)	$15.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$312.6	$196.4	$(42.4)	$466.6
Cost of goods sold	—	—	178.3	138.5	(42.4)	274.4
Selling and administrative expenses	1.0	—	69.7	53.7	—	124.4
Operating income (loss)	(1.0)	—	64.6	4.2	—	67.8
Equity earnings (loss) in affiliates, net of tax	36.8	38.0	0.6	87.6	(163.0)	—
Interest expense	—	12.4	—	0.7	—	13.1
Intercompany interest and fees	—	(12.4)	75.3	(62.9)	—	—
Other (gain) loss, net	—	—	(0.1)	—	—	(0.1)
Earnings (loss) before income taxes	35.8	13.2	140.6	28.2	(163.0)	54.8
Provision (benefit) for income taxes	—	(9.3)	52.5	(26.8)	—	16.4
Earnings (loss) from continuing operations	35.8	22.5	88.1	55.0	(163.0)	38.4
Discontinued operations, net of tax	—	—	—	(0.8)	—	(0.8)
Net earnings (loss)	35.8	22.5	88.1	54.2	(163.0)	37.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.8	—	1.8
Net earnings (loss) attributable to Allegion plc	$35.8	$22.5	$88.1	$52.4	$(163.0)	$35.8

Total comprehensive income (loss)	$22.6	$22.5	$87.9	$53.5	$(162.9)	$23.6
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Total comprehensive income (loss) attributable to Allegion plc	$22.6	$22.5	$87.9	$52.5	$(162.9)	$22.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
March 31, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$5.0	$8.8	$65.7	$150.1	$—	$229.6
Accounts and notes receivable, net	—	—	126.0	129.8	—	255.8
Inventories	—	—	106.6	78.3	—	184.9
Other current assets	0.4	10.8	28.4	193.8	—	233.4
Accounts and notes receivable affiliates	—	66.3	334.2	320.8	(721.3)	—
Total current assets	5.4	85.9	660.9	872.8	(721.3)	903.7
Investment in affiliates	912.3	2,295.6	90.5	4,255.9	(7,554.3)	—
Property, plant and equipment, net	—	—	148.8	57.5	—	206.3
Intangible assets, net	—	—	161.0	449.3	—	610.3
Notes receivable affiliates	—	1,191.9	3,727.5	1,750.6	(6,670.0)	—
Other noncurrent assets	15.1	10.6	69.8	111.6	—	207.1
Total assets	$932.8	$3,584.0	$4,858.5	$7,497.7	$(14,945.6)	$1,927.4
Current liabilities:
Accounts payable and accruals	$1.9	$9.1	$195.2	$226.5	$—	$432.7
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	0.5	—	49.4
Accounts and note payable affiliates	—	141.0	323.1	257.2	(721.3)	—
Total current liabilities	50.7	150.1	518.4	484.2	(721.3)	482.1
Long-term debt	901.9	300.0	0.1	0.7	—	1,202.7
Note payable affiliate	—	2,762.5	—	3,907.5	(6,670.0)	—
Other noncurrent liabilities	—	7.3	210.5	23.3	—	241.1
Total liabilities	952.6	3,219.9	729.0	4,415.7	(7,391.3)	1,925.9
Equity:
Total shareholders equity (deficit)	(19.8)	364.1	4,129.5	3,060.7	(7,554.3)	(19.8)
Noncontrolling interests	—	—	—	21.3	—	21.3
Total equity (deficit)	(19.8)	364.1	4,129.5	3,082.0	(7,554.3)	1.5
Total liabilities and equity	$932.8	$3,584.0	$4,858.5	$7,497.7	$(14,945.6)	$1,927.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
December 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$27.1	$0.5	$126.3	$136.6	$—	$290.5
Accounts and notes receivable, net	—	—	115.7	144.2	—	259.9
Inventories	—	—	101.1	78.4	—	179.5
Other current assets	0.4	46.6	15.6	181.3	—	243.9
Accounts receivable affiliates	0.1	15.2	256.4	259.4	(531.1)	—
Total current assets	27.6	62.3	615.1	799.9	(531.1)	973.8
Investment in affiliates	917.4	2,336.7	90.6	4,774.7	(8,119.4)	—
Property, plant and equipment, net	—	—	147.3	63.9	—	211.2
Intangible assets, net	—	—	161.1	470.6	—	631.7
Notes receivable affiliates	—	1,191.9	3,731.2	1,762.9	(6,686.0)	—
Other noncurrent assets	16.3	10.6	62.3	110.0	—	199.2
Total assets	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9
Current liabilities:
Accounts payable and accruals	$2.8	$51.3	$380.8	$46.8	$—	$481.7
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	0.7	—	49.6
Accounts and note payable affiliates	0.4	101.1	245.0	184.6	(531.1)	—
Total current liabilities	52.0	152.4	625.9	232.1	(531.1)	531.3
Long-term debt	914.1	300.0	0.1	0.8	—	1,215.0
Note payable affiliate	—	2,778.4	—	3,907.6	(6,686.0)	—
Other noncurrent liabilities	—	5.8	206.2	39.1	—	251.1
Total liabilities	966.1	3,236.6	832.2	4,179.6	(7,217.1)	1,997.4
Equity:
Total shareholders equity (deficit)	(4.8)	364.9	3,975.4	3,779.1	(8,119.4)	(4.8)
Noncontrolling interests	—	—	—	23.3	—	23.3
Total equity (deficit)	(4.8)	364.9	3,975.4	3,802.4	(8,119.4)	18.5
Total liabilities and equity	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$24.4	$20.5	$(44.7)	$65.2	$(60.8)	$4.6
Net cash provided by (used in) discontinued operating activities	—	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) operating activities	24.4	20.5	(44.7)	65.0	(60.8)	4.4
Cash flows from investing activities:
Capital expenditures	—	—	(7.8)	(1.6)	—	(9.4)
Acquisition of businesses, net of cash acquired	—	—	(9.0)	—	—	(9.0)
Other investing activities, net	—	—	4.0	—	—	4.0
Net cash provided by (used in) investing activities	—	—	(12.8)	(1.6)	—	(14.4)
Cash flows from financing activities:
Debt repayments	(12.2)	—	—	(0.2)	—	(12.4)
Net inter-company proceeds (payments)	—	(12.2)	—	12.2	—	—
Dividends (paid) received	—	—	(3.1)	(57.7)	60.8	—
Dividends paid to shareholders	(9.5)	—	—	—	—	(9.5)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	5.2	—	—	—	—	5.2
Net cash provided by (used in) financing activities	(46.5)	(12.2)	(3.1)	(45.7)	60.8	(46.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.2)	—	(4.2)
Net increase (decrease) in cash and cash equivalents	(22.1)	8.3	(60.6)	13.5	—	(60.9)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$5.0	$8.8	$65.7	$150.1	$—	$229.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$(3.2)	$7.5	$17.4	$(21.7)	$—	$—
Net cash provided by (used in) discontinued operating activities	—	—	—	(0.9)	—	(0.9)
Net cash provided by (used in) operating activities	(3.2)	7.5	17.4	(22.6)	—	(0.9)
Cash flows from investing activities:
Capital expenditures	—	—	(6.8)	(2.4)	—	(9.2)
Acquisition of businesses, net of cash acquired	—	—	—	(5.3)	—	(5.3)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Net cash provided by (used in) investing activities	—	—	(6.6)	(7.7)	—	(14.3)
Cash flows from financing activities:
Debt repayments	—	(7.5)	—	(0.5)	—	(8.0)
Net inter-company proceeds (payments)	0.5	—	(29.9)	29.4	—	—
Dividends paid	(7.2)	—	—	—	—	(7.2)
Other, net	11.8	—	—	—	—	11.8
Net cash provided by (used in) financing activities	5.1	(7.5)	(29.9)	28.9	—	(3.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.4)	—	(3.4)
Net increase (decrease) in cash and cash equivalents	1.9	—	(19.1)	(4.8)	—	(22.0)
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$3.3	$—	$59.7	$142.4	$—	$205.4

Note 21 – Subsequent Events

On April 1, 2015, the Company completed the acquisition of certain assets of Zero International, Inc ("Zero"). Zero manufactures door and window products for commercial spaces and products include sealing systems, such as sound control, fire and smoke protection, threshold applications, lites, door louvers, intumescent products, photo-luminescent and flood barrier for doors.

On April 8, 2015, the Company's Board of Directors declared a quarterly dividend of $0.10 cents per ordinary share. The dividend is payable June 30, 2015 to shareholders of record on June 16, 2015.

On April 24, 2015, the Company signed a definitive agreement to acquire the assets of Brio, a division of RMD Industries Pty Ltd. Brio is a designer and manufacturer of sliding and folding door hardware for commercial and residential spaces in Australia, New Zealand, the United Kingdom and the United States. The Company expects the transaction to close in the second quarter of 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following section is qualified in its entirety by the more detailed information, including our condensed and consolidated financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Allegion plc ("Allegion," "we," "us" or the "Company") is a leading global provider of security products and solutions that keep people safe, secure and productive. We make the world safer as a company of experts, securing the places where people thrive and we create peace of mind by pioneering safety and security. We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

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

As of December 31, 2014, we began applying the SICAD II exchange rate of approximately 50 bolivars per US dollar to remeasure local currency transactions and balances into US dollars. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI,” that replaced the SICAD II rate. We adopted the SIMADI rate after its introduction and recorded a charge of $7.0 million (before tax and non-controlling interest). The SIMADI rate was approximately 170 bolivars per US dollar as of the adoption date. The charge includes remeasurement of net monetary assets ($2.8 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($4.2 million). The SIMADI rate was approximately 192 bolivars per US dollar at March 31, 2015.

Acquisitions

In February 2015 the Company made an investment in iDevices, a brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.

2015 Dividends

On March 31, 2015, we paid a quarterly dividend of $0.10 per ordinary share to shareholders of record as of March 17, 2015.

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

Results of Operations – Three months ended March 31

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$458.7		$466.6
Cost of goods sold	271.6	59.2%	274.4	58.8%
Selling and administrative expenses	116.1	25.3%	124.4	26.7%
Operating income	71.0	15.5%	67.8	14.5%
Interest expense	11.6		13.1
Other (gain) loss, net	3.1		(0.1)
Earnings before income taxes	56.3		54.8
Provision for income taxes	12.4		16.4
Earnings from continuing operations	43.9		38.4
Discontinued operations, net of tax	(0.2)		(0.8)
Net earnings	43.7		37.6
Less: Net earnings (loss) attributable to noncontrolling interests	(1.7)		1.8
Net earnings attributable to Allegion plc	$45.4		$35.8
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.47		$0.38
Discontinued operations	0.00		(0.01)
Net earnings (loss)	$0.47		$0.37
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2015 decreased by 1.7%, or $7.9 million, compared with the same period in 2014, which resulted from the following:

Pricing	0.4%
Volume/product mix	5.5%
Acquisitions/divestitures	(0.2)%
Currency exchange rates	(7.4)%
Total	(1.7)%
The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements and lower revenue in our EMEIA segment as a result of management's actions to exit unprofitable businesses. These decreases were partially offset by higher volumes and improved pricing primarily in our Americas segment.
Operating Income/Margin
Operating income for the three months ended March 31, 2015 increased $3.2 million compared to the same period in 2014 primarily due to favorable volume/product mix ($10.6 million), spin-related and restructuring costs in the prior year that did not recur in 2015 ($9.3 million) and pricing improvements and productivity in excess of inflation ($0.5 million). These increases were partially offset by increased investment spending ($7.9 million) primarily for new product development and channel development, unfavorable foreign currency exchange rate movements ($5.1 million) and a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above.
Operating margin for the three months ended March 31, 2015 increased to 15.5% from 14.5% for the same period in 2014 primarily due to spin-related and restructuring costs in the prior year that did not recur in 2015 (2.0%), favorable volume/product mix (1.4%) and pricing improvements and productivity in excess of inflation (0.2%). These increases were partially offset by increased investment spending (1.7%) and the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above (0.9%).
Interest Expense
Interest expense for the three months ended March 31, 2015 decreased $1.5 million compared with the same period of 2014 as a result of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014 as well as lower borrowings.
Other (Gain) Loss, Net
The components of Other (gain) loss, net for the three months ended March 31 were as follows:

In millions	2015	2014
Interest income	$(0.3)	$(0.2)
Exchange loss	3.3	0.1
Other	0.1	—
Other (gain) loss, net	$3.1	$(0.1)
Other (gain) loss, net for the three months ended March 31, 2015 decreased $3.2 million compared to the same period in 2014. As discussed above, in the first quarter of 2015 we recorded a $2.8 million loss related to the write down of our Venezuelan bolivar-denominated net monetary assets to reflect the SIMADI rate. This loss is within Exchange loss in the table above. The remaining decrease in Other (gain) loss, net was primarily due to unfavorable currency impacts.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 22.0% and 29.9%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented.

Net revenues and after-tax earnings of the component for the three months ended March 31, 2015 and 2014 were as follows:

In millions	2015	2014
Net revenues	$—	$5.8

After-tax loss from operations	$(0.1)	$(0.6)
Discontinued operations, net of tax	$(0.1)	$(0.6)

Other divestitures

Other discontinued operations recognized a loss of $0.1 million and earnings of $0.2 million for the three months ended March 31, 2015 and 2014. These were mainly related to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Americas

Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Latin America and parts of South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems for use in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s strategic brands are Schlage, Von Duprin and LCN.

Segment results for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2015	2014	% change
Net revenues	$354.3	$345.4	2.6%
Segment operating income	84.2	86.4	(2.5)%
Segment operating margin	23.8%	25.0%

Net revenues for the three months ended March 31, 2015 increased by 2.6%, or $8.9 million, compared with the same period in 2014, primarily due to higher volumes (7.4%) and improved pricing (0.3%) partially offset by unfavorable foreign currency exchange rate movements (5.1%) primarily related to the devaluation of the bolivar as well as a weaker Canadian dollar.

Segment operating income decreased $2.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to increased investment spending ($5.2 million) primarily on new product development and channel development, a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above, unfavorable foreign currency exchange rate movements ($3.1 million) and inflation in excess of pricing improvements and productivity ($0.7 million). These decreases were partially offset by favorable volume/product mix ($10.8 million) and spin-related costs in the prior year that did not recur in 2015 ($0.2 million).

Segment operating margin decreased to 23.8% for the three months ended March 31, 2015, compared to 25.0% for the same period of 2014. The decrease was primarily due to increased investment spending (1.5%) primarily on new product development and channel development, the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above (1.2%) and inflation in excess of pricing improvements and productivity (0.2%). These decreases were partially offset by favorable volume/product mix (1.2%), favorable foreign currency exchange rate movements (0.4%) and spin-related costs in the prior year that did not recur in 2015 (0.1%).

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

Segment results for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2015	2014	% change
Net revenues	$81.7	$99.2	(17.6)%
Segment operating income (loss)	2.6	(0.6)	533.3%
Segment operating margin	3.2%	(0.6)%

Net revenues for the three months ended March 31, 2015 decreased by 17.6%, or $17.5 million, compared to the same period of 2014, primarily due to unfavorable foreign currency exchange rate movements (15.8%), lower revenue as a result of managements' actions to exit certain unprofitable market segments in 2014 (2.5%) and lower volume (0.1%). These decreases were partially offset by improved pricing (0.8%).

Segment operating income increased $3.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to pricing improvements and productivity resulting from 2014 restructuring actions in excess of inflation ($4.2 million) and spin-related and restructuring costs in the prior year that did not recur in 2015 ($1.7 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($1.4 million), increased investment spending ($0.7 million) and unfavorable volume/product mix ($0.6 million).

Segment operating margin increased to 3.2% for the three months ended March 31, 2015, compared to (0.6)% for the same period of 2014. The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation (5.1%) and spin-related and restructuring costs in the prior year that did not recur in 2015 (1.8%). These increases were partially offset by unfavorable foreign currency exchange rate movements (1.8%), increased investment spending (0.7%) and unfavorable volume/product mix (0.6%).

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

Segment results for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2015	2014	% change
Net revenues	$22.7	$22.0	3.2%
Segment operating loss	(2.6)	(3.0)	13.3%
Segment operating margin	(11.5)%	(13.6)%

Net revenues for the three months ended March 31, 2015 increased by 3.2%, or $0.7 million, compared to the same period of 2014, primarily due to revenue provided by the acquisition of Fire & Security Hardware Pty Limited ("FSH") (6.8%), increased volume (0.9%) and improved pricing (0.5%) offset by unfavorable foreign currency exchange rate movements (5.0%).

Segment operating loss decreased $0.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to pricing improvements and productivity in excess of inflation ($0.5 million), favorable volume/product mix mainly due to the acquisition of FSH in the second quarter of 2014 ($0.4 million) and spin-related costs in the prior year that did not recur in 2015 ($0.1 million). These decreases were partially offset by unfavorable foreign currency exchange rate movements ($0.6 million).

Segment operating margin increased to (11.5)% for the three months ended March 31, 2015, compared to (13.6)% for the same period of 2014 primarily due to favorable volume/product mix mainly due to the acquisition of FSH (2.8%), pricing improvements and productivity in excess of inflation (2.2%) and spin-related costs in the prior year that did not recur in 2015 (0.6%). These increases were partially offset by unfavorable foreign currency exchange rate movements (3.4%) and increased investment spending (0.1%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and channel development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our revolving line of credit) and capital markets. We believe that our future cash provided by operating activities, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by (used in) continuing operations	$4.6	$—
Investing cash flow used in continuing operations	(14.4)	(14.3)
Financing cash flow used in continuing operations	(46.7)	(3.4)
Operating Activities
Net cash provided by continuing operating activities during the three months ended March 31, 2015 increased $4.6 million compared to the same period in 2014. Operating cash flows for the three months ended March 31, 2015 reflect higher earnings from continuing operations as well as normal fluctuations in working capital activity.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2015 increased $0.1 million compared to the same period in 2014. The change in investing activities is primarily due to the investment in iDevices of $9.0 million and an increase in capital expenditures offset by $3.8 million of other items during the three months ended March 31, 2015. The increase in capital expenditures compared to the prior year is due to new product development and information systems. The three months ended March 31, 2014 included a cash payment of $5.3 million for the acquisition of Schlage de Colombia.
Financing Activities
Net cash used in continuing financing activities during the three months ended March 31, 2015 increased $43.3 million compared to the same period in 2014. The change in net cash used in financing activities is primarily due to cash paid of $30.0 million for the repurchase of ordinary shares in the first quarter of 2015. Additionally, we made $12.4 million of debt repayments and made $9.5 million of dividend payments to ordinary shareholders during the three months ended March 31, 2015. These outflows were partially offset by $5.2 million of proceeds from shares issued under incentive plans and excess tax benefits from share based compensation. For the three months ended March 31, 2014, we made $8.0 million of repayments of our long-term debt and $7.2 million of dividend payments to ordinary shareholders. These outflows were partially offset by $11.8 million of proceeds from shares issued under incentive plans and excess tax benefits from share based compensation.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2015	December 31, 2014
Term Loan Facility due 2019	$950.6	$962.8
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	1.5	1.8
Total debt	$1,252.1	$1,264.6
Less: current portion of long term debt	49.4	49.6
	$1,202.7	$1,215.0

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2015; 5% in 2016 and 10% in each year thereafter, with the final installment due on October 15, 2019. We repaid $12.2 million in total on the Term Loan Facility as of the three months ended March 31, 2015. The Senior Notes are due in full on October 1, 2021.

We have a 5-year, $500.0 million revolving credit facility maturing on September 27, 2018 (the "Revolver"). As of March 31, 2015, we did not have any borrowings outstanding under the Revolver and had $28.6 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 3.75 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $125 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of March 31, 2015, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

Management believes there have been no significant changes during the three months ended March 31, 2015, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to our Condensed and Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

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

As of December 31, 2014, we began applying the SICAD II exchange rate of approximately 50 bolivars per US dollar to remeasure local currency transactions and balances into US dollars. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI,” that replaced the SICAD II rate. We adopted the SIMADI rate after its introduction and recorded a charge of $7.0 million (before tax and non-controlling interest). The charge includes remeasurement of net monetary assets ($2.8 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($4.2 million).

There have been no other significant changes in our exposure to market risk during the first quarter of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2014. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the first quarter of 2015:

Period	Total number of shares purchased (000s) (a)	Average price paid per share (a)	Total number of shares purchased as part of program (000s) (a)	Approximate dollar value of shares still available to be purchased under the program (000s) (a)
January 1 - January 31	—	$—	—	$149,740
February 1 - February 28	103	58.32	103	143,745
March 1 - March 31	412	58.17	412	119,746
Total	515	$58.20	515	$119,746

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

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Filed herewith.

10.2	Chris Muhlenkamp Offer Letter, dated October 4, 2013	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 30, 2015	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 30, 2015	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer