Form 10-Q
period 2015-06-30
Allegion plc
filed 2015-07-30
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of July 27, 2015 was 95,812,288.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2015	2014	2015	2014
Net revenues	$519.5	$531.5	$978.2	$998.1
Cost of goods sold	297.7	305.5	569.3	579.9
Selling and administrative expenses	126.1	136.7	242.2	261.1
Operating income	95.7	89.3	166.7	157.1
Interest expense	11.3	12.5	22.9	25.6
Other (income) expense, net	0.4	(1.0)	3.5	(1.1)
Earnings before income taxes	84.0	77.8	140.3	132.6
Provision for income taxes	19.0	23.1	31.4	39.5
Earnings from continuing operations	65.0	54.7	108.9	93.1
Discontinued operations, net of tax	—	(8.0)	(0.2)	(8.8)
Net earnings	65.0	46.7	108.7	84.3
Less: Net earnings (loss) attributable to noncontrolling interests	1.1	3.5	(0.6)	5.3
Net earnings attributable to Allegion plc	$63.9	$43.2	$109.3	$79.0
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$63.9	$51.2	$109.5	$87.8
Discontinued operations	—	(8.0)	(0.2)	(8.8)
Net earnings	$63.9	$43.2	$109.3	$79.0
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.67	$0.53	$1.14	$0.91
Discontinued operations	—	(0.08)	—	(0.09)
Net earnings	$0.67	$0.45	$1.14	$0.82
Diluted:
Continuing operations	$0.66	$0.53	$1.13	$0.90
Discontinued operations	—	(0.09)	—	(0.09)
Net earnings	$0.66	$0.44	$1.13	$0.81
Weighted-average shares outstanding
Basic	95.8	96.3	95.8	96.3
Diluted	96.7	97.3	96.9	97.4

Dividends declared per ordinary share	$0.10	$0.08	$0.20	$0.16

Total comprehensive income	$70.5	$52.5	$83.8	$76.1
Less: Total comprehensive income (loss) attributable to noncontrolling interests	1.1	3.5	(0.6)	4.5
Total comprehensive income attributable to Allegion plc	$69.4	$49.0	$84.4	$71.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$201.0	$290.5
Accounts and notes receivable, net	274.7	259.9
Costs in excess of billings on uncompleted contracts	186.4	181.1
Inventories	205.9	179.5
Other current assets	55.2	62.8
Total current assets	923.2	973.8
Property, plant and equipment, net	207.8	211.2
Goodwill	527.5	506.0
Intangible assets, net	122.5	125.7
Other noncurrent assets	208.6	199.2
Total assets	$1,989.6	$2,015.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233.8	$249.5
Accrued expenses and other current liabilities	183.4	232.2
Short-term borrowings and current maturities of long-term debt	61.8	49.6
Total current liabilities	479.0	531.3
Long-term debt	1,190.5	1,215.0
Other noncurrent liabilities	247.4	251.1
Total liabilities	1,916.9	1,997.4
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	12.3	—
Retained earnings	207.1	142.4
Accumulated other comprehensive loss	(173.1)	(148.2)
Total Allegion plc shareholders’ equity (deficit)	47.3	(4.8)
Noncontrolling interests	25.4	23.3
Total equity	72.7	18.5
Total liabilities and equity	$1,989.6	$2,015.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	108.7	84.3
Discontinued operations, net of tax	0.2	8.8
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	24.8	24.4
Changes in assets and liabilities and other non-cash items	(100.3)	(52.1)
Net cash provided by continuing operating activities	33.4	65.4
Net cash used in discontinued operating activities	(0.2)	(1.6)
Net cash provided by operating activities	33.2	63.8
Cash flows from investing activities:
Capital expenditures	(18.6)	(26.0)
Acquisition of and equity investments in businesses, net of cash acquired	(52.0)	(23.0)
Other investing activities, net	4.1	40.8
Net cash used in investing activities	(66.5)	(8.2)
Cash flows from financing activities:
Short-term borrowings, net	12.2	(40.2)
Payments of long-term debt	(24.4)	(15.0)
Debt repayments, net	(12.2)	(55.2)
Dividends paid to ordinary shareholders	(19.1)	(14.9)
Repurchase of ordinary shares	(30.0)	(30.3)
Other financing activities, net	8.7	14.6
Net cash used in continuing financing activities	(52.6)	(85.8)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	(4.0)
Net decrease in cash and cash equivalents	(89.5)	(34.2)
Cash and cash equivalents - beginning of period	290.5	227.4
Cash and cash equivalents - end of period	$201.0	$193.2
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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. On July 9, 2015 the FASB voted to defer the effective date by one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for periods beginning on or after December 15, 2016. The Company is assessing what impact ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

the fourth quarter of 2016. Early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The requirements of ASU 2015-03 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements. As of June 30, 2015 the Company had $22.3 million in unamortized debt issuance costs.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The standard will be effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is assessing what impact ASU 2015-07 will have on the Condensed and Consolidated Financial Statements.

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
The major classes of inventory were as follows:

In millions	June 30, 2015	December 31, 2014
Raw materials	$65.0	$54.8
Work-in-process	45.4	32.1
Finished goods	95.5	92.6
Total	$205.9	$179.5

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2014 (gross)	$364.8	$533.1	$93.6	$991.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2014 (net)	364.8	54.5	86.7	506.0
Acquisitions	9.2	4.0	15.9	29.1
Currency translation	(0.1)	(3.4)	(4.1)	(7.6)
June 30, 2015 Goodwill (net)	$373.9	$55.1	$98.5	$527.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$26.7	$(22.6)	$4.1	$27.8	$(23.2)	$4.6
Customer relationships	95.3	(36.0)	59.3	94.7	(37.0)	57.7
Trademarks (finite-lived)	82.6	(34.9)	47.7	89.3	(36.0)	53.3
Other	10.2	(10.2)	—	10.8	(10.8)	—
Total finite-lived intangible assets	214.8	$(103.7)	111.1	222.6	$(107.0)	115.6
Trademarks (indefinite-lived)	11.4		11.4	10.1		10.1
Total	$226.2		$122.5	$232.7		$125.7

Intangible asset amortization expense was $3.8 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $7.6 million for full year 2015, $7.6 million for 2016, $7.6 million for 2017, $7.6 million for 2018, and $7.6 million for 2019.

Note 6 – Acquisitions

In February 2015, the Company made an investment in iDevices, a brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.

In April 2015, the Company completed the acquisition of certain assets of Zero International, Inc. ("Zero"). Zero manufactures door and window products for commercial spaces and products include sealing systems, such as sound control, fire and smoke protection, threshold applications, lites, door louvers, intumescent products, photo-luminescent and flood barrier for doors.

In May 2015, the Company completed the acquisition of the assets of Brio, a division of RMD Industries Pty Ltd ("Brio"). Brio is a designer and manufacturer of sliding and folding door hardware for commercial and residential spaces in Australia, New Zealand, the United Kingdom and the United States.

Total consideration paid for the acquisitions of Zero and Brio was $43.0 million. These acquisitions were not material to the Company's condensed and consolidated financial statements, either individually or in the aggregate, and therefore actual and proforma disclosures under the applicable accounting guidance have not been presented. The summary of net tangible and intangible assets acquired is as follows:

Total
Net tangible assets acquired	$5.5
Intangible assets and goodwill acquired	37.5
Total cash consideration	$43.0

The purchase price allocations for the Zero and Brio acquisitions are pending completion of valuations for certain acquired intangible assets, finalization of working capital adjustments and calculation of deferred tax balances. The Company expects these items to be completed in the second half of 2015. These acquisitions are accounted for as business combinations.

In June 2015, the Company signed a definitive agreement to acquire SimonsVoss Technologies GmbH ("SimonsVoss") for approximately $236.0 million. SimonsVoss, headquartered in Munich, Germany, is an electronic lock company in the European electronic market segment. SimonsVoss generated sales of approximately $69.2 million in 2014. The Company plans to fund the acquisition through existing cash on hand and borrowings under its Senior Secured Revolving Credit Facility. The Company expects the transaction to close in the third quarter of 2015, subject to regulatory approval.

Note 7 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2015	December 31, 2014
Term Loan Facility due 2019	$938.4	$962.8
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	13.9	1.8
Total debt	1,252.3	1,264.6
Less: current portion of long term debt	61.8	49.6
	$1,190.5	$1,215.0

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

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The applicable margin for borrowings under the Revolver and the Term Loan Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.50% to 2.00%. The margin for the Term Loan Facility borrowings was 1.75% as of June 30, 2015.

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
The Company repaid $24.4 million of principal on its Term Loan Facility during the six months ended June 30, 2015 in accordance with the terms of its senior secured credit facility. At June 30, 2015, the Company did not have any borrowings outstanding under the Revolver and had $27.3 million of letters of credit outstanding.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300.0 million of 5.75% senior notes due 2021 (the "Senior Notes"). The Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The Senior Notes mature on October 1, 2021.

At June 30, 2015, the weighted-average interest rate for borrowings was 2.3% under the Term Loan Facility (including the effect of interest rate swaps) and 5.75% under the Senior Notes.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $244.8 million and $494.5 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, gains of $0.8 million and $1.6 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2015, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for $300.0 million of the Company's variable rate $975.0 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million effective January 2015 expire in September 2017 and swaps with notional amounts totaling $25.0 million effective January 2015 expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At June 30, 2015, $2.0 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedges:
Currency derivatives	$1.4	$2.1	$—	$—
Interest rate swaps	—	—	2.0	0.9
Derivatives not designated as hedges:
Currency derivatives	0.3	2.2	3.2	13.9
Total derivatives	$1.7	$4.3	$5.2	$14.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives	$4.2	$(0.7)	Cost of goods sold	$4.7	$0.6
Interest rate swaps	(1.1)	(0.4)	Interest expense	—	—
Total	$3.1	$(1.1)		$4.7	$0.6

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
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Service cost	$2.3	$1.8	$4.7	$3.6
Interest cost	2.8	2.8	5.5	5.6
Expected return on plan assets	(2.9)	(2.8)	(5.7)	(5.6)
Net amortization of:
Prior service costs	0.2	0.2	0.4	0.4
Plan net actuarial losses	1.2	0.5	2.3	1.0
Net periodic pension benefit cost	$3.6	$2.5	$7.2	$5.0
Net settlement losses	—	—	0.6	—
Net periodic pension benefit cost after settlement losses	$3.6	$2.5	$7.8	$5.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Service cost	$0.9	$1.1	$1.7	$2.3
Interest cost	3.5	4.4	6.9	8.7
Expected return on plan assets	(4.5)	(4.4)	(8.9)	(8.7)
Amortization of plan net actuarial losses	0.3	0.7	0.7	1.4
Net periodic pension benefit cost	$0.2	$1.8	$0.4	$3.7
The Company made employer contributions of $0.2 million and $0.5 million during the six months ended June 30, 2015 and 2014 to its defined benefit pension plans. Additional contributions of approximately $5.0 million are expected during the remainder of 2015.
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
The components of net periodic postretirement benefit income for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.2	0.3
Amortization of prior service gains	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic postretirement benefit income	$(0.2)	$(0.2)	$(0.5)	$(0.4)

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at June 30, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$23.2	$—	$—	$23.2
Foreign currency contracts	—	1.7	—	1.7
Total asset recurring fair value measurements	$23.2	$1.7	$—	$24.9
Liabilities:
Foreign currency contracts	$—	$3.2	$—	$3.2
Interest rate swap	—	2.0	—	2.0
Deferred compensation plans	—	15.4	—	15.4
Total liability recurring fair value measurements	$—	$20.6	$—	$20.6
Financial instruments not carried at fair value
Total debt	—	1,259.6	—	1,259.6
Total financial instruments not carried at fair value	$—	$1,259.6	$—	$1,259.6
Assets and liabilities measured at fair value at December 31, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.9	$—	$—	$17.9
Foreign currency contracts	—	4.3	—	4.3
Total asset recurring fair value measurements	$17.9	$4.3	$—	$22.2
Liabilities:
Foreign currency contracts	$—	$13.9	$—	$13.9
Interest rate swap	—	0.9	—	0.9
Deferred compensation plans	—	14.9	—	14.9
Total liability recurring fair value measurements	$—	$29.7	$—	$29.7
Financial instruments not carried at fair value
Total debt	—	1,279.4	—	1,279.4
Total financial instruments not carried at fair value	$—	$1,279.4	$—	$1,279.4
The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2015 are the same as those used at December 31, 2014. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2014	95.8
Shares issued under incentive plans, net	0.5
Repurchase of ordinary shares	(0.5)
June 30, 2015	95.8
During the six months ended June 30, 2015, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the six months ended June 30, 2015 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings (loss)	109.3	(0.6)	108.7
Currency translation	(28.4)	0.0	(28.4)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	0.7	—	0.7
Total comprehensive income	84.4	(0.6)	83.8
Share-based compensation	6.9	—	6.9
Acquisition/divestiture of noncontrolling interests	—	3.0	3.0
Dividends to noncontrolling interests	—	(0.3)	(0.3)
Dividends to ordinary shareholders	(19.1)	—	(19.1)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	9.9	—	9.9
Balance at June 30, 2015	$47.3	$25.4	$72.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2014 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2013	$(66.1)	$31.1	$(35.0)
Net earnings	79.0	5.3	84.3
Currency translation	(3.3)	(0.8)	(4.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.7)	—	(2.7)
Pension and OPEB adjustments, net of tax	(1.4)	—	(1.4)
Total comprehensive income	71.6	4.5	76.1
Share-based compensation	6.5	—	6.5
Dividends to noncontrolling interests	—	(4.5)	(4.5)
Dividends to ordinary shareholders	(15.4)	—	(15.4)
Shares issued under incentive plans, net	15.4	—	15.4
Repurchase of ordinary shares	(30.3)	—	(30.3)
Other	(3.3)	—	(3.3)
Balance at June 30, 2014	$(21.6)	$31.1	$9.5
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive income (loss) before reclassifications	7.9	(1.5)	(28.4)	(22.0)
Amounts reclassified from accumulated other comprehensive income	(4.7)	2.6	—	(2.1)
Tax expense	(0.4)	(0.4)	—	(0.8)
June 30, 2015	$18.5	$(115.4)	$(76.2)	$(173.1)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive loss before reclassifications	(2.5)	(3.4)	(3.3)	(9.2)
Amounts reclassified from accumulated other comprehensive income	(0.6)	2.0	—	1.4
Tax benefit	0.1	—	—	0.1
June 30, 2014	$13.7	$(132.7)	$14.6	$(104.4)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains losses on cash flow hedges:
Foreign exchange contracts	$(3.0)	$(4.7)	Cost of goods sold
	(3.0)	(4.7)	Earnings before income taxes
	—	(0.4)	Provision for income taxes
	$(3.0)	$(5.1)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	$(0.4)	(a)
Actuarial losses	1.5	3.0	(a)
	1.3	2.6	Earnings before income taxes
	(0.3)	(0.4)	Provision for income taxes
	1.0	2.2	Earnings from continuing operations

Total reclassifications for the period	$(2.0)	$(2.9)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(0.2)	$(0.6)	Cost of goods sold
	(0.2)	(0.6)	Earnings before income taxes
	0.1	0.1	Provision for income taxes
	$(0.1)	$(0.5)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	$(0.4)	(a)
Actuarial (gains) losses	1.2	2.4	(a)
	1.0	2.0	Earnings before income taxes
	—	—	Provision for income taxes
	1.0	2.0	Earnings from continuing operations

Total reclassifications for the period	$0.9	$1.5	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

Note 12 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and deferred compensation.

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Stock options	$0.9	$0.8	$1.9	$1.9
RSUs	1.3	1.3	2.9	3.2
PSUs	1.1	1.1	2.1	1.4
Deferred compensation	0.1	0.3	0.5	0.5
Pre-tax expense	3.4	3.5	7.4	7.0
Tax benefit	(1.2)	(1.0)	(2.5)	(2.3)
After-tax expense	$2.2	$2.5	$4.9	$4.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	220,679	$17.88	188,817	$19.54
RSUs	96,387	$58.45	82,076	$53.96

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2015, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In March 2014, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

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

Deferred Compensation

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 13 – Restructuring Activities

The changes in the restructuring reserve during the six months ended June 30, 2015 were as follows:

In millions	EMEIA	Total
December 31, 2014	$1.9	$1.9
Additions, net of reversals	3.8	3.8
Cash and non-cash uses	(1.4)	(1.4)
Currency translation	(0.2)	(0.2)
June 30, 2015	$4.1	$4.1

The majority of the costs accrued as of June 30, 2015 will be paid within one year.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
EMEIA	$3.8	$—	$3.8	$—
Total	$3.8	$—	$3.8	$—

Cost of goods sold	$3.5	$—	$3.5	$—
Selling and administrative expenses	0.3	—	0.3	—
Total	$3.8	$—	$3.8	$—

The above expenses primarily relate to severance charges.

2014 EMEIA Restructuring Plan

In the second quarter of 2014, management committed to a plan to restructure the EMEIA segment to improve efficiencies and regional cost structure. Expenses incurred for this plan for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
EMEIA	$—	$4.4	$—	$4.4
Total	$—	$4.4	$—	$4.4

Cost of goods sold	$—	$1.0	$—	$1.0
Selling and administrative expenses	—	3.4	—	3.4
Total	$—	$4.4	$—	$4.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In addition, the Company incurred other non-qualified restructuring charges of $0.4 million during the six months ended June 30, 2014 in conjunction with the plan, which represents costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Other Restructuring Plans
Other restructuring charges of $0.3 million and $0.8 million were recorded during the three and six months ended June 30, 2014 as part of prior restructuring plans. These charges primarily relate to workforce reductions in an effort to increase efficiencies across multiple lines of business.

Note 14 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Interest income	$(0.5)	$(0.1)	$(0.8)	$(0.3)
Exchange (gain) loss	0.6	(0.7)	3.9	(0.6)
Other	0.3	(0.2)	0.4	(0.2)
Other (income) expense, net	$0.4	$(1.0)	$3.5	$(1.1)

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the six months ended June 30, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate. This loss is within Exchange (gain) loss in the table above.

Note 15 – Income Taxes

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 22.6% and 29.7%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 22.4% and 29.8%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

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

Net revenues and after-tax earnings of the component for the three and six months ended June 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Net revenues	$—	$6.0	$—	$11.8

After-tax gain (loss) from operations	$0.1	$(1.1)	$—	$(1.7)
Loss on disposal	—	(6.6)	—	(6.6)
Discontinued operations, net of tax	$0.1	$(7.7)	$—	$(8.3)

Other divestitures

Other discontinued operations recognized losses of $0.1 million and $0.3 million for the three months ended June 30, 2015 and 2014 and losses of $0.2 million and $0.5 million for the six months ended June 30, 2015 and 2014. These losses were mainly related to lease expense and other miscellaneous expenses from previously sold businesses.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Weighted-average number of basic shares	95.8	96.3	95.8	96.3
Shares issuable under incentive stock plans	0.9	1.0	1.1	1.1
Weighted-average number of diluted shares	96.7	97.3	96.9	97.4

At June 30, 2015 0.4 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Net revenues
Americas	$402.1	$400.7	$756.4	$746.1
EMEIA	83.9	101.2	165.6	200.4
Asia Pacific	33.5	29.6	56.2	51.6
Total	$519.5	$531.5	$978.2	$998.1
Segment operating income (loss)
Americas	$111.9	$110.9	$196.1	$197.3
EMEIA	0.5	(4.1)	3.1	(4.7)
Asia Pacific	(1.4)	(3.5)	(4.0)	(6.5)
Total	111.0	103.3	195.2	186.1
Reconciliation to Operating income
Unallocated corporate expense	(15.3)	(14.0)	(28.5)	(29.0)
Operating income	$95.7	$89.3	$166.7	$157.1
Reconciliation to Earnings before income taxes
Interest expense	11.3	12.5	22.9	25.6
Other (income) expense, net	0.4	(1.0)	3.5	(1.1)
Earnings before income taxes	$84.0	$77.8	$140.3	$132.6

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended June 30, 2015 and 2014, the Company incurred $0.5 million and $0.4 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the six months ended June 30, 2015 and 2014, the Company incurred $2.3 million and $1.2 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of June 30, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $9.3 million and $8.8 million. Of these amounts, $2.6 million and $2.4 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2015 and December 31, 2014 was $2.6 million and $2.2 million and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$10.3	$9.7
Reductions for payments	(3.1)	(3.3)
Accruals for warranties issued during the current period	2.6	3.7
Changes to accruals related to preexisting warranties	0.1	(0.4)
Translation	(0.1)	—
Balance at end of period	$9.8	$9.7

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. (the “Issuer”) as the issuer of the Senior Notes and Allegion plc (the “Parent”), Schlage Lock Company LLC and Von Duprin LLC (together, the “Subsidiary Guarantors”) are all guarantors of the Senior Notes. The following condensed and consolidated financial information of the Parent, the Issuer, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of June 30, 2015 and for the six months ended June 30, 2015 and 2014, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$388.3	$180.0	$(48.8)	$519.5
Cost of goods sold	—	—	219.3	127.2	(48.8)	297.7
Selling and administrative expenses	1.1	—	78.4	46.6	—	126.1
Operating income (loss)	(1.1)	—	90.6	6.2	—	95.7
Equity earnings (loss) in affiliates, net of tax	71.1	27.1	0.8	61.5	(160.5)	—
Interest expense	5.9	5.4	—	—	—	11.3
Intercompany interest and fees	0.2	22.8	(9.6)	(13.4)	—	—
Other (income) expense, net	—	—	—	0.4	—	0.4
Earnings (loss) before income taxes	63.9	(1.1)	101.0	80.7	(160.5)	84.0
Provision (benefit) for income taxes	—	(10.8)	38.7	(8.9)	—	19.0
Earnings (loss) from continuing operations	63.9	9.7	62.3	89.6	(160.5)	65.0
Discontinued operations, net of tax	—	—	—		—	—
Net earnings (loss)	63.9	9.7	62.3	89.6	(160.5)	65.0
Less: Net loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net earnings (loss) attributable to Allegion plc	$63.9	$9.7	$62.3	$88.5	$(160.5)	$63.9

Total comprehensive income (loss)	$69.4	$10.1	$59.0	$98.2	$(166.2)	$70.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Total comprehensive income (loss) attributable to Allegion plc	$69.4	$10.1	$59.0	$97.1	$(166.2)	$69.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$729.3	$343.9	$(95.0)	$978.2
Cost of goods sold	—	—	417.6	246.7	(95.0)	569.3
Selling and administrative expenses	2.0	(0.1)	151.2	89.1	—	242.2
Operating income (loss)	(2.0)	0.1	160.5	8.1	—	166.7
Equity earnings (loss) in affiliates, net of tax	123.8	37.1	1.4	109.7	(272.0)	—
Interest expense	12.4	10.4	—	0.1	—	22.9
Intercompany interest and fees	0.2	46.2	(18.7)	(27.7)	—	—
Other (income) expense, net	(0.1)	(0.2)	0.4	3.4	—	3.5
Earnings (loss) before income taxes	109.3	(19.2)	180.2	142.0	(272.0)	140.3
Provision (benefit) for income taxes	—	(21.7)	69.0	(15.9)	—	31.4
Earnings (loss) from continuing operations	109.3	2.5	111.2	157.9	(272.0)	108.9
Discontinued operations, net of tax	—	—	(0.1)	(0.1)	—	(0.2)
Net earnings (loss)	109.3	2.5	111.1	157.8	(272.0)	108.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)
Net earnings (loss) attributable to Allegion plc	$109.3	$2.5	$111.1	$158.4	$(272.0)	$109.3

Total comprehensive income (loss)	$84.4	$1.3	$111.6	$133.6	$(247.1)	$83.8
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)
Total comprehensive income (loss) attributable to Allegion plc	$84.4	$1.3	$111.6	$134.2	$(247.1)	$84.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$360.2	$221.1	$(49.8)	$531.5
Cost of goods sold	—	—	204.0	151.3	(49.8)	305.5
Selling and administrative expenses	1.0	—	74.1	61.6	—	136.7
Operating income (loss)	(1.0)	—	82.1	8.2	—	89.3
Equity earnings (loss) in affiliates, net of tax	44.2	49.5	1.5	98.7	(193.9)	—
Interest expense	—	12.3	—	0.2	—	12.5
Intercompany interest and fees	—	12.5	(75.9)	63.4	—	—
Other (income) expense, net	—	—	0.3	(1.3)	—	(1.0)
Earnings (loss) before income taxes	43.2	24.7	159.2	44.6	(193.9)	77.8
Provision (benefit) for income taxes	—	(9.3)	59.2	(26.8)	—	23.1
Earnings (loss) from continuing operations	43.2	34.0	100.0	71.4	(193.9)	54.7
Discontinued operations, net of tax	—	—	—	(8.0)	—	(8.0)
Net earnings (loss)	43.2	34.0	100.0	63.4	(193.9)	46.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	3.5	—	3.5
Net earnings (loss) attributable to Allegion plc	$43.2	$34.0	$100.0	$59.9	$(193.9)	$43.2

Total comprehensive income (loss)	$49.0	$34.0	$100.0	$63.4	$(193.9)	$52.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	3.5	—	3.5
Total comprehensive income (loss) attributable to Allegion plc	$49.0	$34.0	$100.0	$59.9	$(193.9)	$49.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net revenues	$—	$—	$678.7	$415.2	$(95.8)	$998.1
Cost of goods sold	—	—	388.2	287.5	(95.8)	579.9
Selling and administrative expenses	2.0	—	143.8	115.3	—	261.1
Operating income (loss)	(2.0)	—	146.7	12.4	—	157.1
Equity earnings (loss) in affiliates, net of tax	81.0	87.3	2.1	186.1	(356.5)	—
Interest expense	—	24.6	—	1.0	—	25.6
Intercompany interest and fees	—	24.9	(151.2)	126.3	—	—
Other (income) expense, net	—	—	0.1	(1.2)	—	(1.1)
Earnings (loss) before income taxes	79.0	37.8	299.9	72.4	(356.5)	132.6
Provision (benefit) for income taxes	—	(18.6)	111.7	(53.6)	—	39.5
Earnings (loss) from continuing operations	79.0	56.4	188.2	126.0	(356.5)	93.1
Discontinued operations, net of tax	—	—	—	(8.8)	—	(8.8)
Net earnings (loss)	79.0	56.4	188.2	117.2	(356.5)	84.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	5.3	—	5.3
Net earnings (loss) attributable to Allegion plc	$79.0	$56.4	$188.2	$111.9	$(356.5)	$79.0

Total comprehensive income (loss)	$71.6	$56.4	$188.2	$116.4	$(356.5)	$76.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	4.5	—	4.5
Total comprehensive income (loss) attributable to Allegion plc	$71.6	$56.4	$188.2	$111.9	$(356.5)	$71.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Current assets:
Cash and cash equivalents	$2.4	$0.3	$79.8	$118.5	$—	$201.0
Accounts and notes receivable, net	—	—	137.9	136.8	—	274.7
Inventories	—	—	111.1	94.8	—	205.9
Other current assets	0.2	21.7	29.0	190.7	—	241.6
Accounts and notes receivable affiliates	—	84.7	348.7	302.8	(736.2)	—
Total current assets	2.6	106.7	706.5	843.6	(736.2)	923.2
Investment in affiliates	970.8	3,250.7	190.7	4,445.8	(8,858.0)	—
Property, plant and equipment, net	—	—	149.2	58.6	—	207.8
Intangible assets, net	—	—	180.0	470.0	—	650.0
Notes receivable affiliates	—	1,191.9	3,727.4	1,750.6	(6,669.9)	—
Other noncurrent assets	14.7	9.8	70.4	113.7	—	208.6
Total assets	$988.1	$4,559.1	$5,024.2	$7,682.3	$(16,264.1)	$1,989.6
Current liabilities:
Accounts payable and accruals	$1.8	$4.3	$233.5	$177.6	$—	$417.2
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	12.9	—	61.8
Accounts and note payable affiliates	0.5	94.3	331.4	310.0	(736.2)	—
Total current liabilities	51.1	98.6	565.0	500.5	(736.2)	479.0
Long-term debt	889.7	300.0	—	0.8	—	1,190.5
Note payable affiliate	—	2,762.5	—	3,907.4	(6,669.9)	—
Other noncurrent liabilities	—	6.9	212.6	27.9	—	247.4
Total liabilities	940.8	3,168.0	777.6	4,436.6	(7,406.1)	1,916.9
Equity:
Total shareholders equity (deficit)	47.3	1,391.1	4,246.6	3,220.3	(8,858.0)	47.3
Noncontrolling interests	—	—	—	25.4	—	25.4
Total equity (deficit)	47.3	1,391.1	4,246.6	3,245.7	(8,858.0)	72.7
Total liabilities and equity	$988.1	$4,559.1	$5,024.2	$7,682.3	$(16,264.1)	$1,989.6

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2015

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$40.0	$24.2	$112.8	$92.2	$(235.8)	$33.4
Net cash provided by (used in) discontinued operating activities	—	—	(0.1)	(0.1)	—	(0.2)
Net cash provided by (used in) operating activities	40.0	24.2	112.7	92.1	(235.8)	33.2
Cash flows from investing activities:
Capital expenditures	—	—	(14.9)	(3.7)	—	(18.6)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(20.7)	—	(52.0)
Other investing activities, net	—	—	3.9	0.2	—	4.1
Net cash provided by (used in) investing activities	—	—	(42.3)	(24.2)	—	(66.5)
Cash flows from financing activities:
Debt repayments, net	(24.4)	—	—	12.2	—	(12.2)
Net inter-company proceeds (payments)	—	(24.4)	(48.9)	73.3	—	—
Dividends paid	—	—	(68.0)	(167.8)	235.8	—
Dividends paid to shareholders	(19.1)	—	—	—	—	(19.1)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	8.8	—	—	(0.1)	—	8.7
Net cash provided by (used in) financing activities	(64.7)	(24.4)	(116.9)	(82.4)	235.8	(52.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents	(24.7)	(0.2)	(46.5)	(18.1)	—	(89.5)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$2.4	$0.3	$79.8	$118.5	$—	$201.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2014

In millions	Parent	Issuer	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Allegion plc
Net cash provided by (used in) continuing operating activities	$(4.2)	$(20.7)	$40.2	$50.1	$—	$65.4
Net cash provided by (used in) discontinued operating activities	—	—	—	(1.6)	—	(1.6)
Net cash provided by (used in) operating activities	(4.2)	(20.7)	40.2	48.5	—	63.8
Cash flows from investing activities:
Capital expenditures	—	—	(20.4)	(5.6)	—	(26.0)
Acquisition of businesses, net of cash acquired	—	—	—	(23.0)	—	(23.0)
Other investing activities, net	—	—	0.6	40.2	—	40.8
Net cash provided by (used in) investing activities	—	—	(19.8)	11.6	—	(8.2)
Cash flows from financing activities:
Debt repayments, net	—	(15.0)	—	(40.2)	—	(55.2)
Net inter-company proceeds (payments)	35.5	35.7	(18.0)	(53.2)	—	—
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchase of ordinary shares	(30.3)	—	—	—	—	(30.3)
Other, net	15.6	—	—	(1.0)	—	14.6
Net cash provided by (used in) financing activities	5.9	20.7	(18.0)	(94.4)	—	(85.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.0)	—	(4.0)
Net increase (decrease) in cash and cash equivalents	1.7	—	2.4	(38.3)	—	(34.2)
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$3.1	$—	$81.2	$108.9	$—	$193.2

Note 21 – Subsequent Events

On July 20, 2015, the Company signed a definitive agreement to acquire Milre Systek Co., Ltd. ("Milre"). Milre is a leading security solutions manufacturer in South Korea, focused on producing high-quality and innovative electronic door locks. The Company expects the transaction to close in the third quarter of 2015.

On July 23, 2015, the Company signed a definitive agreement to acquire AXA Stenman Holding ("AXA") for approximately $208.0 million. AXA is a European residential and portable security provider headquartered in Veenendaal, Netherlands, with production facilities in the Netherlands, France and Poland. AXA manufactures and sells a branded portfolio of bicycle locks and lights as well as a wide variety of window and door hardware. The products are sold throughout Europe to bicycle manufacturers, retail distributors and property builders. AXA generated sales of approximately $79.8 million in 2014. The Company plans to fund the acquisition through existing cash on hand and borrowings under the Revolver. The Company expects the transaction to close in the third quarter of 2015, subject to regulatory approval.

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

Recent Developments

Acquisitions

In February 2015 we made an investment in iDevices, a brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.

In April 2015 we completed the acquisition of certain assets of Zero International, Inc. ("Zero"). Zero manufactures door and window products for commercial spaces and products include sealing systems, such as sound control, fire and smoke protection, threshold applications, lites, door louvers, intumescent products, photo-luminescent and flood barrier for doors.

In May 2015 we completed the acquisition of the assets of Brio, a division of RMD Industries Pty Ltd ("Brio"). Brio is a designer and manufacturer of sliding and folding door hardware for commercial and residential spaces in Australia, New Zealand, the United Kingdom and the United States.

In June 2015 we signed a definitive agreement to acquire SimonsVoss Technologies GmbH ("SimonsVoss") for approximately $236.0 million. SimonsVoss, headquartered in Munich, Germany, is an electronic lock company in the European electronic market segment. SimonsVoss generated sales of approximately $69.2 million in 2014. We expect the transaction to close in the third quarter of 2015.

For the three months ended June 30, 2015, we incurred $1.7 million of costs related to the acquisition of SimonsVoss and the recently announced acquisitions of Milre Systek Co., Ltd. and AXA Stenman Holding ("AXA").

Venezuela currency volatility

Venezuela is treated as a highly inflationary economy under GAAP. As a result, the U.S. dollar is the functional currency for our consolidated joint venture in Venezuela. Any currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities and other transactional foreign exchange gains and losses are reflected in earnings.

As of December 31, 2014, we began applying the SICAD II exchange rate of approximately 50 bolivars per US dollar to remeasure local currency transactions and balances into US dollars. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI,” that replaced the SICAD II rate. We adopted the SIMADI rate after its introduction and recorded a charge of $7.0 million (before tax and non-controlling interest). The SIMADI rate was approximately 170 bolivars per US dollar as of the adoption date. The charge includes remeasurement of net monetary assets ($2.8 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($4.2 million). The SIMADI rate was approximately 198 bolivars per US dollar at June 30, 2015.

2015 Dividends

Through June 30, 2015, we paid a quarterly dividends totaling $0.20 per ordinary share to shareholders.

Restructuring charges

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. In conjunction with this plan, we incurred severance and other charges of $3.8 million for the three months ended June 30, 2015.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$519.5		$531.5
Cost of goods sold	297.7	57.3%	305.5	57.5%
Selling and administrative expenses	126.1	24.3%	136.7	25.7%
Operating income	95.7	18.4%	89.3	16.8%
Interest expense	11.3		12.5
Other (income) expense, net	0.4		(1.0)
Earnings before income taxes	84.0		77.8
Provision for income taxes	19.0		23.1
Earnings from continuing operations	65.0		54.7
Discontinued operations, net of tax	—		(8.0)
Net earnings	65.0		46.7
Less: Net earnings (loss) attributable to noncontrolling interests	1.1		3.5
Net earnings attributable to Allegion plc	$63.9		$43.2
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.66		$0.53
Discontinued operations	—		(0.09)
Net earnings (loss)	$0.66		$0.44
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2015 decreased by 2.3%, or $12.0 million, compared with the same period in 2014, which resulted from the following:

Pricing	0.7%
Volume/product mix	5.1%
Acquisitions/divestitures	1.2%
Currency exchange rates	(9.3)%
Total	(2.3)%
The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia-Pacific as well as the devaluation of the Venezuelan bolivar in the fourth quarter of 2014 and first quarter of 2015. These decreases were partially offset by higher volumes, the acquisitions of Zero in April 2015 and Brio in May 2015 and improved pricing.
Operating Income/Margin
Operating income for the three months ended June 30, 2015 increased $6.4 million compared to the same period in 2014 primarily due to favorable volume/product mix ($10.5 million), lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year offset by costs incurred related to acquisitions in the current year ($6.5 million) and pricing improvements and productivity in excess of inflation ($6.1 million). These increases were partially offset by increased investment spending ($7.4 million) primarily for new product development and channel development and unfavorable foreign currency exchange rate movements ($9.3 million).
Operating margin for the three months ended June 30, 2015 increased to 18.4% from 16.8% for the same period in 2014 primarily due to lower spin-related and restructuring costs compared to the prior year offset by costs incurred related to acquisitions in the current year (1.2%), favorable volume/product mix (1.0%) and pricing improvements and productivity in excess of inflation

(1.0%). These increases were partially offset by increased investment spending (1.4%) and unfavorable foreign currency exchange rate movements (0.2%).
Interest Expense
Interest expense for the three months ended June 30, 2015 decreased $1.2 million compared with the same period of 2014 as a result of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended June 30, 2015 and 2014 were as follows:

In millions	2015	2014
Interest income	$(0.5)	$(0.1)
Exchange loss	0.6	(0.7)
Other	0.3	(0.2)
Other (income) expense, net	$0.4	$(1.0)

Other (income) expense, net for the three months ended June 30, 2015 decreased $1.4 million compared to the same period in 2014 primarily due to unfavorable currency impacts.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 22.6% and 29.7%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented.

Net revenues and after-tax earnings of the component for the three months ended June 30, 2015 and 2014 were as follows:

In millions	2015	2014
Net revenues	$—	$6.0

After-tax (gain) loss from operations	$0.1	$(1.1)
Loss on assets held for sale, net of tax	—	(6.6)
Discontinued operations, net of tax	$0.1	$(7.7)

Other divestitures

Other discontinued operations recognized a losses of $0.1 million and $0.3 million for the three months ended June 30, 2015 and 2014. These were mainly related to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$978.2		$998.1
Cost of goods sold	569.3	58.2%	579.9	58.1%
Selling and administrative expenses	242.2	24.8%	261.1	26.2%
Operating income	166.7	17.0%	157.1	15.7%
Interest expense	22.9		25.6
Other (income) expense, net	3.5		(1.1)
Earnings before income taxes	140.3		132.6
Provision for income taxes	31.4		39.5
Earnings from continuing operations	108.9		93.1
Discontinued operations, net of tax	(0.2)		(8.8)
Net earnings	108.7		84.3
Less: Net earnings attributable to noncontrolling interests	(0.6)		5.3
Net earnings attributable to Allegion plc	$109.3		$79.0
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.13		$0.90
Discontinued operations	—		(0.09)
Net earnings	$1.13		$0.81
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2015 decreased by 2.0%, or $19.9 million, compared with the same period in 2014, which resulted from the following:

Pricing	0.6%
Volume/product mix	5.3%
Acquisitions/divestitures	0.5%
Currency exchange rates	(8.4)%
Total	(2.0)%
The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia-Pacific as well as the devaluation of the Venezuelan bolivar in the fourth quarter of 2014 and first quarter of 2015. These decreases were partially offset by higher volumes and improved pricing primarily in our Americas segment and the acquisitions of Zero in April 2015, Brio in May 2015 and Fire & Security Hardware Pty Limited ("FSH") in the second quarter of 2014.
Operating Income/Margin
Operating income for the six months ended June 30, 2015 increased $9.6 million compared to the same period in 2014 primarily due to favorable volume/product mix ($20.9 million), lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year offset by costs incurred related to acquisitions in the current year ($15.8 million) and pricing improvements and productivity in excess of inflation ($6.9 million). These increases were partially offset by increased investment spending ($15.3 million) primarily for new product development and channel development, unfavorable foreign currency exchange rate movements ($14.5 million) and a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above.

Operating margin for the six months ended June 30, 2015 increased to 17.0% from 15.7% for the same period in 2014 primarily due to lower spin-related and restructuring costs compared to the prior year offset by costs incurred related to acquisitions in the current year (1.6%), favorable volume/product mix (1.1%) and pricing improvements and productivity in excess of inflation (0.6%). These increases were partially offset by increased investment spending (1.5%), the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above (0.4%) and unfavorable foreign currency exchange rate movements (0.1%).
Interest Expense
Interest expense for the six months ended June 30, 2015 decreased $2.7 million compared with the same period of 2014 as a result of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014.
Other (Income) Expense, Net
The components of Other (income) expense, net for the six months ended June 30, 2015 and 2014 were as follows:

In millions	2015	2014
Interest income	$(0.8)	$(0.3)
Exchange loss	3.9	(0.6)
Other	0.4	(0.2)
Other (income) expense, net	$3.5	$(1.1)

Other (income) expense, net for the six months ended June 30, 2015 decreased $4.6 million compared to the same period in 2014. As discussed above, in the first quarter of 2015 we recorded a $2.8 million loss related to the write down of our Venezuelan bolivar-denominated net monetary assets to reflect the SIMADI rate. This loss is within Exchange loss in the table above. The remaining decrease in Other (income) expense, net was primarily due to unfavorable currency impacts.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 22.4% and 29.8%. The decrease in the effective income tax rate compared to 2014 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

Discontinued Operations

EMEIA Divestiture

As discussed above, in the second quarter of 2014 management committed to a plan to sell its United Kingdom (UK) Door businesses to an unrelated third party. The transaction closed in the third quarter of 2014. Historical results of the component have been reclassified to discontinued operations for all periods presented.

Net revenues and after-tax earnings of the component for the six months ended June 30, 2015 and 2014 were as follows:

In millions	2015	2014
Net revenues	$—	$11.8

After-tax loss from operations	$—	$(1.7)
Loss on assets held for sale, net of tax	—	(6.6)
Discontinued operations, net of tax	$—	$(8.3)

Other divestitures

Other discontinued operations recognized losses of $0.2 million and $0.5 million for the six months ended June 30, 2015 and 2014. These were mainly related to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$402.1	$400.7	0.3%	$756.4	$746.1	1.4%
Segment operating income	111.9	110.9	0.9%	196.1	197.3	(0.6)%
Segment operating margin	27.8%	27.7%		25.9%	26.4%

Net revenues for the three months ended June 30, 2015 increased by 0.3%, or $1.4 million, compared with the same period in 2014, primarily due to higher volumes (6.6%), improved pricing (0.6%) and the acquisition of Zero in April 2015 (0.5%) partially offset by unfavorable foreign currency exchange rate movements (7.4%) primarily related to the devaluation of the Venezuelan bolivar as well as a weaker Canadian dollar.

Segment operating income increased $1.0 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to favorable volume/product mix ($10.0 million) and pricing improvements and productivity in excess of inflation ($1.2 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($7.3 million) and increased investment spending ($2.9 million) primarily on new product development and channel development.

Segment operating margin increased to 27.8% for the three months ended June 30, 2015, compared to 27.7% for the same period of 2014. The increase was primarily due to favorable volume/product mix (0.4%), favorable foreign currency exchange rate movements (0.3%), and pricing improvements and productivity in excess of inflation (0.1%). These increases were partially offset by increased investment spending (0.7%).

Net revenues for the six months ended June 30, 2015 increased by 1.4%, or $10.3 million, compared with the same period in 2014, primarily due to higher volumes (6.9%), improved pricing (0.5%) and the acquisition of Zero in April 2015 (0.3%) partially offset by unfavorable foreign currency exchange rate movements (6.3%) primarily related to the devaluation of the Venezuelan bolivar as well as a weaker Canadian dollar.

Segment operating income decreased $1.2 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to unfavorable foreign currency exchange rate movements ($10.4 million), increased investment spending ($8.1 million) primarily on new product development and channel development and a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above. These decreases were partially offset by favorable volume/

product mix ($20.8 million), pricing improvements and productivity in excess of inflation ($0.5 million) and lower spin-related costs in the current year ($0.2 million).

Segment operating margin decreased to 25.9% for the six months ended June 30, 2015, compared to 26.4% for the same period of 2014. The decrease was primarily due to increased investment spending (1.0%) primarily on new product development and channel development, the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above (0.6%) and inflation in excess of pricing improvements and productivity (0.1%). These decreases were partially offset by favorable volume/product mix (0.9%) and favorable foreign currency exchange rate movements (0.3%).

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$83.9	$101.2	(17.1)%	$165.6	$200.4	(17.4)%
Segment operating income (loss)	0.5	(4.1)	112.2%	3.1	(4.7)	166.0%
Segment operating margin	0.6%	(4.1)%		1.9%	(2.3)%

Net revenues for the three months ended June 30, 2015 decreased by 17.1%, or $17.3 million, compared to the same period of 2014, primarily due to unfavorable foreign currency exchange rate movements (17.8%) and lower volume (1.7%). These decreases were partially offset by improved pricing (1.4%) and the acquisition of Zero in April 2015 offset by lower revenue as a result of managements' actions to exit certain unprofitable market segments in 2014 (1.0%).

Segment operating income increased $4.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to pricing improvements and productivity resulting from 2014 restructuring actions in excess of inflation ($5.2 million) and lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year ($2.4 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($1.7 million), increased investment spending ($0.9 million) and unfavorable volume/product mix ($0.4 million).

Segment operating margin increased to 0.6% for the three months ended June 30, 2015, compared to (4.1)% for the same period of 2014. The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation (6.6%) and lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year (2.3%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.9%), increased investment spending (0.9%) and unfavorable volume/product mix (0.4%).

Net revenues for the six months ended June 30, 2015 decreased by (17.4)%, or $34.8 million, compared to the same period of 2014, primarily due to unfavorable foreign currency exchange rate movements (16.9%), lower revenue as a result of managements' actions to exit certain unprofitable market segments in 2014 offset by the acquisition of Zero in April 2015 (0.7%) and lower volume (0.9%). These decreases were partially offset by improved pricing (1.1%).

Segment operating income increased $7.8 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to pricing improvements and productivity resulting from 2014 restructuring actions in excess of inflation ($9.4 million) and lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year ($4.1 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($3.1 million), increased investment spending ($1.6 million) and unfavorable volume/product mix ($1.0 million).

Segment operating margin increased to 1.9% for the six months ended June 30, 2015, compared to (2.3)% for the same period of 2014. The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation (5.8%) and lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year (2.1%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.3%), increased investment spending (0.8%) and unfavorable volume/product mix (0.6%).

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

Segment results for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$33.5	$29.6	13.2%	$56.2	$51.6	8.9%
Segment operating loss	(1.4)	(3.5)	60.0%	(4.0)	(6.5)	38.5%
Segment operating margin	(4.2)%	(11.8)%		(7.1)%	(12.6)%

Net revenues for the three months ended June 30, 2015 increased by 13.2%, or $3.9 million, compared to the same period of 2014, primarily due to revenue provided by the acquisitions of Brio in the second quarter of 2015 and FSH in the second quarter of 2014 (10.2%), increased volume (7.4%) and improved pricing (0.3%) offset by unfavorable foreign currency exchange rate movements (4.7%).

Segment operating loss decreased $2.1 million for the three months ended June 30, 2015 compared to the same period in 2014. Operating loss in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts. The remaining decrease was related to pricing improvements and productivity in excess of inflation ($0.4 million), favorable volume/product mix mainly due to the acquisitions of Brio and FSH ($0.8 million) and spin-related costs in the prior year that did not recur in 2015 ($0.2 million). These decreases were partially offset by unfavorable foreign currency exchange rate movements ($0.4 million) and increased investment spending ($0.1 million).

Segment operating margin increased to (4.2)% for the three months ended June 30, 2015, compared to (11.8)% for the same period of 2014. Operating margin in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts (3.9%). The remaining increase was primarily due to favorable volume/product mix mainly due to the acquisitions of Brio and FSH (4.3%), pricing improvements and productivity in excess of inflation (1.0%) and spin-related costs in the prior year that did not recur in 2015 (0.7%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.0%) and increased investment spending (0.3%).

Net revenues for the six months ended June 30, 2015 increased by 8.9%, or $4.6 million, compared to the same period of 2014, primarily due to revenue provided by the acquisitions of Brio in the second quarter of 2015 and FSH in the second quarter of 2014 (8.7%), increased volume (4.7%) and improved pricing (0.3%) offset by unfavorable foreign currency exchange rate movements (4.8%).

Segment operating loss decreased $2.5 million for the six months ended June 30, 2015 compared to the same period in 2014. Operating loss in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts. The remaining decrease was related to pricing improvements and productivity in excess of inflation ($1.0 million), favorable volume/product mix mainly due to the acquisitions of Brio and FSH ($1.1 million) and spin-related costs in the prior year that did not recur in 2015 ($0.3 million). These decreases were partially offset by unfavorable foreign currency exchange rate movements ($1.0 million) and increased investment spending ($0.1 million).

Segment operating margin increased to (7.1)% for the six months ended June 30, 2015, compared to (12.6)% for the same period of 2014. Operating margin in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts (2.2%). The remaining increase was primarily due to favorable volume/product mix mainly due to the acquisitions of Brio and FSH (3.6%), pricing improvements and productivity in excess of inflation (1.8%) and spin-related costs in the prior year that did not recur in

2015 (0.7%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.6%) and increased investment spending (0.2%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and channel development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund some acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our revolving line of credit) and capital markets. We believe that our future cash provided by operating activities, together with our access to cash on hand, unused availability under our revolving line of credit and access to capital markets, will provide adequate resources to fund our operating and financing needs including the recently announced acquisitions.

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by (used in) continuing operations	$33.4	$65.4
Investing cash flow used in continuing operations	(66.5)	(8.2)
Financing cash flow used in continuing operations	(52.6)	(85.8)
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2015 decreased $32.0 million compared to the same period in 2014. The decrease in net cash provided by operating activities in 2015 compared to 2014 was primarily due to an increase in cash used for working capital due to the timing of payments for accounts payable and billings and collections of costs in excess of billings on uncompleted contracts and other working capital activity. These uses of cash were partially offset by higher earnings from continuing operations.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2015 increased $58.3 million compared to the same period in 2014. The change in investing activities is primarily due cash payments related to the acquisitions of Zero and Brio and the investment in iDevices of $52.0 million offset by a decrease in capital expenditures during the six months ended June 30, 2015. The six months ended June 30, 2014 included the release of $40.2 million of restricted cash to repay a short term note payable offset by a cash payment of $23.0 million for the acquisition of Schlage de Colombia.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2015 decreased $33.2 million compared to the same period in 2014. The change in net cash used in financing activities is primarily due to $43.0 million of lower debt repayments, net, in the current year compared to the same period in the prior year, partially offset by a $4.2 million increase in dividends paid in the current year and $5.6 million of other items, primarily due to lower proceeds from shares issued under incentive plans.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2015	December 31, 2014
Term Loan Facility due 2019	$938.4	$962.8
5.75% Senior notes due 2021	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	13.9	1.8
Total debt	$1,252.3	$1,264.6
Less: current portion of long term debt	61.8	49.6
	$1,190.5	$1,215.0

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2015; 5% in 2016 and 10% in each year thereafter, with the final installment due on October 15, 2019. We repaid $24.4 million in total on the Term Loan Facility as of the six months ended June 30, 2015. The Senior Notes are due in full on October 1, 2021.

We have a 5-year, $500.0 million revolving credit facility maturing on September 27, 2018 (the "Revolver"). As of June 30, 2015, we did not have any borrowings outstanding under the Revolver and had $27.3 million of letters of credit outstanding. We intend to fund a portion of the acquisitions of SimonsVoss and AXA with borrowings under the Revolver.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 3.75 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $125 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of June 30, 2015, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

Management believes there have been no significant changes during the six months ended June 30, 2015, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no other significant changes in our exposure to market risk during the second quarter of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the second quarter of 2015. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

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

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Filed herewith.

12.1	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

ALLEGION PLC (Registrant)

Date:	July 30, 2015	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 30, 2015	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer