Form 10-Q
period 2015-09-30
Allegion plc
filed 2015-10-29
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of October 26, 2015 was 95,911,934.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2015	2014	2015	2014
Net revenues	$544.5	$546.7	$1,522.7	$1,544.8
Cost of goods sold	304.5	310.1	873.8	890.0
Selling and administrative expenses	129.6	130.5	371.8	391.6
Operating income	110.4	106.1	277.1	263.2
Interest expense	13.7	12.7	36.6	38.3
Loss on divestitures	106.7	—	106.7	—
Other (income) expense, net	(3.2)	(2.0)	0.3	(3.1)
Earnings (loss) before income taxes	(6.8)	95.4	133.5	228.0
Provision for income taxes	19.4	27.3	50.8	66.8
Earnings (loss) from continuing operations	(26.2)	68.1	82.7	161.2
Discontinued operations, net of tax	(0.2)	(2.0)	(0.4)	(10.8)
Net earnings (loss)	(26.4)	66.1	82.3	150.4
Less: Net earnings attributable to noncontrolling interests	0.9	5.3	0.3	10.6
Net earnings (loss) attributable to Allegion plc	$(27.3)	$60.8	$82.0	$139.8
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$(27.1)	$62.8	$82.4	$150.6
Discontinued operations	(0.2)	(2.0)	(0.4)	(10.8)
Net earnings (loss)	$(27.3)	$60.8	$82.0	$139.8
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$(0.28)	$0.65	$0.86	$1.57
Discontinued operations	—	(0.02)	—	(0.12)
Net earnings (loss)	$(0.28)	$0.63	$0.86	$1.45
Diluted:
Continuing operations	$(0.28)	$0.65	$0.85	$1.55
Discontinued operations	—	(0.02)	—	(0.11)
Net earnings (loss)	$(0.28)	$0.63	$0.85	$1.44
Weighted-average shares outstanding
Basic	95.9	95.9	95.8	96.2
Diluted	95.9	96.9	96.9	97.3

Dividends declared per ordinary share	$0.10	$0.08	$0.30	$0.24

Total comprehensive income (loss)	$(29.1)	$40.9	$54.7	$117.0
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.3)	5.6	(0.9)	10.1
Total comprehensive income (loss) attributable to Allegion plc	$(28.8)	$35.3	$55.6	$106.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$175.2	$290.5
Accounts and notes receivable, net	273.1	230.4
Inventories	216.3	169.3
Other current assets	56.8	55.6
Assets held for sale	154.3	255.9
Total current assets	875.7	1,001.7
Property, plant and equipment, net	227.9	207.2
Goodwill	823.4	484.4
Intangible assets, net	260.3	125.4
Other noncurrent assets	221.7	197.2
Total assets	$2,409.0	$2,015.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180.2	$175.6
Accrued expenses and other current liabilities	196.3	203.8
Short-term borrowings and current maturities of long-term debt	59.0	49.6
Liabilities held for sale	81.7	103.5
Total current liabilities	517.2	532.5
Long-term debt	1,575.9	1,215.0
Other noncurrent liabilities	287.9	249.9
Total liabilities	2,381.0	1,997.4
Equity:
Allegion plc shareholders’ equity (deficit):
Ordinary shares	1.0	1.0
Capital in excess of par value	17.9	—
Retained earnings	170.2	142.4
Accumulated other comprehensive loss	(174.6)	(148.2)
Total Allegion plc shareholders’ equity (deficit)	14.5	(4.8)
Noncontrolling interests	13.5	23.3
Total equity	28.0	18.5
Total liabilities and equity	$2,409.0	$2,015.9
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	82.3	150.4
Discontinued operations, net of tax	0.4	10.8
Adjustments to arrive at net cash provided by (used in) operating activities:
Loss on divestitures	104.5	—
Depreciation and amortization	37.5	36.5
Changes in assets and liabilities and other non-cash items	(98.7)	(22.9)
Net cash provided by continuing operating activities	126.0	174.8
Net cash used in discontinued operating activities	(0.5)	(2.8)
Net cash provided by operating activities	125.5	172.0
Cash flows from investing activities:
Capital expenditures	(27.3)	(39.8)
Acquisition of and equity investments in businesses, net of cash acquired	(511.4)	(23.0)
Other investing activities, net	4.3	41.9
Net cash used in investing activities	(534.4)	(20.9)
Cash flows from financing activities:
Short-term borrowings, net	11.8	(40.6)
Proceeds from revolving credit facility	400.0	—
Proceeds from long-term debt	300.0	—
Payments on revolving credit facility	(320.0)	—
Payments of long-term debt	(24.4)	(22.5)
Debt borrowings (repayments), net	367.4	(63.1)
Dividends paid to ordinary shareholders	(28.7)	(22.6)
Repurchase of ordinary shares	(30.0)	(50.3)
Other financing activities, net	(7.8)	15.4
Net cash provided by (used in) continuing financing activities	300.9	(120.6)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(6.5)
Net increase (decrease) in cash and cash equivalents	(115.3)	24.0
Cash and cash equivalents - beginning of period	290.5	227.4
Cash and cash equivalents - end of period	$175.2	$251.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed and consolidated financial statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed and consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the consolidated financial statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying condensed and consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. As a result of the adoption of ASU 2014-08, the Company's divestiture of its operation in Venezuela and the planned divestiture of its systems integration business in China do not qualify as discontinued operations. See Note 7 below for more information.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. On July 9, 2015, the FASB voted to defer the effective date by one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for periods beginning on or after December 15, 2016. The Company is assessing what impact ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU will be effective in the

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

fourth quarter of 2016. Early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. The ASU is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The requirements of ASU 2015-03 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements. As of September 30, 2015, the Company had $30.5 million in unamortized debt issuance costs.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The ASU will be effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is assessing what impact ASU 2015-07 will have on the Condensed and Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The requirements of ASU 2015-11 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

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
The major classes of inventory were as follows:

In millions	September 30, 2015	December 31, 2014
Raw materials	$63.0	$52.7
Work-in-process	34.3	26.0
Finished goods	119.0	90.6
Total	$216.3	$169.3

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2014 (gross)	$364.8	$533.1	$72.0	$969.9
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2014 (net)	364.8	54.5	65.1	484.4
Acquisitions	9.2	316.1	29.1	354.4
Write-off	(0.8)	—	—	(0.8)
Currency translation	(0.4)	(5.7)	(8.5)	(14.6)
September 30, 2015 Goodwill (net)	$372.8	$364.9	$85.7	$823.4

As discussed in Note 7 - Divestitures, below, in September 2015 the assets of the Company's security system integration business within the Asia Pacific segment were reclassified to assets held for sale for all periods presented. Goodwill allocated to this business was $21.6 million at December 31, 2014. In conjunction with determining the fair value of the assets held for sale, the Company determined that the goodwill previously assigned to this business was impaired. As a result, approximately $21.0 million of the $80.6 million pre-tax charge related to the divestiture recorded in the third quarter of 2015 related to the write-off of goodwill.

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$29.1	$(22.5)	$6.6	$27.1	$(22.8)	$4.3
Customer relationships	198.0	(38.0)	160.0	94.7	(37.0)	57.7
Trademarks (finite-lived)	82.0	(35.5)	46.5	89.3	(36.0)	53.3
Other	17.0	(9.0)	8.0	10.2	(10.2)	—
Total finite-lived intangible assets	326.1	$(105.0)	221.1	221.3	$(106.0)	115.3
Trademarks (indefinite-lived)	39.2		39.2	10.1		10.1
Total	$365.3		$260.3	$231.4		$125.4

Intangible asset amortization expense was $6.6 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $10.9 million for full year 2015, $17.2 million for 2016, $17.2 million for 2017, $17.2 million for 2018, and $17.2 million for 2019.

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

In July 2015, the Company completed the acquisition of Milre Systek Co., Ltd. ("Milre"). Milre is a leading security solutions manufacturer in South Korea, focused on producing high-quality and innovative electronic door locks.

In September 2015, the Company completed the acquisition of SimonsVoss Technologies GmbH ("SimonsVoss") for approximately $230.0 million. SimonsVoss, headquartered in Munich, Germany, is an electronic lock company in the European electronic market segment. SimonsVoss generated sales of approximately $69.2 million in 2014.

In September 2015, the Company completed the acquisition of AXA Stenman Holding ("AXA") for approximately $208.0 million. AXA is a European residential and portable security provider headquartered in Veenendaal, the Netherlands, with production facilities in the Netherlands, France and Poland. AXA manufactures and sells a branded portfolio of portable locks and lights as well as a wide variety of window and door hardware. The products are sold throughout Europe to bicycle manufacturers, retail distributors and property builders. AXA generated sales of approximately $79.8 million in 2014.

Total consideration paid for the acquisitions was $511.4 million (net of cash acquired). The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	27.7
Other current assets	2.0
Property, plant and equipment, net	27.2
Goodwill	355.4
Intangible assets, net	152.0
Other noncurrent assets	12.6
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(22.3)
Deferred tax liabilities and other noncurrent liabilities	(54.3)
Total cash consideration	$511.4

The purchase price allocations for the acquisitions are pending completion of valuations for certain acquired intangible assets, finalization of working capital adjustments and calculation of deferred tax balances. These acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015 and 2014 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

	Three months ended		Nine months ended
In millions, except per share amounts	2015	2014	2015	2014
Net revenues	$565.7	$591.6	$1,624.8	$1,686.1
Net earnings (loss) attributable to Allegion plc	$(23.1)	$59.6	$86.3	$131.2
Basic income (loss) per share	$(0.24)	$0.62	$0.90	$1.36
Diluted income (loss) per share	$(0.24)	$0.62	$0.89	$1.35

During the three and nine months ended September 30, 2015 the Company incurred $5.1 million and $7.1 million of acquisition related costs. These expenses are included in Selling and administrative expenses in the Condensed and Consolidated Statement of Comprehensive Income. For pro forma purposes, these expenses were assumed to have been incurred on January 1, 2014. Pro forma Net earnings (loss) attributable to Allegion plc in the table above has been adjusted to reflect the costs in the assumed acquisition period.

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the acquisitions. This unaudited pro forma financial information has been presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company.

The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the results of the acquired companies to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2014 with the consequential tax effects. Additionally, interest related to the issuance of $300 million of senior notes and the borrowing of $100 million on the revolving facility has been included in the pro forma results above as if the debt was outstanding as of January 1, 2014. For purposes of calculating interest on the additional debt amounts, the Company has assumed the total amount is outstanding for all pro forma periods presented.

The following financial information reflects the results of revenue and earnings of the acquisitions since their respective acquisition dates included in the Condensed and Consolidated Statement of Comprehensive Income as of the three and nine months ended September 30, 2015.

	Three months ended	Nine months ended
In millions	2015	2015
Net revenues	$23.7	$30.0

Earnings before income tax	$2.6	$3.3

Note 7 – Divestitures

As previously disclosed, the Company sold its majority ownership in its Venezuelan operation to Venezuelan investors. As a result of the sale in the third quarter of 2015, the Company recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments that were previously deferred in equity and were reclassified to a loss in the Condensed and Consolidated Statement of Comprehensive Income. The assets and liabilities of the Venezuela operation were reclassified to assets and liabilities held for sale within the Condensed and Consolidated Balance Sheets for all periods presented.

As previously disclosed, the Company entered into an agreement to sell a majority stake of Bocom Wincent Technologies Co., Ltd. ("Bocom") in the third quarter of 2015. Bocom operates a security system integration business exclusively in China. Under the terms of the transaction, the Company may receive up to $75 million based on the future performance and will retain 15% of the shares of Bocom. The Company currently estimates the fair value of the consideration to be $70.4 million. The transaction is expected to close in the fourth quarter of this year, subject to regulatory approvals.

The Company recorded a pre-tax charge of $80.6 million ($84.4 million after-tax) in the third quarter of 2015 to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction. Bocom's assets and liabilities were reclassified to assets and liabilities held for sale within the Condensed and Consolidated Balance Sheets for all periods presented.

Bocom's assets and liabilities held for sale at September 30, 2015 and December 31, 2014 were comprised of the following:

In millions	September 30, 2015	December 31, 2014
Accounts receivable, net	$16.5	$26.8
Costs in excess of billings on uncompleted contracts	133.3	181.1
Inventory	2.3	1.3
Other current assets	0.7	4.0
Other noncurrent assets	1.5	24.2
Total assets held for sale	154.3	237.4

Accounts payable	63.3	72.9
Accrued expenses & other current liabilities	18.2	24.8
Other noncurrent liabilities	0.2	0.8
Total liabilities held for sale	$81.7	$98.5

Net revenues and loss before income taxes of Bocom for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Net Revenues	$10.6	$16.5	$35.7	$39.3

Loss before income taxes	(1.4)	—	(3.8)	(5.0)

Net revenues and earnings for Bocom have historically been weighted to the second half of the year, reflecting typical seasonality of contract awards. Net revenues and operating income were $97.3 million and $4.5 million for the year ended December 31, 2014.

Upon closing of the sale, the Company currently estimates that it will record additional charges of $5.5 million to $7.5 million.

Note 8 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2015	December 31, 2014
Term Loan Facility due 2020	$938.4	$962.8
Revolver Facility due 2020	80.0	—
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	—
Other debt, including capital leases, maturing in various amounts through 2028	16.5	1.8
Total debt	1,634.9	1,264.6
Less: current portion of long term debt	59.0	49.6
	$1,575.9	$1,215.0

Senior Secured Credit Facilities

As of September 30, 2015, the Company has a credit agreement providing for (i) a $938.4 million Senior Secured Term Loan Facility maturing on October 15, 2020 (the "Term Loan Facility") and (ii) a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities." Allegion plc is the primary borrower for the Senior Secured Credit Facilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In September 2015, the Company entered into a Second Amendment and Restatement Agreement (the “Second Amendment and Restatement Agreement”) to amend and restate its existing Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of November 26, 2013 and amended and restated on October 15, 2014. The terms of the Second Amendment and Restatement Agreement are substantially consistent with the terms of the Credit Agreement, subject to certain changes, including:(i) a reduction of the applicable margin for LIBOR rate borrowings to range from 1.375% to 1.875% (from 1.50% to 2.00%) and the applicable margin for base rate borrowings to range from 0.375% to 0.875% (from 0.50% to 1.00%), in each case depending on the corporate credit or family rating, (ii) an extension of the maturity date of the Revolver and the Term Loan Facility from October 15, 2019 to October 15, 2020; and (iii) changes to certain other terms of the Credit Agreement, including the restrictive covenants, to provide the Company with additional flexibility.

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Loan Facility borrowings was 1.63% at September 30, 2015.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for $300.0 million of the Company's variable rate $938.4 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million were effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million were effective in January 2015 and expire in December 2016. The swaps exchange 90-day LIBOR for a fixed interest rate.
During August 2015, the Company borrowed $400.0 million under the Revolver in order to fund a portion of the acquisitions of SimonsVoss and AXA. In addition to repaying $320.0 million of the outstanding Revolver balance during September 2015, the Company repaid $24.4 million of principal on its Term Loan Facility during the nine months ended September 30, 2015 in accordance with the terms of its Senior Secured Credit Facility. At September 30, 2015, the Company had $80.0 million outstanding under the Revolver and had $27.4 million of letters of credit outstanding.

Senior Notes

A wholly-owned subsidiary of the Company has issued $300.0 million of 5.75% senior notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The 2021 Senior Notes mature on October 1, 2021.

In September 2015, the Company issued $300.0 million of 5.875% senior notes due 2023 (the "2023 Senior Notes"). The Company used the net proceeds of the offering and cash on hand to repay approximately $300.0 million under Allegion’s revolving credit facility. The 2023 Senior Notes accrue interest at the rate of 5.875% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The 2023 Senior Notes mature on September 15, 2023.

At September 30, 2015, the weighted-average interest rate for borrowings was 2.3% under the Term Loan Facility (including the effect of interest rate swaps), 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $291.7 million and $494.5 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, gains of $1.7 million and $1.6 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2015, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for $300.0 million of the Company's variable rate $938.4 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million effective January 2015 expire in September 2017 and swaps with notional amounts totaling $25.0 million effective January 2015 expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At September 30, 2015, $3.2 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps and none are expected to be reclassified into Interest expense over the next twelve months.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedges:
Currency derivatives	$1.9	$2.1	$—	$—
Interest rate swaps	—	—	3.2	0.9
Derivatives not designated as hedges:
Currency derivatives	1.8	2.2	1.8	13.9
Total derivatives	$3.7	$4.3	$5.0	$14.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives	$5.7	$0.9	Cost of goods sold	$5.5	$2.5
Interest rate swaps	(2.2)	0.8	Interest expense	—	—
Total	$3.5	$1.7		$5.5	$2.5

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
The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Service cost	$2.7	$1.7	$7.4	$5.3
Interest cost	2.7	2.8	8.2	8.4
Expected return on plan assets	(2.8)	(2.7)	(8.5)	(8.3)
Net amortization of:
Prior service costs	0.1	0.1	0.5	0.5
Plan net actuarial losses	1.2	0.5	3.5	1.5
Net periodic pension benefit cost	$3.9	$2.4	$11.1	$7.4
Net settlement losses	—	—	0.6	—
Net periodic pension benefit cost after settlement losses	$3.9	$2.4	$11.7	$7.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Service cost	$0.8	$1.3	$2.5	$3.6
Interest cost	3.4	4.4	10.3	13.1
Expected return on plan assets	(4.5)	(4.3)	(13.4)	(13.0)
Amortization of plan net actuarial losses	0.4	0.7	1.1	2.1
Net periodic pension benefit cost	$0.1	$2.1	$0.5	$5.8
The Company made employer contributions of $0.3 million and $1.2 million during the nine months ended September 30, 2015 and 2014 to its defined benefit pension plans. Additional contributions of approximately $4.2 million are expected during the remainder of 2015.
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
The components of net periodic postretirement benefit income for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.4
Amortization of prior service gains	(0.4)	(0.4)	(1.2)	(1.2)
Net periodic postretirement benefit income	$(0.3)	$(0.3)	$(0.8)	$(0.7)

Note 11 – Fair Value Measurement
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at September 30, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$26.1	$—	$—	$26.1
Foreign currency contracts	—	3.7	—	3.7
Total asset recurring fair value measurements	$26.1	$3.7	$—	$29.8
Liabilities:
Foreign currency contracts	$—	$1.8	$—	$1.8
Interest rate swap	—	3.2	—	3.2
Deferred compensation plans	—	14.8	—	14.8
Total liability recurring fair value measurements	$—	$19.8	$—	$19.8
Financial instruments not carried at fair value
Total debt	—	1,646.6	—	1,646.6
Total financial instruments not carried at fair value	$—	$1,646.6	$—	$1,646.6
Assets and liabilities measured at fair value at December 31, 2014 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.9	$—	$—	$17.9
Foreign currency contracts	—	4.3	—	4.3
Total asset recurring fair value measurements	$17.9	$4.3	$—	$22.2
Liabilities:
Foreign currency contracts	$—	$13.9	$—	$13.9
Interest rate swap	—	0.9	—	0.9
Deferred compensation plans	—	14.9	—	14.9
Total liability recurring fair value measurements	$—	$29.7	$—	$29.7
Financial instruments not carried at fair value
Total debt	—	1,279.4	—	1,279.4
Total financial instruments not carried at fair value	$—	$1,279.4	$—	$1,279.4
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

•
Deferred compensation plans - These include obligations related to deferred compensation adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

•
Debt – These securities are recorded at cost and include senior notes maturing through 2023. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2015 are the same as those used at December 31, 2014. There have been no significant transfers between Level 1 and Level 2 categories.

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2014	95.8
Shares issued under incentive plans, net	0.6
Repurchase of ordinary shares	(0.5)
September 30, 2015	95.9
During the nine months ended September 30, 2015, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the nine months ended September 30, 2015 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings	82.0	0.3	82.3
Currency translation	(38.0)	(1.2)	(39.2)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	7.3	—	7.3
Pension and OPEB adjustments, net of tax	4.3	—	4.3
Total comprehensive income	55.6	(0.9)	54.7
Share-based compensation	10.3	—	10.3
Acquisition/divestiture of noncontrolling interests	—	1.7	1.7
Dividends to noncontrolling interests	—	(10.6)	(10.6)
Dividends to ordinary shareholders	(28.7)	—	(28.7)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	12.1	—	12.1
Balance at September 30, 2015	$14.5	$13.5	$28.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2014 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2013	$(66.1)	$31.1	$(35.0)
Net earnings	139.8	10.6	150.4
Currency translation	(41.6)	(0.5)	(42.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	0.7	—	0.7
Pension and OPEB adjustments, net of tax	8.0	—	8.0
Total comprehensive income	106.9	10.1	117.0
Share-based compensation	9.7	—	9.7
Dividends to noncontrolling interests	—	(4.5)	(4.5)
Dividends to ordinary shareholders	(23.0)	—	(23.0)
Shares issued under incentive plans, net	16.4	—	16.4
Repurchase of ordinary shares	(50.3)	—	(50.3)
Other	(3.3)	—	(3.3)
Balance at September 30, 2014	$(9.7)	$36.7	$27.0
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive income (loss) before reclassifications	14.2	1.2	(38.0)	(22.6)
Amounts reclassified from accumulated other comprehensive income	(6.9)	3.9	—	(3.0)
Tax expense	—	(0.8)	—	(0.8)
September 30, 2015	$23.0	$(111.8)	$(85.8)	$(174.6)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive loss before reclassifications	3.2	5.1	(41.6)	(33.3)
Amounts reclassified from accumulated other comprehensive income	(2.5)	2.9	—	0.4
Tax benefit	(0.2)	—	—	(0.2)
September 30, 2014	$17.2	$(123.3)	$(23.7)	$(129.8)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains losses on cash flow hedges:
Foreign exchange contracts	$(0.8)	$(5.5)	Cost of goods sold
	(0.8)	(5.5)	Earnings before income taxes
	0.4	—	Provision for income taxes
	$(0.4)	$(5.5)	Earnings from continuing operations

Unrealized gains and losses on marketable securities:
Realized gain on sale of securities	$(1.4)	$(1.4)	Other (income) loss, net
	(1.4)	(1.4)	Earnings before income taxes
	—	—	Provision for income taxes
	$(1.4)	$(1.4)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.7)	(a)
Actuarial losses	1.6	4.6	(a)
	1.3	3.9	Earnings before income taxes
	(0.4)	(0.8)	Provision for income taxes
	$0.9	$3.1	Earnings from continuing operations

Total reclassifications for the period	$(0.9)	$(3.8)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(1.9)	$(2.5)	Cost of goods sold
	(1.9)	(2.5)	Earnings before income taxes
	(0.3)	(0.2)	Provision for income taxes
	$(2.2)	$(2.7)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.7)	(a)
Actuarial (gains) losses	1.2	3.6	(a)
	0.9	2.9	Earnings before income taxes
	—	—	Provision for income taxes
	0.9	2.9	Earnings from continuing operations

Total reclassifications for the period	$(1.3)	$0.2	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Stock options	$0.9	$0.8	$2.8	$2.7
RSUs	1.5	1.3	4.4	4.5
PSUs	1.0	1.1	3.1	2.5
Deferred compensation	(0.6)	—	(0.1)	0.5
Pre-tax expense	2.8	3.2	10.2	10.2
Tax benefit	(0.9)	(1.1)	(3.4)	(3.6)
After-tax expense	$1.9	$2.1	$6.8	$6.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	220,679	$17.88	188,817	$19.54
RSUs	105,976	$58.71	101,653	$54.29

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2015, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

Note 14 – Restructuring Activities

The changes in the restructuring reserve during the nine months ended September 30, 2015 were as follows:

In millions	EMEIA	Total
December 31, 2014	$1.9	$1.9
Additions, net of reversals	4.4	4.4
Cash and non-cash uses	(2.1)	(2.1)
Currency translation	(0.2)	(0.2)
September 30, 2015	$4.0	$4.0

The majority of the costs accrued as of September 30, 2015 will be paid within one year.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
EMEIA	$0.6	$—	$4.4	$—
Total	$0.6	$—	$4.4	$—

Cost of goods sold	$0.1	$—	$3.6	$—
Selling and administrative expenses	0.5	—	0.8	—
Total	$0.6	$—	$4.4	$—

The above expenses primarily relate to severance charges.

In October 2015, the Company reached an agreement to provide severance benefits to certain employees in Italy. As a result of the agreement, the Company will record additional severance charges of approximately $8.4 million. This charge will result in cash expenditures, primarily in 2016.

The Company incurred other non-qualified restructuring charges of $0.6 million during the three and nine months ended September 30, 2015 in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

2014 EMEIA Restructuring Plan

In the second quarter of 2014, management committed to a plan to restructure the EMEIA segment to improve efficiencies and regional cost structure. Expenses incurred for this plan for the three and nine months ended September 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
EMEIA	$—	$0.2	$—	$4.6
Total	$—	$0.2	$—	$4.6

Cost of goods sold	$—	$0.1	$—	$1.1
Selling and administrative expenses	—	0.1	—	3.5
Total	$—	$0.2	$—	$4.6

In addition, the Company incurred other non-qualified restructuring charges of $0.4 million during the nine months ended September 30, 2014 in conjunction with the plan, which represents costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Other Restructuring Plans
Other restructuring charges of $0.8 million were recorded during the nine months ended September 30, 2014 as part of other restructuring plans. These charges primarily relate to workforce reductions in an effort to increase efficiencies across multiple lines of business.

Note 15 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Interest income	$(0.3)	$(0.1)	$(1.1)	$(0.4)
Exchange (gain) loss	(0.2)	(1.7)	3.7	(2.3)
Other	(2.7)	(0.2)	(2.3)	(0.4)
Other (income) expense, net	$(3.2)	$(2.0)	$0.3	$(3.1)

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the nine months ended September 30, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange (gain) loss in the table above. These losses were offset by other investment income received during the three months ended September 30, 2015 included within Other in the table above.

Note 16 – Income Taxes

The effective income tax rates for the three months ended September 30, 2015 and 2014 were (285.3)% and 28.6%. The effective income tax rate for the three months ended September 30, 2015 was negatively impacted by $106.7 million ($110.5 million after-tax) of charges related to the divestiture for the Company’s business in Venezuela and the anticipated divestiture of the Company’s systems integration business in China. Excluding these charges the effective tax rate for the three months ended September 30, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions and the favorable resolution of uncertain tax positions in 2015.

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 38.1% and 29.3%. The effective income tax rate for the nine months ended September 30, 2015 was negatively impacted by $113.6 million ($117.0 million after-tax) of charges related to the devaluation of the Venezuelan bolivar, the divestiture of the Company’s business in Venezuela and the anticipated divestiture of the Company’s systems integration business in China. Excluding these charges the effective tax rate for the nine months ended September 30, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions and the favorable resolution of uncertain tax positions in 2015.

Note 17 – Discontinued Operations

Discontinued operations recognized losses of $0.2 million and $2.0 million for the three months ended September 30, 2015 and 2014 and losses of $0.4 million and $10.8 million for the nine months ended September 30, 2015 and 2014. These losses were mainly related to the sale of the UK Door Business in the third quarter of 2014 and non-cancelable lease expense and other miscellaneous expenses from previously sold businesses

Note 18 – Earnings Per Share (EPS)

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Weighted-average number of basic shares	95.9	95.9	95.8	96.2
Shares issuable under incentive stock plans	—	1.0	1.1	1.1
Weighted-average number of diluted shares	95.9	96.9	96.9	97.3

At September 30, 2015, 0.4 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive. Additionally, for the three months ended September 30, 2015, 1.0 million shares were excluded from the calculation above due to the Company's net loss from continuing operations.

Note 19 – Business Segment Information

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Net revenues
Americas	$418.9	$423.1	$1,175.3	$1,169.2
EMEIA	91.5	89.5	257.1	289.9
Asia Pacific	34.1	34.1	90.3	85.7
Total	$544.5	$546.7	$1,522.7	$1,544.8
Segment operating income (loss)
Americas	$121.7	$123.3	$317.8	$320.6
EMEIA	5.0	0.4	8.1	(4.3)
Asia Pacific	0.3	(0.5)	(3.7)	(7.0)
Total	127.0	123.2	322.2	309.3
Reconciliation to Operating income
Unallocated corporate expense	(16.6)	(17.1)	(45.1)	(46.1)
Operating income	$110.4	$106.1	$277.1	$263.2
Reconciliation to earnings (loss) before income taxes
Interest expense	13.7	12.7	36.6	38.3
Loss on divestitures	106.7	—	106.7	—
Other (income) expense, net	(3.2)	(2.0)	0.3	(3.1)
Earnings (loss) before income taxes	$(6.8)	$95.4	$133.5	$228.0

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended September 30, 2015 and 2014, the Company incurred $0.9 million and $0.6 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the nine months ended September 30, 2015 and 2014, the Company incurred $3.2 million and $1.8 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of September 30, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $15.1 million and $8.8 million. The increase in the reserve is primarily due to estimated environmental liabilities assumed in the acquisition of AXA. Of the total reserve, $2.8 million and $2.4 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2015 and December 31, 2014 was $3.7 million and $2.2 million, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$9.8	$9.4
Reductions for payments	(3.7)	(3.8)
Accruals for warranties issued during the current period	4.4	5.0
Changes to accruals related to preexisting warranties	0.7	(0.7)
Translation	(0.2)	(0.1)
Balance at end of period	$11.0	$9.8

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 21 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2023 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are all guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$402.5	$194.1	$(52.1)	$544.5
Cost of goods sold	—	—	225.6	131.0	(52.1)	304.5
Selling and administrative expenses	1.1	—	79.3	49.2	—	129.6
Operating income (loss)	(1.1)	—	97.6	13.9	—	110.4
Equity earnings (loss) in affiliates, net of tax	(18.2)	30.1	1.4	109.4	(122.7)	—
Interest expense	8.0	5.4	—	0.3	—	13.7
Intercompany interest and fees	—	23.5	(80.1)	56.6	—	—
Loss on divestitures	—	—	—	106.7	—	106.7
Other (income) expense, net	—	0.2	0.1	(3.5)	—	(3.2)
Earnings (loss) before income taxes	(27.3)	1.0	179.0	(36.8)	(122.7)	(6.8)
Provision (benefit) for income taxes	—	(11.3)	68.3	(37.6)	—	19.4
Earnings (loss) from continuing operations	(27.3)	12.3	110.7	0.8	(122.7)	(26.2)
Discontinued operations, net of tax	—	—	—	(0.2)	—	(0.2)
Net earnings (loss)	(27.3)	12.3	110.7	0.6	(122.7)	(26.4)
Less: Net loss attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net earnings (loss) attributable to Allegion plc	$(27.3)	$12.3	$110.7	$(0.3)	$(122.7)	$(27.3)

Total comprehensive income (loss)	$(28.8)	$11.2	$111.4	$(0.5)	$(122.4)	$(29.1)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Total comprehensive income (loss) attributable to Allegion plc	$(28.8)	$11.2	$111.4	$(0.2)	$(122.4)	$(28.8)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,131.8	$538.0	$(147.1)	$1,522.7
Cost of goods sold	—	—	643.2	377.7	(147.1)	873.8
Selling and administrative expenses	3.2	(0.1)	230.5	138.2	—	371.8
Operating income (loss)	(3.2)	0.1	258.1	22.1	—	277.1
Equity earnings (loss) in affiliates, net of tax	105.7	67.2	2.8	219.1	(394.8)	—
Interest expense	20.4	15.8	—	0.4	—	36.6
Intercompany interest and fees	0.2	69.7	(98.8)	28.9	—	—
Loss on divestitures	—	—	—	106.7	—	106.7
Other (income) expense, net	(0.1)	—	0.5	(0.1)	—	0.3
Earnings (loss) before income taxes	82.0	(18.2)	359.2	105.3	(394.8)	133.5
Provision (benefit) for income taxes	—	(33.0)	137.3	(53.5)	—	50.8
Earnings (loss) from continuing operations	82.0	14.8	221.9	158.8	(394.8)	82.7
Discontinued operations, net of tax	—	—	(0.1)	(0.3)	—	(0.4)
Net earnings (loss)	82.0	14.8	221.8	158.5	(394.8)	82.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$82.0	$14.8	$221.8	$158.2	$(394.8)	$82.0

Total comprehensive income (loss)	$55.6	$12.5	$223.0	$133.1	$(369.5)	$54.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$55.6	$12.5	$223.0	$134.0	$(369.5)	$55.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$375.5	$222.6	$(51.4)	$546.7
Cost of goods sold	—	—	212.4	149.1	(51.4)	310.1
Selling and administrative expenses	1.4	—	77.1	52.0	—	130.5
Operating income (loss)	(1.4)	—	86.0	21.5	—	106.1
Equity earnings (loss) in affiliates, net of tax	62.5	80.9	2.3	101.4	(247.1)	—
Interest expense	—	12.7	—	—	—	12.7
Intercompany interest and fees	—	12.7	(75.4)	62.7	—	—
Other (income) expense, net	—	—	(0.2)	(1.8)	—	(2.0)
Earnings (loss) before income taxes	61.1	55.5	163.9	62.0	(247.1)	95.4
Provision (benefit) for income taxes	0.3	9.5	60.2	(42.7)	—	27.3
Earnings (loss) from continuing operations	60.8	46.0	103.7	104.7	(247.1)	68.1
Discontinued operations, net of tax	—	—	—	(2.0)	—	(2.0)
Net earnings (loss)	60.8	46.0	103.7	102.7	(247.1)	66.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	5.3	—	5.3
Net earnings (loss) attributable to Allegion plc	$60.8	$46.0	$103.7	$97.4	$(247.1)	$60.8

Total comprehensive income (loss)	$35.3	$46.0	$103.7	$103.0	$(247.1)	$40.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	5.6	—	5.6
Total comprehensive income (loss) attributable to Allegion plc	$35.3	$46.0	$103.7	$97.4	$(247.1)	$35.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,054.2	$637.9	$(147.3)	$1,544.8
Cost of goods sold	—	—	600.6	436.7	(147.3)	890.0
Selling and administrative expenses	3.4	—	220.9	167.3	—	391.6
Operating income (loss)	(3.4)	—	232.7	33.9	—	263.2
Equity earnings (loss) in affiliates, net of tax	143.2	156.6	4.6	288.0	(592.4)	—
Interest expense	—	37.4	—	0.9	—	38.3
Intercompany interest and fees	—	37.6	(226.6)	189.0	—	—
Other (income) expense, net	—	—	(0.1)	(3.0)	—	(3.1)
Earnings (loss) before income taxes	139.8	81.6	464.0	135.0	(592.4)	228.0
Provision (benefit) for income taxes	—	(28.1)	171.3	(76.4)	—	66.8
Earnings (loss) from continuing operations	139.8	109.7	292.7	211.4	(592.4)	161.2
Discontinued operations, net of tax	—	—	—	(10.8)	—	(10.8)
Net earnings (loss)	139.8	109.7	292.7	200.6	(592.4)	150.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	10.6	—	10.6
Net earnings (loss) attributable to Allegion plc	$139.8	$109.7	$292.7	$190.0	$(592.4)	$139.8

Total comprehensive income (loss)	$106.9	$109.8	$292.6	$200.2	$(592.5)	$117.0
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	10.1	—	10.1
Total comprehensive income (loss) attributable to Allegion plc	$106.9	$109.8	$292.6	$190.1	$(592.5)	$106.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$10.6	$8.8	$61.5	$94.3	$—	$175.2
Accounts and notes receivable, net	—	—	146.1	127.0	—	273.1
Inventories	—	—	110.3	106.0	—	216.3
Other current assets	0.7	33.0	30.5	(7.4)	—	56.8
Assets held for sale	—	—	—	154.3	—	154.3
Accounts and notes receivable affiliates	348.0	341.2	599.4	471.7	(1,760.3)	—
Total current assets	359.3	383.0	947.8	945.9	(1,760.3)	875.7
Investment in affiliates	954.7	2,985.7	192.1	4,432.9	(8,565.4)	—
Property, plant and equipment, net	—	—	149.6	78.3	—	227.9
Intangible assets, net	—	—	181.7	902.0	—	1,083.7
Notes receivable affiliates	—	1,191.9	3,734.4	1,726.3	(6,652.6)	—
Other noncurrent assets	23.2	9.8	71.2	117.5	—	221.7
Total assets	$1,337.2	$4,570.4	$5,276.8	$8,202.9	$(16,978.3)	$2,409.0
Current liabilities:
Accounts payable and accruals	$4.2	$8.6	$308.3	$55.4	$—	$376.5
Short-term borrowings and current maturities of long-term debt	46.9	—	0.1	12.0	—	59.0
Liabilities held for sale	—	—	—	81.7	—	81.7
Accounts and note payable affiliates	0.1	139.2	714.1	906.9	(1,760.3)	—
Total current liabilities	51.2	147.8	1,022.5	1,056.0	(1,760.3)	517.2
Long-term debt	1,271.5	300.0	—	4.4	—	1,575.9
Note payable affiliate	—	2,745.2	—	3,907.4	(6,652.6)	—
Other noncurrent liabilities	—	9.8	214.4	63.7	—	287.9
Total liabilities	1,322.7	3,202.8	1,236.9	5,031.5	(8,412.9)	2,381.0
Equity:
Total shareholders equity (deficit)	14.5	1,367.6	4,039.9	3,157.9	(8,565.4)	14.5
Noncontrolling interests	—	—	—	13.5	—	13.5
Total equity (deficit)	14.5	1,367.6	4,039.9	3,171.4	(8,565.4)	28.0
Total liabilities and equity	$1,337.2	$4,570.4	$5,276.8	$8,202.9	$(16,978.3)	$2,409.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$27.1	$0.5	$126.3	$136.6	$—	$290.5
Accounts and notes receivable, net	—	—	115.7	114.7	—	230.4
Inventories	—	—	101.1	68.2	—	169.3
Other current assets	0.4	46.6	15.6	(7.0)	—	55.6
Assets held for sale	—	—	—	255.9	—	255.9
Accounts receivable affiliates	0.1	15.2	256.4	259.4	(531.1)	—
Total current assets	27.6	62.3	615.1	827.8	(531.1)	1,001.7
Investment in affiliates	917.4	2,336.7	90.6	4,774.7	(8,119.4)	—
Property, plant and equipment, net	—	—	147.3	59.9	—	207.2
Intangible assets, net	—	—	161.1	448.7	—	609.8
Notes receivable affiliates	—	1,191.9	3,731.2	1,762.9	(6,686.0)	—
Other noncurrent assets	16.3	10.6	62.3	108.0	—	197.2
Total assets	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9
Current liabilities:
Accounts payable and accruals	$2.8	$51.3	$380.8	$(55.5)	$—	$379.4
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	0.7	—	49.6
Liabilities held for sale	—	—	—	103.5	—	103.5
Accounts and note payable affiliates	0.4	101.1	245.0	184.6	(531.1)	—
Total current liabilities	52.0	152.4	625.9	233.3	(531.1)	532.5
Long-term debt	914.1	300.0	0.1	0.8	—	1,215.0
Note payable affiliate	—	2,778.4	—	3,907.6	(6,686.0)	—
Other noncurrent liabilities	—	5.8	206.2	37.9	—	249.9
Total liabilities	966.1	3,236.6	832.2	4,179.6	(7,217.1)	1,997.4
Equity:
Total shareholders equity (deficit)	(4.8)	364.9	3,975.4	3,779.1	(8,119.4)	(4.8)
Noncontrolling interests	—	—	—	23.3	—	23.3
Total equity (deficit)	(4.8)	364.9	3,975.4	3,802.4	(8,119.4)	18.5
Total liabilities and equity	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$31.8	$37.9	$282.8	$207.0	$(433.5)	$126.0
Net cash provided by (used in) discontinued operating activities	—	—	(0.1)	(0.4)	—	(0.5)
Net cash provided by (used in) operating activities	31.8	37.9	282.7	206.6	(433.5)	125.5
Cash flows from investing activities:
Capital expenditures	—	—	(22.1)	(5.2)	—	(27.3)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(480.1)	—	(511.4)
Other investing activities, net	—	—	3.9	0.4	—	4.3
Net cash provided by (used in) investing activities	—	—	(49.5)	(484.9)	—	(534.4)
Cash flows from financing activities:
Debt repayments, net	355.6	—	—	11.8	—	367.4
Net inter-company proceeds (payments)	(348.0)	(29.6)	(55.9)	433.5	—	—
Dividends paid	—	—	(242.1)	(191.4)	433.5	—
Dividends paid to shareholders	(28.7)	—	—	—	—	(28.7)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	2.8	—	—	(10.6)	—	(7.8)
Net cash provided by (used in) financing activities	(48.3)	(29.6)	(298.0)	243.3	433.5	300.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.3)	—	(7.3)
Net increase (decrease) in cash and cash equivalents	(16.5)	8.3	(64.8)	(42.3)	—	(115.3)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$10.6	$8.8	$61.5	$94.3	$—	$175.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$56.5	$(13.2)	$84.3	$132.5	$(85.3)	$174.8
Net cash provided by (used in) discontinued operating activities	—	—	—	(2.8)	—	(2.8)
Net cash provided by (used in) operating activities	56.5	(13.2)	84.3	129.7	(85.3)	172.0
Cash flows from investing activities:
Capital expenditures	—	—	(35.1)	(4.7)	—	(39.8)
Acquisition of businesses, net of cash acquired	—	—	—	(23.0)	—	(23.0)
Other investing activities, net	(0.1)	—	0.6	41.4	—	41.9
Net cash provided by (used in) investing activities	(0.1)	—	(34.5)	13.7	—	(20.9)
Cash flows from financing activities:
Debt repayments, net	—	(22.5)	—	(40.6)	—	(63.1)
Net inter-company proceeds (payments)	—	35.7	14.4	(50.1)	—	—
Dividends paid	—	—	(23.7)	(61.6)	85.3	—
Dividends paid to shareholders	(22.6)	—	—	—	—	(22.6)
Repurchase of ordinary shares	(50.3)	—	—	—	—	(50.3)
Other, net	16.5	—	—	(1.1)	—	15.4
Net cash provided by (used in) financing activities	(56.4)	13.2	(9.3)	(153.4)	85.3	(120.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.5)	—	(6.5)
Net increase (decrease) in cash and cash equivalents	—	—	40.5	(16.5)	—	24.0
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$1.4	$—	$119.3	$130.7	$—	$251.4

Note 22 – Subsequent Events

In October 2015, the Company reached an agreement to provide severance benefits to certain employees in Italy as part of our previously announced 2015 Italy Restructuring Plan. As a result of the agreement, the Company will record additional severance charges of approximately $8.4 million. These charges will result in cash expenditures, primarily in 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following section is qualified in its entirety by the more detailed information, including our condensed and consolidated financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Recent Developments

Acquisitions

Through the nine months ended September 30, 2015, we completed six acquisitions or investments:

Business	Month acquired	Primary business segment	Description of business
iDevices	February	Americas	A brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.
Zero	April	Americas
Manufactures door and window products for commercial spaces and products include sealing systems, such as sound control, fire and smoke protection, threshold applications, lites, door louvers, intumescent products, photo-luminescent and flood barrier for doors.

Brio	May	Asia-Pacific	Designs and manufactures sliding and folding door hardware for commercial and residential spaces.
Milre	July	Asia-Pacific	Produces high-quality and innovative electronic door locks.
SimonsVoss	September	EMEIA	Designs and manufactures electronic locks,
AXA	September	EMEIA	Manufactures and sells a branded portfolio of portable locks and lights as well as a wide variety of window and door hardware.

Total consideration paid for these acquisitions was $511.4 million (net of cash acquired), paid through cash on hand and borrowings under our Revolver.

For the three and nine months ended September 30, 2015, we incurred $5.1 million and $7.1 million of costs related to these acquisitions.

Divestitures

In the third quarter of 2015 we sold our majority ownership in our Venezuelan operation to Venezuelan investors. As a result of the sale, we recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments that were deferred in equity and were reclassified to a loss in our Condensed and Consolidated Statement of Comprehensive Income. In the first quarter of 2015 we recorded charges totaling $7.0 million (before tax and non-controlling interest) related to the adoption of a new exchange rate in Venezuela. As a result of the divestiture, we no longer have significant foreign currency exposures in Venezuela. The assets and liabilities of the Venezuela operation were reclassified to assets and liabilities held for sale within the Condensed and Consolidated Balance Sheets for all periods presented.

In the third quarter of 2015 we entered into an agreement to sell a majority stake of our security system integration business in China ("Bocom"). Under the terms of the transaction, we may receive up to $75 million based on the future performance of Bocom and we will retain 15% of the shares of Bocom. We currently estimate the fair value of the consideration to be $70.4 million. The transaction is expected to close in the fourth quarter of this year, subject to regulatory approvals and other customary closing conditions.

We recorded a pre-tax charge of $80.6 million ($84.4 million after-tax) in the third quarter of 2015 to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction. Bocom's assets and liabilities were reclassified to assets and liabilities held for sale within the Condensed and Consolidated Balance Sheets for all periods presented.

Restructuring charges

In the second quarter of 2015, management committed to a restructuring plan in Italy to improve competitive position, ensure long-term viability and enhance customer experience. In conjunction with this plan, we incurred severance and other charges of $0.6 million and $4.4 million for the three and nine months ended September 30, 2015.

In October 2015, we reached an agreement to provide severance benefits to certain employees in Italy as part of the restructuring plan. As a result of the agreement, we will record additional severance charges of approximately $8.4 million. These charges will result in cash expenditures, primarily in 2016.

2015 Dividends

Through September 30, 2015, we paid quarterly dividends totaling $0.30 per ordinary share to shareholders.

Financing activities

In September 2015, we issued the $300.0 million 2023 Senior Notes. We used the net proceeds of the offering to repay a portion of the borrowings under our Revolver that were used to fund the acquisitions of SimonsVoss and AXA. The 2023 Senior Notes accrue interest at the rate of 5.875% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The 2023 Senior Notes mature on September 15, 2023.

In September 2015, we completed the Second Amendment and Restatement Agreement to our Credit Agreement. The Second Amendment and Restatement, among other things, reduced the applicable margin for LIBOR rate borrowings to range from 1.375% to 1.875% (from 1.50% to 2.00%) and the applicable margin for base rate borrowings to range from 0.375% to 0.875% (from 0.50% to 1.00%) and extended the maturity date of the Revolver and the Term Loan Facility from October 15, 2019 to October 15, 2020.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$544.5		$546.7
Cost of goods sold	304.5	55.9%	310.1	56.7%
Selling and administrative expenses	129.6	23.8%	130.5	23.9%
Operating income	110.4	20.3%	106.1	19.4%
Interest expense	13.7		12.7
Loss on divestitures	106.7		—
Other (income) expense, net	(3.2)		(2.0)
Earnings (loss) before income taxes	(6.8)		95.4
Provision for income taxes	19.4		27.3
Earnings (loss) from continuing operations	(26.2)		68.1
Discontinued operations, net of tax	(0.2)		(2.0)
Net earnings (loss)	(26.4)		66.1
Less: Net earnings attributable to noncontrolling interests	0.9		5.3
Net earnings (loss) attributable to Allegion plc	$(27.3)		$60.8
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$(0.28)		$0.65
Discontinued operations	—		(0.02)
Net earnings (loss)	$(0.28)		$0.63
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2015 decreased by 0.4%, or $2.2 million, compared with the same period in 2014, which resulted from the following:

Pricing	1.2%
Volume/product mix	3.9%
Acquisitions/divestitures	2.0%
Currency exchange rates	(7.5)%
Total	(0.4)%
The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia-Pacific as well as the devaluation of the Venezuelan bolivar. These decreases were partially offset by higher volumes, the acquisitions discussed above and improved pricing.
Operating Income/Margin
Operating income for the three months ended September 30, 2015 increased $4.3 million compared to the same period in 2014 primarily due to pricing improvements and productivity in excess of inflation ($14.3 million) and favorable volume/product mix ($8.9 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($12.7 million), increased investment spending ($4.7 million) primarily for new product development and channel development and costs incurred related to acquisitions in the current year offset by lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year ($1.5 million).
Operating margin for the three months ended September 30, 2015 increased to 20.3% from 19.4% for the same period in 2014 primarily due to pricing improvements and productivity in excess of inflation (2.6%) and favorable volume/product mix (0.4%).

These increases were partially offset by unfavorable foreign currency exchange rate movements (0.9%), increased investment spending (0.9%) and costs incurred related to acquisitions in the current year offset by lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year (0.3%).
Interest Expense
Interest expense for the three months ended September 30, 2015 increased $1.0 million compared with the same period of 2014 primarily due to a non-cash charge of approximately $0.6 million to write-off a portion of unamortized debt issue costs.
Loss on divestitures
During the three months ended September 30, 2015 we recorded a non-cash charge of $26.1 million related to the sale of our majority ownership in our Venezuelan operation to Venezuelan investors, which primarily represents cumulative currency translation adjustments that were deferred in equity and were reclassified to a loss in our Condensed and Consolidated Statement of Comprehensive Income. Additionally, we recorded a pre-tax charge of $80.6 million ($84.4 million after-tax) to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended September 30, 2015 and 2014 were as follows:

In millions	2015	2014
Interest income	$(0.3)	$(0.1)
Exchange gain	(0.2)	(1.7)
Other	(2.7)	(0.2)
Other (income) expense, net	$(3.2)	$(2.0)

Other (income) expense, net for the three months ended September 30, 2015 increased $1.2 million compared to the same period in 2014 primarily due to other investment income received during the quarter.

Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2015 and 2014 were (285.3)% and 28.6%. The effective income tax rate for the three months ended September 30, 2015 was negatively impacted by $106.7 million ($110.5 million after-tax) of charges related to the divestiture for our business in Venezuela and the anticipated divestiture of our systems integration business in China. Excluding these charges the effective tax rate for the three months ended September 30, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions and the favorable resolution of uncertain tax positions in 2015.

Discontinued Operations

Other discontinued operations recognized losses of $0.2 million and $2.0 million for the three months ended September 30, 2015 and 2014. These were mainly related to the sale of the UK Door Business in the third quarter of 2014 and non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$1,522.7		$1,544.8
Cost of goods sold	873.8	57.4%	890.0	57.6%
Selling and administrative expenses	371.8	24.4%	391.6	25.3%
Operating income	277.1	18.2%	263.2	17.0%
Interest expense	36.6		38.3
Loss on divestitures	106.7		—
Other (income) expense, net	0.3		(3.1)
Earnings before income taxes	133.5		228.0
Provision for income taxes	50.8		66.8
Earnings from continuing operations	82.7		161.2
Discontinued operations, net of tax	(0.4)		(10.8)
Net earnings	82.3		150.4
Less: Net earnings attributable to noncontrolling interests	0.3		10.6
Net earnings attributable to Allegion plc	$82.0		$139.8
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.85		$1.55
Discontinued operations	—		(0.11)
Net earnings	$0.85		$1.44
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2015 decreased by 1.4%, or $22.1 million, compared with the same period in 2014, which resulted from the following:

Pricing	0.8%
Volume/product mix	4.8%
Acquisitions/divestitures	1.1%
Currency exchange rates	(8.1)%
Total	(1.4)%
The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia-Pacific as well as the devaluation of the Venezuelan bolivar in the fourth quarter of 2014 and first quarter of 2015. These decreases were partially offset by higher volumes and improved pricing primarily in our Americas segment and the acquisitions discussed above.
Operating Income/Margin
Operating income for the nine months ended September 30, 2015 increased $13.9 million compared to the same period in 2014 primarily due to favorable volume/product mix ($29.8 million), pricing improvements and productivity in excess of inflation ($21.2 million) and lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year offset by costs incurred related to acquisitions in the current year ($14.3 million). These increases were also partially offset by unfavorable foreign currency exchange rate movements ($27.2 million), increased investment spending ($20.0 million) primarily for new product development and channel development and a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above.

Operating margin for the nine months ended September 30, 2015 increased to 18.2% from 17.0% for the same period in 2014 primarily due to pricing improvements and productivity in excess of inflation (1.4%), favorable volume/product mix (0.9%) and lower spin-related and restructuring costs compared to the prior year offset by costs incurred related to acquisitions in the current year (0.9%). These increases were also partially offset by increased investment spending (1.3%), unfavorable foreign currency exchange rate movements (0.4%) and the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above (0.3%).
Interest Expense
Interest expense for the nine months ended September 30, 2015 decreased $1.7 million compared with the same period of 2014 as a result of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014.
Loss on divestitures
During the nine months ended September 30, 2015 we recorded a non-cash charge of $26.1 million related to the sale of our majority ownership in our Venezuelan operation to Venezuelan investors, which primarily represents cumulative currency translation adjustments that were deferred in equity and were reclassified to a loss in our Condensed and Consolidated Statement of Comprehensive Income. Additionally, we recorded a pre-tax charge of $80.6 million ($84.4 million after-tax) to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction.
Other (Income) Expense, Net
The components of Other (income) expense, net for the nine months ended September 30, 2015 and 2014 were as follows:

In millions	2015	2014
Interest income	$(1.1)	$(0.4)
Exchange (gain) loss	3.7	(2.3)
Other	(2.3)	(0.4)
Other (income) expense, net	$0.3	$(3.1)

Other (income) expense, net for the nine months ended September 30, 2015 decreased $3.4 million compared to the same period in 2014. As discussed above, in the first quarter of 2015 we recorded a $2.8 million loss related to the write down of our Venezuelan bolivar-denominated net monetary assets to reflect the SIMADI rate. This loss is within Exchange (gain) loss in the table above. The remaining decrease in Other (income) expense, net was primarily due to unfavorable currency impacts.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 38.1% and 29.3%. The effective income tax rate for the nine months ended September 30, 2015 was negatively impacted by $113.6 million ($117.0 million after-tax) of charges related to the devaluation of the Venezuelan bolivar, the divestiture of the Company’s business in Venezuela and the anticipated divestiture of the Company’s systems integration business in China. Excluding these charges the effective tax rate for the nine months ended September 30, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions and the favorable resolution of uncertain tax positions in 2015.

Discontinued Operations

Discontinued operations recognized losses of $0.4 million and $10.8 million for the nine months ended September 30, 2015 and 2014. These were mainly related to the sale of the UK Door Business in the third quarter of 2014 and non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$418.9	$423.1	(1.0)%	$1,175.3	$1,169.2	0.5%
Segment operating income	121.7	123.3	(1.3)%	317.8	320.6	(0.9)%
Segment operating margin	29.1%	29.1%		27.0%	27.4%

Net revenues for the three months ended September 30, 2015 decreased by 1.0%, or $4.2 million, compared with the same period in 2014, primarily due to unfavorable foreign currency exchange rate movements primarily related to the devaluation of the Venezuelan bolivar as well as a weaker Canadian dollar (6.0%) and the divestiture of our Venezuelan operation offset by revenue from the acquisitions described above (2.0%). These decreases were partially offset by higher volumes (5.9%) and improved pricing (1.1%).

Segment operating income decreased $1.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to unfavorable foreign currency exchange rate movements ($10.8 million), increased investment spending ($3.1 million) primarily on new product development and channel development and costs incurred related to acquisitions in the current year ($0.4 million). These decreases were partially offset by pricing improvements and productivity in excess of inflation ($6.4 million) and favorable volume/product mix ($6.3 million).

Segment operating margin was flat for the three months ended September 30, 2015 compared to the same period of 2014. Unfavorable foreign currency exchange rate movements (0.9%), increased investment spending (0.7%) primarily on new product development and channel development and costs incurred related to acquisitions in the current year (0.1%) were offset by pricing improvements and productivity in excess of inflation (1.4%) and favorable volume/product mix (0.3%).

Net revenues for the nine months ended September 30, 2015 increased by 0.5%, or $6.1 million, compared with the same period in 2014, primarily due to higher volumes (6.5%) and improved pricing (0.7%) partially offset by unfavorable foreign currency exchange rate movements primarily related to the devaluation of the Venezuelan bolivar as well as a weaker Canadian dollar (6.2%) and the divestiture of our Venezuelan operation offset by revenue from the acquisitions described above (0.5%).

Segment operating income decreased $2.8 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to unfavorable foreign currency exchange rate movements ($21.3 million), increased investment spending ($11.1 million) primarily on new product development and channel development, a $4.2 million non-cash inventory impairment related to the devaluation of the bolivar discussed above and costs incurred related to acquisitions in the current year ($0.1 million). These decreases were partially offset by favorable volume/product mix ($26.8 million) and pricing improvements and productivity in excess of inflation ($7.1 million).

Segment operating margin decreased to 27.0% for the nine months ended September 30, 2015, compared to 27.4% for the same period of 2014. The decrease was primarily due to increased investment spending (1.0%) primarily on new product development and channel development, the non-cash inventory impairment related to the devaluation of the Venezuelan bolivar discussed above

(0.4%) and unfavorable foreign currency exchange rate movements (0.1%). These decreases were partially offset by favorable volume/product mix (0.6%) and pricing improvements and productivity in excess of inflation (0.5%).

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

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$91.5	$89.5	2.2%	$257.1	$289.9	(11.3)%
Segment operating income (loss)	5.0	0.4	1,150.0%	8.1	(4.3)	288.4%
Segment operating margin	5.5%	0.4%		3.2%	(1.5)%

Net revenues for the three months ended September 30, 2015 increased by 2.2%, or $2.0 million, compared to the same period of 2014, primarily due to revenue from the acquisitions discussed above (14.9%), improved pricing (1.7%) and higher volumes (0.5%). These increases were partially offset by unfavorable foreign currency exchange rate movements (14.9%).

Segment operating income increased $4.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to pricing improvements and productivity resulting from 2014 restructuring actions in excess of inflation ($4.5 million) and favorable volume/product mix and the impact of acquisitions ($1.8 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($1.2 million) and increased investment spending ($0.5 million).

Segment operating margin increased to 5.5% for the three months ended September 30, 2015, compared to 0.4% for the same period of 2014. The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation (5.3%) and favorable volume/product mix and the impact of acquisitions (1.7%). These increases were partially offset by unfavorable foreign currency exchange rate movements (1.4%) and increased investment spending (0.5%).

Net revenues for the nine months ended September 30, 2015 decreased by 11.3%, or $32.8 million, compared to the same period of 2014, primarily due to unfavorable foreign currency exchange rate movements (16.3%) and lower volumes (0.5%). These decreases were partially offset by revenue from the acquisitions discussed above (4.1%) and improved pricing (1.4%).

Segment operating income increased $12.4 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to pricing improvements and productivity resulting from 2014 restructuring actions in excess of inflation ($13.8 million), lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year ($4.1 million) and favorable volume/product mix and the impact of acquisitions ($0.8 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($4.3 million) and increased investment spending ($2.0 million).

Segment operating margin increased to 3.2% for the nine months ended September 30, 2015, compared to (1.5)% for the same period of 2014. The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation (5.6%), lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year (1.4%) and favorable volume/product mix and the impact of acquisitions (0.4%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.0%) and increased investment spending (0.7%).

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

Segment results for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$34.1	$34.1	—%	$90.3	$85.7	5.4%
Segment operating income (loss)	0.3	(0.5)	160.0%	(3.7)	(7.0)	47.1%
Segment operating margin	0.9%	(1.5)%		(4.1)%	(8.2)%

Net revenues for the three months ended September 30, 2015 were flat compared to the same period of 2014 primarily due to revenue provided by the acquisitions discussed above (17.8%) and improved pricing (0.3%) offset by decreased volume primarily in our systems integration business (10.5%) and unfavorable foreign currency exchange rate movements (7.6%).

Segment operating income increased $0.8 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily related to pricing improvements and productivity in excess of inflation ($1.0 million) and favorable volume/product mix mainly due to the acquisitions discussed above ($1.0 million). These increases were partially offset by unfavorable foreign currency exchange rate movements ($0.7 million), costs incurred related to acquisitions in the current year ($0.4 million) and increased investment spending ($0.1 million).

Segment operating margin increased to 0.9% for the three months ended September 30, 2015, compared to (1.5)% for the same period of 2014. The increase was primarily related to pricing improvements and productivity in excess of inflation (3.4%) and favorable volume/product mix mainly due to the acquisitions discussed above (2.7%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.4%), costs incurred related to acquisitions in the current year (1.0%) and increased investment spending (0.3%).

Net revenues for the nine months ended September 30, 2015 increased by 5.4%, or $4.6 million, compared to the same period of 2014, primarily due to revenue provided by the acquisitions discussed above (12.3%) and improved pricing (0.3%) offset by unfavorable foreign currency exchange rate movements (5.9%) and decreased volume primarily in our systems integration business(1.3%).

Segment operating loss decreased $3.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily related to favorable volume/product mix mainly due to the acquisitions discussed above ($2.1 million) and pricing improvements and productivity in excess of inflation ($1.9 million). Additionally, operating loss in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts. These decreases were partially offset by unfavorable foreign currency exchange rate movements ($1.7 million) and increased investment spending ($0.2 million).

Segment operating margin increased to (4.1)% for the nine months ended September 30, 2015, compared to (8.2)% for the same period of 2014. The increase was primarily related to favorable volume/product mix mainly due to the acquisitions discussed above (3.0%) and pricing improvements and productivity in excess of inflation (2.5%). Additionally, operating margin in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts and operating loss for the current year included a $1.3 million charge to increase the allowance for doubtful accounts (1.4%). These increases were partially offset by unfavorable foreign currency exchange rate movements (2.6%) and increased investment spending (0.2%).

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and channel development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund some acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our revolving line of credit) and capital markets. We believe that our future cash provided by operating activities, together with our access to cash on hand, unused availability under our revolving line of credit and access to capital markets will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by continuing operations	$126.0	$174.8
Investing cash flow used in continuing operations	(534.4)	(20.9)
Financing cash flow provided by (used in) continuing operations	300.9	(120.6)
Operating Activities

Net cash provided by continuing operating activities during the nine months ended September 30, 2015 decreased $48.8 million compared to the same period in 2014. The decrease in net cash provided by operating activities in 2015 compared to 2014 was primarily due to an increase in one-time cash taxes paid, an increased use of working capital in our systems integration business as well as an increase in other uses of working capital.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2015 increased $513.5 million compared to the same period in 2014. The change in net cash used in investing activities is primarily due cash payments related to acquisitions and investments in 2015 of $511.4 million offset by a decrease in capital expenditures during the nine months ended September 30, 2015. The nine months ended September 30, 2014 included the release of $40.2 million of restricted cash to repay a short term note payable offset by a cash payment of $23.0 million for the acquisition of Schlage de Colombia and Fire & Security Hardware Pty Limited.
Financing Activities
Net cash provided by continuing financing activities during the nine months ended September 30, 2015 increased $421.5 million compared to the same period in 2014. The increase in cash provided by financing activities is primarily due to an increase in debt borrowings. We received $300.0 million of proceeds from the issuance of the 2023 Senior Notes and borrowed $80.0 million (net) on the Revolver to partially finance the purchases of Simons Voss and AXA in the third quarter of 2015. Net repayments of other debt totaled $12.6 million for the nine months ended September 30, 2015. In the prior year we made $63.1 million of debt repayments. Cash used in other financing activities increased $9.1 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to $9.0 million of debt issuance costs paid for the issuance of our 2023 Senior Notes and the Second Amendment and Restatement to our Senior Secured Credit Facility.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2015	December 31, 2014
Term Loan Facility due 2020	$938.4	$962.8
Revolver Facility due 2020	80.0	—
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	—
Other debt, including capital leases, maturing in various amounts through 2028	16.5	1.8
Total debt	$1,634.9	$1,264.6
Less: current portion of long term debt	59.0	49.6
	$1,575.9	$1,215.0

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 1.25% in 2015; 5% in 2016, 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $24.4 million on the Term Loan Facility as of the nine months ended September 30, 2015. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.

We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. During August 2015, we borrowed $400.0 million under the Revolver in order to fund a portion of the acquisitions of SimonsVoss and AXA. We repaid $320.0 million of the outstanding Revolver balance during September 2015. At September 30, 2015, we had $80.0 million outstanding under the Revolver and had $27.4 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of September 30, 2015, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 10 to the condensed and consolidated financial statements.

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

Management believes there have been no significant changes during the nine months ended September 30, 2015, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In August 2015, we sold our operation in Venezuela to Venezuelan investors. As a result of the sale, we no longer have any material foreign currency exposures in Venezuela.

There have been no other significant changes in our exposure to market risk during the third quarter of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the third quarter of 2015. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

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

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

1.1	Underwriting Agreement, dated as of September 11, 2015, among Allegion plc, the guarantors party thereto and J.P. Morgan Securities LLC.	Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).

4.1	Indenture, dated as of September 16, 2015, among Allegion plc, the guarantors party thereto and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).

4.2	Form of Global Note representing the Notes (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).

10.1
Second Amendment and Restatement Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 30, 2015.
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 30, 2015 (File No. 001-35971).

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	October 29, 2015	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 29, 2015	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of September 11, 2015, among Allegion plc, the guarantors party thereto and J.P. Morgan Securities LLC.

4.1	Indenture, dated as of September 16, 2015, among Allegion plc, the guarantors party thereto and Wells Fargo Bank, National Association.

4.2	Form of Global Note representing the Notes (included in Exhibit 4.1).

10.1
Second Amendment and Restatement Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 30, 2015.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.