Form 10-K
period 2015-12-31
Allegion plc
filed 2016-02-26
CIK 1579241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

—	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35971
ALLEGION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1108930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Block D
Iveagh Court
Harcourt Road
Dublin 2, Ireland
(Address of principal executive offices)
Registrant’s telephone number, including area code: +(353) (1) 2546200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares,	New York Stock Exchange
Par Value $0.01 per Share
5.875% Senior Notes due 2023	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2015 was approximately $7.6 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 22, 2016 was 96,097,400.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 8, 2016 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2015

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
Factors that might affect our forward-looking statements include, among other things:

•	economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industry in which we compete;

•	the ability to protect and use intellectual property;

•	fluctuations in currency exchange rates;

•	the ability to complete and integrate any acquisitions;

•	our ability to operate efficiently and productively;

•	our ability to manage risks related to our information technology;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•	the impact our substantial leverage may have on our business and operations
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

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

Allegion Principal Products
Door closers and controls	Door and door frames (steel)
Electronic security products	Electronic and biometric access control systems
Exit devices	Locks, locksets and key systems
Time, attendance and workforce productivity systems	Other accessories

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

•
Our consultative approach and expertise, which enables us to develop the most efficient and appropriate building security and access-control specifications to fulfill the unique needs of our end-users and their partners, including architects, contractors, home-builders and engineers; and

•
Our enterprise excellence capabilities, including our global manufacturing operations and agile supply chain, which facilitate our ability to deliver specific product and system configurations to end-users worldwide, quickly and efficiently.

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2015 with compound annual growth of about 2 to 4% per year over the past three years. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, including:

•	stabilization of construction markets in key North American markets;

•	the convergence of mechanical and electronic security products;

•	heightened awareness of security requirements;

•	increased global urbanization; and

•	the shift to a digital, interconnected environment.

We believe slowly improving institutional and cautious growth in commercial industrial markets and continued recovery in residential markets in the United States and slight growth in Europe will offset unfavorable foreign currency exchange rates overseas. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities. Two of our acquisitions in 2015 (SimonsVoss Technologies GmbH and Milre Systek Co., Ltd.) were made to capitalize on this trend.

We operate in three geographic regions: Americas; Europe, Middle East, India and Africa ("EMEIA"); and Asia Pacific. We sell our products and solutions under the following brands:

Allegion Brands
(listed alphabetically for each region)
Product Category	Americas	EMEIA	Asia Pacific
Locks/Locksets/Key Systems

Door Closers and Controls/Exit Devices

Electronic Products and Access Control Systems, including Time, Attendance and Workforce Productivity

Product Category	Americas	EMEIA	Asia Pacific
Doors and Door Frames

Other Accessories

We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including into the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our corporate brands are Schlage®, Von Duprin®, LCN®, CISA®, Interflex® and SimonsVoss®. We believe Schlage, Von Duprin and LCN hold the No. 1 position in their primary product categories in North America and CISA and Interflex hold the No.1 or No. 2 position in their primary product categories in certain European markets.

For the year ended December 31, 2015, we generated revenues of $2,068.1 million and operating income of $358.6 million.

Revenue By Geographic Destination	Revenue By Product Category

History and Developments

Allegion plc was incorporated in Ireland on May 9, 2013, to hold the commercial and residential security businesses of Ingersoll Rand plc ("Ingersoll Rand"). On December 1, 2013, Allegion became a stand-alone public company after Ingersoll Rand completed the separation of these businesses from the rest of Ingersoll Rand via the transfer of these businesses from Ingersoll Rand to Allegion and the issuance by Allegion of ordinary shares directly to Ingersoll Rand’s shareholders (the "Spin-off"). Our security businesses have long and distinguished operating histories. Several of our brands were established more than 75 years ago and many of our brands originally created their categories:

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

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. Recent examples of successful product launches are illustrated in the table below:

Product launch		Year	Innovation
	Schlage NDE Series wireless commercial lock	2014	Designed to be easy to install, connect, manage and use with ENGAGE connectivity platform
	Schlage Touch, Connect, Sense	2014/2015	New residential electronic locking platforms that provide for keyless entry (Touch), connected locking (Connect) and integration with the Apple HomeKit platform (Sense)
	AX Platform	2014	The first exit device that meets California's stringent maximum force requirements
	CISA eSigno Platform	2013	Allows hotel owners to choose easily between different product types compatible with a single modular platform
	aptiQ Mobile Platform	2013	A new generation of access control that allows users to replace wallets, keys and cards with smartphone based credentials

Industry and Competition

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2015 with compound annual growth of about 2 to 4% per year over the past three years. This growth rate primarily reflects cyclical challenges in the commercial, institutional and residential construction markets throughout North America and Europe as certain developing economies experienced higher growth rates during this period. Additionally, growth in electronic security products and solutions continues to outperform the industry as a whole as end-users adopt newer technologies in their facilities.

We expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB, dorma+kaba Group, and Stanley Black & Decker Inc. We also face competition in various markets and product categories throughout the world, including from Spectrum Brands Holdings, Inc. in the North American residential market. As we move into more technologically-advanced product categories, we may also compete against smaller, more specialized competitors.

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

Our Reporting Segments

We manufacture and sell mechanical and electronic security products and solutions in approximately 130 countries. Approximately 95% of our 2015 revenues were to customers in the North America, Western Europe and the Asia-Pacific regions.

The following table presents the relative percentages of total segment revenue attributable to each reporting segment for each of the last three fiscal years. See Note 23, “Business Segment Information,” to our annual consolidated financial statements for information regarding net revenues, operating income, and total assets by reportable segment:

	For the Years Ended December 31,
	2015	2014	2013
Americas	75%	74%	73%
EMEIA	19%	18%	19%
Asia Pacific	6%	8%	8%

Our Americas segment provides security products and solutions in approximately 30 countries throughout North America and South America. The segment offers a broad range of products and solutions including locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in the commercial, institutional and residential markets, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are Bricard, CISA, Interflex and SimonsVoss. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout Asia Pacific. The segment offers the same portfolio of products as the Americas segment. This segment’s primary brands are Milre, Schlage, CISA, Von Duprin and LCN.

Products and Services

We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands:

•
Locks, locksets and key systems: A broad array of cylindrical, tubular and mortise door locksets, security levers, and master key systems that are used to protect and control access. We also offer a range of portable security products, including bicycle, small vehicle and travel locks.

•
Door closers and exit devices: An extensive portfolio of life-safety products generally installed on fire doors and facility entrances and exits. Door closers are devices that automatically close doors after they are opened. Exit devices are generally horizontal attachments to doors and enable rapid exit from the premises.

•	Electronic Security Products and Access Control Systems: A broad range of electrified locks, access control systems, biometric hand reader systems, key card and reader systems and accessories.

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

•
Other Accessories: A variety of additional security and product components, including hinges, door levers, door stops, lites, louvers and other accessories, as well as certain bathroom fittings products.

Customers

We sell most of our products and solutions through distribution and retail channels, ranging from specialty distribution to wholesalers. We have built a network of channel partners that help our customers choose the right solution to meet their security needs and help commercial and institutional end-users fulfill and install orders. We also sell through a variety of retail channels, ranging from large do-it-yourself home improvement centers to small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space. Through our Interflex business, we provide products and solutions directly to end-users.

Our 10 largest customers represented approximately 24% of our total revenues in 2015. No single customer represented 10% or more of our total revenues in 2015.

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

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 27 production facilities, including twelve in the Americas region, ten in EMEIA and five in Asia Pacific. We own 13 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery.

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

Raw Materials

We support our region-of-use production strategy with corresponding region-of-use supplier partners, where available. Our global and regional commodity teams work with production leadership, product management and materials management teams to ensure adequate materials are available for production.

We purchase a wide range of raw materials, including steel, zinc, brass and other non-ferrous metals, to support our production facilities. Where appropriate, we may enter into fixed-cost contracts to lower overall costs. We do not believe the loss of any particular supplier would be material to our business.

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

Facilities

We operate through a broad network of sales offices, 27 production facilities and several distribution centers throughout the world. Our active properties represent approximately 5.5 million square feet, of which approximately 45% is leased.

The following table shows the location of our worldwide production facilities:

Production Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Clamecy, France	Auckland, New Zealand
Bogota, Colombia	Durchhausen, Germany	Bucheon, South Korea
Bronx, New York	Duzce, Turkey	Jinshan, China
Burgaw, North Carolina	Faenza, Italy	Melbourne, Australia
Chino, California	Feuquieres, France	Sydney, Australia
Ensenada, Mexico	Monsampolo, Italy
Indianapolis, Indiana	Osterfeld, Germany
Middlefield, Ohio	Renchen, Germany
Princeton, Illinois	Siewierz, Poland
Security, Colorado	Veenendaal, Netherlands
Tecate, Mexico
Tijuana, Mexico

Research and Development
We are committed to investing in highly productive research and development capabilities, particularly in electro-mechanical systems. Our research and development ("R&D") expenditures were approximately $45.2 million, $43.3 million and $39.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales, typically, are higher in those quarters than in the first and fourth calendar quarters. However, our Interflex business typically experiences higher sales in the fourth calendar quarter due to project timing. Revenue by quarter for the years ended December 31, 2015, 2014 and 2013 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	22%	25%	26%	27%
2014	22%	25%	26%	27%
2013	23%	26%	26%	25%

2015 fourth quarter revenue includes the full-quarter impact of the acquisitions of SimonsVoss, AXA and Milre.

Employees

As of December 31, 2015, we had more than 9,400 employees, approximately 26% of whom have the terms of their employment covered under collective bargaining agreements. This includes non-management European employees who are represented by national and local works councils.

Environmental Regulation
We have a dedicated environmental program that is designed to reduce the utilization and generation of hazardous materials during the manufacturing process as well as to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.
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

We incurred $4.4 million, $2.9 million, and $2.1 million of expenses during the years ended December 31, 2015, 2014, and 2013, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2015 and 2014, we have recorded reserves for environmental matters of $15.2 million and $8.8 million. Of these amounts $2.8 million and $2.4 million, respectively, relate to remediation of sites previously disposed by us. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Available Information

We are required to file annual, quarterly, and current reports, proxy statements, and other documents with the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.allegion.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this report.

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

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, China, Europe, Korea, Mexico, New Zealand and Turkey. Accordingly, we are subject to risks that are inherent in operating globally, including:

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

We have significant customers, particularly major retailers, although no one customer represented 10% or more of our total revenues in any of the past three fiscal years. The loss or material reduction of business, the lack of success of sales initiatives or changes in customer preferences or loyalties for our products related to any such significant customer could have a material adverse impact on our business. In addition, major customers who are volume purchasers are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

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

Approximately 30% of our 2015 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure our business will continue to be susceptible to currency fluctuations.

We also translate assets, liabilities, revenues and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our consolidated financial statements based on applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar compared to other currencies will have a material impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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

Our enterprise excellence efforts may not achieve the improvements we expect.

We utilize a number of tools to improve operational efficiency and productivity. Implementation of new processes to our operations could cause disruptions and there is no assurance that all of our planned enterprise excellence projects will be fully implemented, or if implemented will realize the expected improvements.

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

We rely extensively on information technology systems to manage and operate our business. There can be no assurance that our current information technology systems will function properly.  We have invested and will continue to invest in improving our information technology systems. Some of these investments are significant and impact many important operational processes and procedures.  There is no assurance that any newly implemented information technology systems will improve our current systems, will improve our operations, or will yield the expected returns on the investments.  In addition, the implementation of new information technology systems may cause disruptions in our operations and, if not properly implemented, negatively impact our business.  If our information technology systems cease to function properly or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired.

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

Volatility in the prices of these commodities could increase the costs of our products and services, and we may not be able to pass on these costs to our customers. We do not currently use financial derivatives to hedge against this volatility, however, we utilize firm purchase commitments to mitigate risk. The pricing of some commodities we use is based on market prices. To mitigate this exposure, we may use annual price contracts to minimize the impact of inflation and to benefit from deflation.

We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.

At December 31, 2015, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $714.1 million and $62.1 million. In accordance with GAAP, we periodically assess these assets to determine whether they are impaired. Negative industry or economic trends, disruptions to our business, unexpected changes or planned changes in use of assets, divestitures and market capitalization declines may result in recognition of impairment charges.

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

We have approximately $1.5 billion of outstanding indebtedness at December 31, 2015. In addition, we have a senior secured revolving credit facility that permits borrowings of up to an additional $500 million. Volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchase programs and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our senior secured credit facilities, are at variable rates.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate the payment of dividends, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The terms of the credit agreement governing our senior secured credit facilities and the indentures governing our senior notes contain customary financial covenants that may restrict our ability to use the proceeds from asset sales and therefore may not be adequate to meet any debt service obligations then due.

Despite our levels of indebtedness, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement governing our senior secured credit facilities and the indentures governing our senior notes contain customary restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, our senior secured revolving credit facility permits borrowings of up to $500 million. If we incur additional debt above the levels we currently have, the risks associated with our leverage, including those described above, would increase.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The terms of the credit agreement governing our senior secured credit facilities and the indentures governing our senior notes may restrict us from taking certain actions that we may think are in the best interests of our shareholders. A breach of the covenants or restrictions could result in a default under the applicable indebtedness. As a result of these restrictions, we may be:

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

A portion of our borrowings at December 31, 2015 include a term loan with a variable rate of interest which exposes us to interest rate risk. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At December 31, 2015, we have approximately $1.5 billion of aggregate debt outstanding, and this amount includes $927 million of floating-rate term loans and $600 million of our fixed-rate senior notes. We have the ability to incur up to $500 million of additional floating-rate debt under our senior secured revolving credit facility. We entered into forward starting interest rate swaps for $300.0 million of our floating-rate term loans to manage our interest rate risk. A 100 basis point increase in LIBOR would have resulted in incremental 2015 interest expense of approximately $6.5 million. If the LIBOR or other applicable base rates under our senior secured credit facilities increase in the future then the floating-rate debt could have a material effect on our interest expense.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

We operate through a broad network of sales offices, 27 production facilities and several distribution centers throughout the world. Our active properties represent about 5.5 million square feet, of which approximately 45% is leased.
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
Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 26, 2016.

David D. Petratis, age 58, is our Chairman, President and Chief Executive Officer. Mr. Petratis served as the Chairman, President and Chief Executive Officer of Quanex Building Products Corporation (a manufacturer of engineered material and components for the building products markets) from 2008 to July 2013.

Patrick S. Shannon, age 53, is our Senior Vice President and Chief Financial Officer. Mr. Shannon served as the Vice President and Treasurer of Ingersoll-Rand plc (a global diversified company) from August 2012 to August 2013. Mr. Shannon previously served as Ingersoll Rand’s Vice President, Audit Services from February 2010 to August 2012.

Jeffrey N. Braun, age 56, is our Senior Vice President and General Counsel. Mr. Braun served as our Deputy General Counsel and Chief Compliance Officer from September 2013 to June 2014. Mr. Braun previously served as General Counsel of General Motors China, a subsidiary of General Motors Company (a global automotive company) from April 2010 to June 2013.

Timothy P. Eckersley, age 54, is our Senior Vice President - Americas. Mr. Eckersley served as Ingersoll Rand’s President, Security Technologies - Americas from November 2007 to November 2013.

Todd V. Graves, age 49, is our Senior Vice President - Technology and Engineering. Mr. Graves served as our Vice President - Technology and Engineering from December 2013 to January 2016.  Mr. Graves served as Ingersoll Rand's Vice President - Technology and Engineering, Security Technologies, from February 2012 to December 2013.  He also served as Vice President of ClearEdge Power (a fuel cell manufacturer) from May 2011 to January 2012 and as Division Vice President of Textron Inc. (a multi-industry manufacturer) from December 2008 to February 2011.

Tracy L. Kemp, age 47, is our Senior Vice President and Chief Information Officer.  Ms. Kemp served as our Vice President and Chief Information Officer from December 2013 to February 2015.  Prior to that, Ms. Kemp served as Ingersoll Rand’s Vice President - Chief Information Officer, Security Technologies and Residential Solutions sectors from September 2011 to December 2013 and Vice President - Chief Information Officer, Residential Solutions sector from 2009 to September 2011.

Raymond H. Lewis Jr., age 51, is our Senior Vice President - Human Resources and Communications. Mr. Lewis served as Ingersoll Rand’s Vice President - Human Resources and Communications, Industrial Technologies from October 2010 to October 2013.

Lucia Veiga Moretti, age 51, is our Senior Vice President-EMEIA. Ms. Moretti previously served as Senior Vice President and President, Delphi Product and Service Solutions for Delphi Automotive (a supplier of automotive technologies) from August 2011 to February 2014 and Vice President, Global Independent Aftermarket from December 2010 to July 2011.

Chris E. Muhlenkamp, age 58, is our Senior Vice President - Global Operations and Integrated Supply Chain. Mr. Muhlenkamp served as our Vice President - Global operations and Integrated Supply Chain from December 2013 to February 2014. Mr. Muhlenkamp served as Ingersoll Rand's Vice President - Operations and Global Integrated Supply Chain, Security Technologies, from March 2011 to December 2013 and served as General Director, Global Supply Management and Production Control and Logistics of Delphi Automotive (a vehicle components manufacturer) from January 2009 to March 2011.

Douglas P. Ranck, age 57, is our Vice President and Controller. Mr. Ranck served as Ingersoll Rand’s Global Controller and Financial Planning and Analysis Leader - Climate Solutions from June 2008 to October 2013.

Feng (William) Yu, age 51, is our Senior Vice President - Asia Pacific. Mr. Yu served as Ingersoll Rand’s President, Security Technologies - Asia Pacific from February 2011 to November 2013. Mr. Yu previously served as Ingersoll Rand's Vice President, Thermo King - Asia Pacific from 2008 to February 2011.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 22, 2016, the number of record holders of ordinary shares was 3,447. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2015	High	Low	Dividend
First quarter	$61.91	$52.79	$0.10
Second quarter	63.18	59.10	0.10
Third quarter	64.68	56.07	0.10
Fourth quarter	68.03	58.08	0.10
2014	High	Low	Dividend
First quarter	$55.35	$43.65	$0.08
Second quarter	57.62	48.29	0.08
Third quarter	57.37	47.64	0.08
Fourth quarter	55.91	45.06	0.08

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors declared dividends of $0.10 per ordinary share on March 31, 2015, June 30, 2015, September 30, 2015 and December 30, 2015. On February 4, 2016 our Board of Directors declared a dividend of $0.12 per ordinary share payable on March 31, 2016. We paid a total of $38.3 million in cash for dividends to ordinary shareholders during the year ended December 31, 2015. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

We did not repurchase any of our ordinary shares during the fourth quarter of 2015. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. We paid a total of $30.0 million to repurchase 0.5 million ordinary shares during the year ended December 31, 2015. At December 31, 2015 we have approximately $120 million available under the authorized share repurchase plan.

Performance Graph

The annual changes for the period shown November 18, 2013 (when our ordinary shares began trading in the "when-issued" market) to December 31, 2015 in the graph on this page are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on November 18, 2013, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2015.

	November 18, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Allegion plc	100.00	91.16	115.11	137.71
S&P 500	100.00	103.44	117.59	119.22
S&P 400 Capital Goods	100.00	105.46	105.72	99.90

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2015		2014		2013		2012	2011

Net revenues	$2,068.1		$2,118.3		$2,069.6		$2,023.3	$1,998.3

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations (d)	154.3	(a)	186.3	(b)	35.9	(c)	224.3	231.6
Discontinued operations	(0.4)		(11.1)		(3.6)		(4.2)	(6.3)

Total assets	2,285.3		2,015.9		2,000.6		2,003.2	2,055.2

Total debt	1,545.4		1,264.6		1,343.9		5.0	4.9

Total Allegion plc shareholders’ equity (deficit)	25.6		(4.8)		(66.1)		1,362.6	1,432.8

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$1.61		$1.94		$0.37		$2.34	$2.41
Discontinued operations	(0.01)		(0.12)		(0.03)		(0.04)	(0.07)

Diluted:
Continuing operations	$1.59		$1.92		$0.37		$2.34	$2.41
Discontinued operations	—		(0.12)		(0.03)		(0.04)	(0.07)

Dividends declared per ordinary share	$0.40		$0.32		$—		$—	$—

(a)
Net earnings from continuing operations for the year ended December 31, 2015 includes $104.2 million of losses related to the divestitures of our Venezuelan operations and our majority stake in Bocom Wincent Technologies Co., Ltd. ("Bocom").

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

(d)
Net earnings from continuing operations includes $174.5 million, $176.7 million and $160.5 million of centrally managed service costs and corporate allocations from Ingersoll Rand for the years ended December 31, 2013, 2012 and 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our consolidated financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

Organization

We are a leading global provider of security products and solutions operating in three geographic regions: Americas; EMEIA; and Asia Pacific. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential markets worldwide, including into the education, healthcare, government, commercial office and single and multi-family residential markets. Our corporate brands include Schlage, Von Duprin, LCN, CISA, Interflex and SimonsVoss.

Trends and Economic Events

Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is negatively impacting our results, however U.S. residential and consumer markets have begun to improve, and we are seeing improvements in the U.S. new builder and replacement markets.

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2015 with compound annual growth of about 2 to 4% per year over the past three years. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, which include heightened awareness of security requirements, increased global urbanization and the shift to a digital, interconnected environment.We believe slowly improving institutional and cautious growth in commercial industrial markets and continued recovery in residential markets in the United States and slight growth in Europe will offset unfavorable foreign currency exchange rates overseas. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities. Two of our acquisitions in 2015 (SimonsVoss Technologies GmbH and Milre Systek Co., Ltd.) were made to capitalize on this trend.

The economic conditions discussed above and a number of other challenges and uncertainties that could affect our business are described under “Risk Factors.”

2015 Significant Events

Acquisitions

During the year ended December 31, 2015, we completed six acquisitions or investments:

Business	Month	Primary business segment	Description of business
iDevices	February	Americas	A brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.
Zero	April	Americas
Manufactures door and window products for commercial spaces and products include sealing systems, such as sound control, fire and smoke protection, threshold applications, lites, door louvers, intumescent products, photo-luminescent and flood barrier for doors.

Brio	May	Asia-Pacific	Designs and manufactures sliding and folding door hardware for commercial and residential spaces.
Milre	July	Asia-Pacific	Produces high-quality and innovative electronic door locks.
SimonsVoss	September	EMEIA	Designs and manufactures electronic locks.
AXA	September	EMEIA	Manufactures and sells a branded portfolio of portable locks and lights as well as a wide variety of window and door hardware.

Total consideration paid for these acquisitions was $511.3 million (net of cash acquired), paid through cash on hand and borrowings under our Senior Secured Revolving Credit Facility ("Revolver").

For the year ended December 31, 2015, we incurred $17.9 million of costs related to these acquisitions.

Divestitures

In the third quarter of 2015, we sold our majority ownership in our Venezuelan operation to Venezuelan investors. As a result of the sale, we recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments that were deferred in equity and were reclassified to a loss in our Consolidated Statement of Comprehensive Income.

Prior to the divestiture, we recorded charges totaling $7.0 million (before tax and non-controlling interest) in 2015 related to the devaluation of the Venezuelan bolivar. The charges included remeasurement of net monetary assets ($2.8 million) and a non-cash impairment charge to adjust Venezuelan inventory balances ($4.2 million). As a result of the divestiture, we no longer have foreign currency exposures in Venezuela. The assets and liabilities of the Venezuela operation were reclassified to assets and liabilities held for sale within the Consolidated Balance Sheets for prior periods.

We completed the sale of our majority stake of Bocom in the fourth quarter of 2015. Bocom operates a security system integration business exclusively in China. Under the terms of the transaction, we may receive up to $75 million based on future performance and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, we will retain 15% of the shares of Bocom. We estimate the fair value of the consideration to be $75.3 million. We currently estimate payment to be completed in approximately 2 years; however repayment may be delayed depending on the timing of future cash collections. We may incur additional charges if it is determined that future cash collections will no longer occur.

As a result of the sale, the Company recorded a pre-tax charge of $78.1 million ($82.4 million after tax charges) during the year ended December 31, 2015 to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction. Bocom's assets and liabilities were reclassified to assets and liabilities held for sale within the Consolidated Balance Sheets for prior periods.

2015 Dividends

We paid quarterly dividends of $0.10 per ordinary share to shareholders on March 31, 2015, June 30, 2015, September 30, 2015, and December 30, 2015. We paid a total of $38.3 million in cash for dividends to ordinary shareholders during the year ended December 31, 2015.

Restructuring charges

In the second quarter of 2015, management committed to a restructuring plan in Italy to improve our competitive position, ensure long-term viability and enhance customer experience. In conjunction with this plan, we incurred severance and other restructuring charges of $14.7 million and other charges of $0.5 million for the year ended December 31, 2015.

Financing activities

In September 2015, we issued $300.0 million of Senior Notes due 2023 (the "2023 Senior Notes"). We used the net proceeds of the offering to repay a portion of the borrowings under our Revolver that were used to fund the acquisitions of SimonsVoss and AXA. The 2023 Senior Notes accrue interest at the rate of 5.875% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The 2023 Senior Notes mature on September 15, 2023.

In September 2015, we completed the Second Amendment and Restatement Agreement to our Credit Agreement. The Second Amendment and Restatement, among other things, reduced the applicable margin for LIBOR rate borrowings to range from 1.375% to 1.875% (from 1.50% to 2.00%) and the applicable margin for base rate borrowings to range from 0.375% to 0.875% (from 0.50% to 1.00%) and extended the maturity date of the Revolver and the Term Loan Facility due in 2020 (the "Term Loan A Facility") from October 15, 2019 to October 15, 2020.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
Net revenues	$2,068.1		$2,118.3		$2,069.6
Cost of goods sold	1,199.0	58.0%	1,264.6	59.7%	1,208.1	58.4%
Selling and administrative expenses	510.5	24.7%	527.4	24.9%	483.1	23.3%
Asset impairment	—	—%	—	—%	137.6	6.6%
Operating income	358.6	17.3%	326.3	15.4%	240.8	11.6%
Interest expense	52.9		53.8		10.2
Loss on divestitures	104.2		—		—
Other expense (income), net	(7.8)		4.6		7.2
Earnings before income taxes	209.3		267.9		223.4
Provision for income taxes	54.6		84.2		175.0
Earnings from continuing operations	154.7		183.7		48.4
Discontinued operations, net of tax	(0.4)		(11.1)		(3.6)
Net earnings	154.3		172.6		44.8
Less: Net earnings attributable to noncontrolling interests	0.4		(2.6)		12.5
Net earnings attributable to Allegion plc	$153.9		$175.2		$32.3
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.59		$1.92		$0.37
Discontinued operations	—		(0.12)		(0.03)
Net earnings	$1.59		$1.80		$0.34

Net Revenues
Net revenues for the year ended December 31, 2015 decreased by 2.4% ($50.2 million) compared to the same period in 2014 due to the following:

Pricing	0.6%
Volume	4.8%
Acquisitions / Divestitures	(1.0)%
Currency exchange rates	(6.8)%
Total	(2.4)%

The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in Canada, EMEIA and Asia-Pacific, the devaluation of the Venezuelan bolivar and the divestitures of our Venezuelan operations and Bocom. These decreases were partially offset by higher volumes and improved pricing in our Americas and EMEIA segments and revenue from the acquisitions discussed above.

Net revenues for the year ended December 31, 2014 increased by 2.4% ($48.7 million) compared to the same period in 2013 due to the following:

Pricing	2.2%
Volume	2.8%
Acquisitions	0.4%
Impact of consolidated Asia joint venture order flow change	(2.5)%
Currency exchange rates	(0.5)%
Total	2.4%

The increase in net revenues was primarily driven by higher volumes, improved pricing and the impact of acquisitions in 2014. The pricing improvements were primarily driven by our consolidated joint venture in Venezuela and were largely offset by material inflation and other inflation in Venezuela. These increases were partially offset by the impact of the change in order flow through our consolidated joint venture in Asia in 2013.

Cost of Goods Sold
For the year ended December 31, 2015, cost of goods sold as a percentage of revenue decreased to 58.0% from 59.7% due to the following:

Pricing and productivity in excess of inflation	(1.1)%
Acquisitions / Divestitures	(0.6)%
Investment spending	0.3%
Currency exchange rates	0.2%
Non-cash inventory impairment	(1.4)%
Restructuring / Spin-off costs / acquisition expenses	0.9%
Total	(1.7)%
Costs of goods sold as a percentage of revenue for the year ended December 31, 2015 decreased primarily due to a $4.2 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar in the current year compared to a $33.3 million charge in the prior year, productivity benefits in excess of inflation and the divestitures of our Venezuelan operations and Bocom. These decreases were offset by increased restructuring costs primarily in our EMEIA segment, increased investment spending, the impact of the acquisitions discussed above and unfavorable foreign currency exchange rate movements.
For the year ended December 31, 2014, cost of goods sold as a percentage of revenue increased to 59.7% from 58.4% due to the following:

Productivity in excess of inflation	(0.6)%
Volume/product mix	0.3%
Investment spending	0.2%
Currency exchange rates	(0.2)%
Non-cash inventory impairment	1.6%
Total	1.3%
Costs of goods sold as a percentage of revenue for the year ended December 31, 2014 increased primarily due to a $33.3 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar, unfavorable channel/region mix offset by volume and increased investments/other items. These increases were partially offset by productivity benefits in excess of inflation and unfavorable foreign currency exchange rate movements.

Selling and Administrative Expenses

For the year ended December 31, 2015, selling and administrative expenses as a percentage of revenue decreased to 24.7% from 24.9% due to the following:

Other inflation in excess of productivity	0.1%
Volume leverage	(1.2)%
Acquisitions / Divestitures	1.0%
Investment spending	0.7%
Currency exchange rates	0.2%
Restructuring / Spin-off costs / acquisition expenses	(1.0)%
Total	(0.2)%

Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2015 improved primarily due to favorable leverage due to increased volume, lower restructuring costs compared to the prior year and spin-related costs in the prior year that did not recur in the current year. These decreases were offset by increased costs related to the acquisitions in the current year, increased investment spending, unfavorable foreign currency exchange rate movements and other inflation in excess of productivity.

For the year ended December 31, 2014, selling and administrative expenses as a percentage of revenue increased to 24.9% from 23.3% due to the following:

Restructuring / Spin-off costs	1.4%
Investment spending	1.0%
Impact of consolidated Asia joint venture order flow change	0.8%
Productivity in excess of other inflation	(0.8)%
Volume leverage	(0.9)%
Currency exchange rates	0.1%
Total	1.6%

Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2014 was negatively impacted by increased restructuring charges, separation costs incurred in connection with the Spin-off, increased investment spending and the impact of the change in the order flow through our consolidated joint venture in Asia. These increases were partially offset by favorable leverage due to increased volume and productivity in excess of other inflation.

Operating Income/Margin
Operating income for the year ended December 31, 2015 increased $32.3 million from the same period in 2014 and operating margin increased to 17.3% from 15.4% for the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$326.3	15.4%
Pricing and productivity in excess of inflation	22.2	1.0%
Volume/product mix	40.1	1.1%
Non-cash inventory impairment	29.1	1.4%
Currency exchange rates	(29.8)	(0.4)%
Investment spending and other items	(19.7)	(0.9)%
Acquisitions / divestitures	(12.1)	(0.4)%
Restructuring / spin costs / acquisition costs	2.5	0.1%
December 31, 2015	$358.6	17.3%

Operating income and operating margin increased primarily due to favorable volume/product mix primarily in our Americas segment, lower inventory impairment charges in Venezuela in the current year, pricing improvements and productivity in excess of inflation, the impact of acquisitions in the current year and Spin-off related costs in the prior year that did not recur in the current year. These increases were partially offset by unfavorable foreign currency exchange rate movements, the divestitures of our Venezuelan operations and Bocom, increased investment spending primarily for new product development and channel development, higher restructuring costs compared to the prior year and costs incurred related to acquisitions in the current year.

Operating income for the year ended December 31, 2014 increased $85.5 million and operating margin increased to 15.4% from 11.6% for the same period in 2013 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2013	$240.8	11.6%
2013 goodwill impairment charge	137.6	6.7%
2013 gain on sale of property	(21.5)	(0.8)%
Pricing and productivity in excess of inflation	36.9	1.5%
Volume/product mix	17.1	0.5%
Non-cash inventory impairment	(33.3)	(1.6)%
Restructuring / spin costs	(24.8)	(1.2)%
Investment spending and other items	(26.5)	(1.3)%
December 31, 2014	$326.3	15.4%

Operating income and operating margin in 2013 included a $137.6 million goodwill impairment charge as well as a $21.5 million gain on the sale of property in China. Neither of these items recurred in 2014. Operating income in 2014 included a $33.3 million non-cash inventory impairment related to the devaluation of the Venezuelan bolivar. The remaining increase in operating income and operating margin was primarily due to pricing improvements and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by increased restructuring charges and non-recurring separation costs incurred in connection with the Spin-off and increased investments and other items.

Interest Expense

Interest expense for the year ended December 31, 2015 decreased $0.9 million compared to the same period in 2014. Interest expense in 2014 included a non-cash charge of approximately $4.5 million for the write-off of unamortized Term Loan B Facility debt issuance costs. Excluding this charge, interest expense increased primarily due to issuing the 2023 Senior Notes, partially offset by the impact of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014 and third quarter of 2015.

Interest expense for the year ended December 31, 2014 increased $43.6 million compared with the same period of 2013 as a result of the full year impact resulting from entering into $1.0 billion Senior Secured Credit Facilities, issuing $300 million of senior notes in the fourth quarter of 2013 in conjunction with the Spin-off a non-cash charge of approximately $4.5 million for the write-off of unamortized Term Loan B Facility debt issuance costs.

Other (income) expense, net

The components of Other expense, net, for the year ended December 31 were as follows:

In millions	2015	2014	2013
Interest income	$(1.5)	$(1.1)	$(0.8)
Exchange loss	4.9	7.6	8.0
Other	(11.2)	(1.9)	—
Other (income) expense, net	$(7.8)	$4.6	$7.2

For the year ended December 31, 2015, Other (income) expense, net increased by $12.4 million compared to the same period in 2014. During the year ended December 31, 2015 we recorded gains from the sale of marketable securities of $11.0 million, which is included within Other in the table above. These gains were partially offset by a $2.8 million loss related to the write down of our Venezuelan bolivar-denominated net monetary assets to reflect the SIMADI rate recorded in the first quarter of 2015. This loss is within Exchange loss in the table above. The remaining decrease in Other (income) expense, net was primarily due to unfavorable currency impacts.

For the year ended December 31, 2014, Other expense, net decreased by $2.6 million compared with the same period in 2013. In the fourth quarter of 2014, we recorded a $12.1 million loss related to write down our Venezuelan bolivar-denominated net monetary assets. This loss is reflected as Exchange loss in the table above. In the prior year, we recorded a $6.2 million loss resulting from the official devaluation of the bolivar from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar. The remaining decrease in Other expense, net for the year ended December 31, 2014 was primarily due to other foreign currency gains in 2014.

Provision for Income Taxes

For the year ended December 31, 2015, our effective tax rate decreased to 26.1% from 31.4% for the year ended December 31, 2014. The effective income tax rate for the year ended December 31, 2015 was negatively impacted by $111.3 million ($115.0 million after-tax) of charges related to the divestiture of Bocom, the divestiture of our business in Venezuela and the devaluation of the Venezuelan bolivar. Excluding these charges, the effective tax rate for the year ended December 31, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions, the favorable resolution of uncertain tax positions in 2015 and the continued execution of our tax strategies.

For the year ended December 31, 2014, our effective tax rate was 31.4% compared to 78.3% for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2013 included the impact of a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). Additionally, the effective tax rate included $44.8 million of discrete tax adjustments consisting of $31.5 million of expense related to valuation allowances on deferred tax assets that are no longer expected to be utilized and $13.3 million of net tax expense resulting primarily from transactions occurring to effect the Spin-off. Excluding these items, the effective tax rate was 37.8%. The decrease in our effective tax rate for the year ended December 31, 2014 compared to 2013 was primarily due to favorable changes in the mix of pre-tax income earned in lower rate jurisdictions as well as favorable discrete tax benefits.

Our 2013 tax rate was above the U.S. statutory rate of 35.0% primarily due to U.S. state and local taxes and net increases in our liability for unrecognized tax benefits partially offset by earnings in non-U.S. jurisdictions, which, in aggregate, had a lower effective rate.

Discontinued Operations

Discontinued operations recognized a loss of $0.4 million, $11.1 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. These losses were mainly related to the sale of the United Kingdom (UK) Door Business in the third quarter of 2014 in addition to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Segment Results of Operations - For the years ended December 31

in millions	2015	2014	% Change	2014	2013	% Change
Net revenues
Americas	$1,558.4	$1,560.0	(0.1)%	$1,560.0	$1,514.7	3.0%
EMEIA	386.3	393.4	(1.8)%	393.4	401.4	(2.0)%
Asia Pacific	123.4	164.9	(25.2)%	164.9	153.5	7.4%
Total	$2,068.1	$2,118.3		$2,118.3	$2,069.6

Segment operating income (loss)
Americas	$418.0	$387.3	7.9%	$387.3	$392.1	(1.2)%
EMEIA	8.6	4.9	75.5%	4.9	(0.3)	(1,733.3)%
Asia Pacific	(3.4)	2.3	(247.8)%	2.3	25.4	(90.9)%
Total	$423.2	$394.5		$394.5	$417.2

Segment operating margin
Americas	26.8%	24.8%		24.8%	25.9%
EMEIA	2.2%	1.2%		1.2%	(0.1)%
Asia Pacific	(2.8)%	1.4%		1.4%	16.5%

Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America and South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.
2015 vs 2014

Net revenues
Net revenues for the year ended December 31, 2015 decreased by 0.1% ($1.6 million) compared to the same period in 2014 due to the following:

Pricing	0.5%
Volume	6.6%
Acquisitions / Divestitures	(2.2)%
Currency exchange rates	(5.0)%
Total	(0.1)%

The decrease in revenues was primarily due to unfavorable foreign currency exchange rate movements and the divestiture of our Venezuelan operation, partially offset by higher volumes, improved pricing and revenue from acquisitions in the current year. Net revenues from non-residential products for the year ended December 31, 2015 increased mid-single digits compared to the same period in the prior year due to new market growth, product launches and channel initiatives. Net revenues from residential products for the year ended December 31, 2015 increased upper single digits compared to the same period in the prior year primarily due to domestic market growth.

Operating income/margin
Segment operating income for the year ended December 31, 2015 increased $30.7 million and segment operating margin increased to 26.8% from 24.8% compared to the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$387.3	24.8%
Pricing and productivity in excess of inflation	9.1	0.4%
Volume/product mix	40.8	0.9%
Non-cash inventory impairment	29.1	1.9%
Currency exchange rates	(21.4)	(0.1)%
Investment spending	(13.0)	(0.8)%
Acquisitions / divestitures	(13.8)	(0.3)%
Restructuring / Spin-off costs / acquisition expenses	(0.1)	—%
December 31, 2015	$418.0	26.8%

The increase was primarily due to favorable volume/product mix, lower inventory impairment charges in Venezuela in the current year and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, the divestiture of our Venezuelan operations and increased investment spending primarily for new product development and channel development.

2014 vs 2013

Net revenues
Net revenues for the year ended December 31, 2014 increased by 3.0% ($45.3 million) compared to the same period in 2013 due to the following:

Pricing	2.7%
Volume	3.5%
Acquisitions	0.8%
Impact of consolidated joint venture order flow change	(3.4)%
Currency exchange rates/other	(0.6)%
Total	3.0%

The increase in revenues was primarily due to increased residential and commercial volumes as well as new products, acquisitions in 2014 and price increases in Venezuela, partially offset by unfavorable foreign currency exchange rate movements and the impact of the change in order flow through our consolidated joint venture in Asia in 2013.

Operating income/margin
Segment operating income for the year ended December 31, 2014 decreased $4.8 million and segment operating margin decreased to 24.8% from 25.9% compared to the same period in 2013 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2013	$392.1	25.9%
Impact of consolidated joint venture order flow change	—	0.9%
Pricing and productivity in excess of inflation	23.2	0.8%
Volume/product mix	17.0	(0.1)%
Non-cash inventory impairment	(33.3)	(2.1)%
Currency exchange rates	1.4	0.3%
Investment spending	(13.1)	(0.9)%
December 31, 2014	$387.3	24.8%

The decrease was primarily due to the $33.3 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar , increased investment spending primarily for new product development and the impact of the change in order flow through our consolidated joint venture in Asia. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable volume/product mix and favorable foreign currency exchange rate movements.

EMEIA
Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are Bricard, CISA, Interflex and SimonsVoss. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

Effective September 1, 2014 we sold our United Kingdom (UK) Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented.

During the year ended December 31, 2013, we recorded a non-cash pre-tax goodwill impairment charge of $137.6 million, which has been excluded from these results.
2015 vs 2014

Net revenues
Net revenues for the year ended December 31, 2015 decreased by 1.8% ($7.1 million) compared to the same period in 2014 due to the following:

Pricing	1.1%
Volume	0.3%
Acquisitions / Divestitures	11.8%
Currency exchange rates	(15.0)%
Total	(1.8)%

The decrease in revenues was primarily due to unfavorable foreign currency exchange rate movements, partially offset by revenue from acquisitions in the current year, improved pricing and slightly higher volumes.

Operating income/margin
Segment operating income for the year ended December 31, 2015 increased $3.7 million and operating margin increased to 2.2% from 1.2% compared to the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$4.9	1.2%
Pricing and productivity in excess of inflation	16.3	4.5%
Volume/product mix	(0.7)	(0.2)%
Currency exchange rates	(6.2)	(1.6)%
Investment spending and other items	(2.2)	(0.5)%
Acquisitions / divestitures	7.1	1.5%
Restructuring / Spin-off costs / acquisition expenses	(10.6)	(2.7)%
December 31, 2015	$8.6	2.2%
The increase was primarily due to pricing improvements and productivity in excess of inflation and the impact of acquisitions in the current year. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, unfavorable volume/product mix and the year-over-year change in restructuring charges, acquisition expenses and separation costs incurred in connection with the Spin-off.

2014 vs 2013

Net revenue
Net revenues for the year ended December 31, 2014 decreased by 2.0% ($8.0 million) compared to the same period in 2013 due to following:

Volume/product mix	(1.3)%
Pricing	1.0%
Currency exchange rates	0.1%
Restructuring actions	(1.8)%
Total	(2.0)%

The decrease in revenues was primarily due to decreased volumes due to economic weakness in certain markets as well as lower revenue as a result of managements' actions to exit unprofitable businesses. These decreases were partially offset by improved pricing and favorable foreign currency exchange rate movements.

Operating income/margin
Segment operating income for the year ended December 31, 2014 increased $5.2 million and operating margin increased to 1.2% from (0.1)% compared to the same period in 2013 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2013	$(0.3)	(0.1)%
Pricing and productivity in excess of inflation	14.4	3.6%
Volume/product mix	(3.7)	(0.9)%
Investment spending	(3.0)	(0.8)%
Currency exchange rates	0.5	0.2%
Restructuring / Spin-off costs	(3.0)	(0.8)%
December 31, 2014	$4.9	1.2%
The increase was primarily due to pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements and other items. These increases were partially offset by unfavorable volume/product mix, increased investment spending and the year-over-year change in restructuring charges and separation costs incurred in connection with the Spin-off.

Asia Pacific
Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout the Asia Pacific region. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, electronic product and access control systems. This segment’s primary brands are Milre, Schlage, CISA, Von Duprin and LCN.

2015 vs 2014

Net revenues
Net revenues for the year ended December 31, 2015 decreased by 25.2% ($41.5 million) compared to the same period in 2014, due to the following:

Pricing	0.2%
Volume	(1.5)%
Acquisitions / Divestitures	(19.6)%
Currency exchange rates	(4.3)%
Total	(25.2)%

The decrease in revenues was primarily due to the divestiture of Bocom, unfavorable foreign currency exchange rate movements, and lower volume partially offset by improved pricing and revenue from acquisitions. Bocom historically generated the majority of its revenue in the fourth quarter and, as a result of the sale in November 2015, revenue was lower by approximately $51.3 million compared to 2014. This decrease is reflected in the Acquisitions / Divestitures line above. Bocom also experienced a decline in revenue prior to the sale compared to the prior year, which is reflected in the Volume line above. The decline in volume due to Bocom was partially offset by increased volume in our remaining business.

Operating income/margin
Segment operating income for the year ended December 31, 2015 decreased $5.7 million and segment operating margin decreased to (2.8)% from 1.4% compared with the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$2.3	1.4%
Pricing and productivity in excess of inflation	2.4	1.2%
Adjustment to allowance for doubtful accounts	1.2	0.7%
Currency exchange rates	(2.2)	(1.3)%
Investment spending and other items	(0.2)	(0.1)%
Acquisitions / Divestitures	(5.5)	(3.8)%
Restructuring / Spin-off costs / acquisition expenses	(1.4)	(0.9)%
December 31, 2015	$(3.4)	(2.8)%
The decrease was primarily related to the divestiture of Bocom, unfavorable foreign currency exchange rate movements and the year-over-year change in restructuring charges, acquisition expenses and separation costs incurred in connection with the Spin-off . These decreases were partially offset by the impact of the acquisitions discussed above, pricing improvements and productivity in excess of inflation. Additionally, operating income in the prior year included a $2.5 million charge to increase the allowance for doubtful accounts compared to a $1.3 million charge in the current year.

2014 vs 2013

Net revenues
Net revenues for the year ended December 31, 2014 increased by 7.4%, ($11.4 million) compared with the same period of 2013, which primarily resulted from the following:

Pricing	5.6%
Volume	0.3%
Acquisitions	2.8%
Currency exchange rates	(1.3)%
Total	7.4%

The increase in revenues was mainly due to improved pricing, revenue from acquisitions in 2014 and favorable volume, partially offset by unfavorable foreign currency exchange rate movements.

Operating income/margin
Segment operating income for the year ended December 31, 2014 decreased $23.1 million and segment operating margin decreased to 1.4% from 16.5% compared with the same period in 2013 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2013	$25.4	16.5%
2013 non-recurring items	(25.4)	(16.3)%
2014 increase to allowance for doubtful accounts	(2.5)	(1.6)%
Investment spending and Spin-off costs	(2.2)	(1.4)%
Currency exchange rates	(0.7)	(0.5)%
Volume/product mix	3.7	2.2%
Pricing and productivity in excess of inflation	2.6	1.7%
Acquisitions	1.4	0.8%
December 31, 2014	$2.3	1.4%
The decrease was primarily related to the $25.4 million of items in 2013 that did not recur in 2014 including a $21.5 million gain on the sale of a property in China, a $1.9 million one-time benefit related to the closure of our Asia joint venture manufacturing facility, and $2.0 million of non-recurring favorable items in 2013. The decrease was also due to a $2.5 million charge to increase the allowance for doubtful accounts in the second quarter of 2014, increased investment spending, unfavorable foreign currency exchange rate movements and increased separation costs incurred in connection with the Spin-off. These decreases were partially offset by favorable volume/product mix, pricing improvements and productivity in excess of inflation and revenue from acquisitions in 2014.

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our Revolver) and capital markets. We believe that our future cash provided by operating activities, availability under our Revolver and access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the years ended December 31. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2015	2014	2013
Cash provided by continuing operating activities	$257.4	$259.0	$229.3
Cash used in investing activities	(533.8)	(34.8)	(18.7)
Cash provided by (used in) financing activities	195.0	(150.0)	(292.4)

Operating activities

Net cash provided by continuing operating activities for the year ended December 31, 2015 decreased $1.6 million compared to the same period in 2014. Operating cash flows for 2015 reflect lower earnings from continuing operations compared to the same period in the prior year as well as increased use of working capital.

Net cash provided by continuing operating activities for the year ended December 31, 2014 increased $29.7 million compared to the same period in 2013. Operating cash flows for 2014 reflect higher earnings from continuing operations compared to the same period in 2013 as well as lower working capital.

Investing activities

Net cash used in investing activities for the year ended December 31, 2015 increased $499.0 million compared to the same period in the prior year. During the year ended December 31, 2015, we paid $511.3 million of cash for the acquisitions described above. This was offset by a decrease in capital expenditures and cash received from the sale of marketable securities.

Net cash used in investing activities for the year ended December 31, 2014 increased $16.1 million compared to the same period in 2013. Cash used in investing activities for the year ended December 31, 2014 included $51.5 million of capital expenditures, an increase of $31.3 million from 2013, as we invested in information technology systems, new product development and manufacturing plant investments to support our growth initiatives. In addition, we spent $25.2 million of cash for acquisitions in 2014.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2015 increased $345.0 million compared to the same period in the prior year. We borrowed $400.0 million under the Revolver to partially finance the purchases of Simons Voss and AXA in the third quarter of 2015. Net proceeds from the issuance of our $300.0 million 2023 Senior Notes were used to repay a portion of the borrowings under the Revolver and the remaining borrowings were repaid with cash on-hand by December 31, 2015. Net repayments of other debt totaled $21.7 million for the year ended December 31, 2015 primarily associated with required amortization payments of our Term Loan A facility. Cash used in other financing activities increased $11.3 million for the year ended December 31, 2015 compared to the same period in the prior year primarily due to higher dividend payments and higher debt issuance costs partially offset by lower repurchases of our ordinary shares.

Net cash used in financing activities for the year ended December 31, 2014 decreased $142.4 million compared to the same period in 2013. In the 2013, $1,300.0 million of proceeds from the issuance of the Senior Notes and the Senior Secured Credit facilities as well as additional cash generated throughout the year were distributed to Ingersoll Rand in connection with the Spin-off, net of debt issuance costs. In 2014, we made $37.2 million, net repayments on the Senior Secured Credit Facilities and $40.8 million of repayments of other borrowings, we paid $30.0 million of dividends to our ordinary shareholders and we repurchased $50.3 million of our ordinary shares.

Capitalization

Borrowings at December 31 consisted of the following:

In millions	2015	2014
Term Loan A Facility	$926.7	$962.8
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	—
Other debt, including capital leases, maturing in various amounts through 2016	18.7	1.8
Total debt	$1,545.4	$1,264.6
Less current portion of long term debt	65.6	49.6
Total long-term debt	$1,479.8	$1,215.0

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2016, 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $36.1 million on the Term Loan Facility as of the year ended December 31, 2015. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.
We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. During August 2015, we borrowed $400.0 million under the Revolver and repaid the borrowed amount in full as of the year ended December 31, 2015. At December 31, 2015 and 2014, we did not have any borrowings outstanding under the Revolver. We had $26.6 million and $28.5 million of letters of credit outstanding at December 31, 2015 and 2014, respectively, which reduce availability under the Revolver.

We are required to comply with certain covenants under our Senior Secured Credit Facility. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of December 31, 2015, we were in compliance with these covenants. The indentures to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions. For further details on these covenants, see Note 10 to the Consolidated Financial Statements.

The majority of our earnings are considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.  At December 31, 2015, we had cash and cash equivalents of $199.7 million. Approximately 62% of our cash and cash equivalents was located outside the U.S.

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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. In December 31, 2015, the funded status of our qualified pension plan for U.S. employees declined to 70.9% from 77.6% at December 31, 2014 primarily due to benefit accruals in excess of contributions. The funded status for our non-U.S. pension plans decreased to 91.6% at December 31, 2015 from 95.8% at December 31, 2014. The decrease in funded status for the non-U.S. was primarily due to benefit accruals in excess of contributions. Funded status for all of our pension plans at December 31, 2015 decreased to 81.7% from 87.2% at December 31, 2014. For further details on pension plan activity, see Note 12 to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$65.6	$—	$—	$—	$65.6
Long-term debt	—	93.8	786.0	600.0	1,479.8
Interest payments on long-term debt	56.3	106.2	95.3	61.4	319.2
Purchase obligations	125.1	—	—	—	125.1
Operating leases	18.7	22.8	10.8	2.8	55.1
Total contractual cash obligations	$265.7	$222.8	$892.1	$664.2	$2,044.8
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions

At December 31, 2015, we had net pension liabilities of $119.3 million, which consist of pension plan assets of $533.1 million and pension plan obligations of $652.4 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $10.8 million to our plans worldwide in 2016. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions

At December 31, 2015, we had postretirement benefit obligations of $12.9 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $1.1 million in 2016. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information.
Income Taxes

At December 31, 2015, we have total unrecognized tax benefits for uncertain tax positions of $23.8 million and $5.3 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
Contingent Liabilities

We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 22 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.

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
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value in step one is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being weighted in the calculation. The income approach relies on the Company’s estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The market approach reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the guideline publicly-traded companies and the subject reporting units.
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
Recoverability of other intangible assets with indefinite useful lives is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
The determination of the estimated fair value and the implied fair value of goodwill and other indefinite-lived intangible assets requires us to make assumptions about estimated cash flows including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.
The estimated fair values for each of our reporting units exceeded their carrying values by more than 10% for the 2015 goodwill impairment test. Additionally, a 1% increase in the discount rate used or a 1% decrease in the terminal growth rate would not result in any reporting unit failing step 1.
Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to the following:

•	Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;

•	Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;

•	The impacts of the market volatility, including greater-than-expected declines in pricing, reductions in volumes, or fluctuations in foreign exchange rates;

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
2013 Goodwill Impairment Test - In the third quarter of 2013, we determined that we were required to complete the first step of the two-step impairment test. The results of our impairment test indicated that the estimated fair value of our EMEIA reporting unit was less than its carrying value; consequently, we performed the second step of the impairment test to quantify the amount of the non-cash, goodwill impairment charge. In the third quarter of 2013 we recorded a non-cash pre-tax goodwill impairment charge of $137.6 million ($131.2 million after-tax). This charge had no impact on our cash flows or our compliance with debt covenants. For our annual goodwill impairment test performed during the fourth quarter of 2013, the fair value of our EMEIA reporting unit exceeded its carrying value by approximately 24%.
During 2013, we renegotiated a significant joint venture contract within our Asia Pacific - Other reporting unit and moved the related product line to our Americas segment. As a result of these business changes, we completed the first step of the two-step impairment test.
Other Indefinite-lived intangible assets - We performed our annual indefinite-lived intangible impairment testing in 2015 and determined our indefinite-lived intangible assets were not impaired. All indefinite-lived intangible assets had a fair value that exceeded their carrying value by more than 15%.
A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our trade names. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.

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

•
Loss contingencies – Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. We have recorded reserves in the consolidated financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material effect on our financial condition, results of operations, liquidity or cash flows for any year.

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
We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for our best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2015 and 2014, we had a customer claim accrual (contra receivable) of $24.5 million and $23.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2015 and 2014, we had a sales incentive accrual of $26.6 million and $23.2 million, respectively. Each of these accruals represents our best estimate we expect to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on our consolidated financial statements.

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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2015 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.7 million and the decline in the estimated return on assets would increase expense by approximately $0.5 million. A 1.0% increase in the healthcare cost trend rate would have no impact on expense as we have capped the annual maximum amount we will pay for retiree healthcare costs, therefore any additional costs would be assumed by the retiree.

•
Business combinations – The fair value of the consideration paid in a business combination is allocated to tangible assets and identifiable intangible assets, liabilities assumed and goodwill. The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of acquired intangible assets involving projections of future revenues and cash flows that are either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data and estimates of long-term growth rates. The impact of prior or future acquisitions on our financial condition or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 15 herein for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition.

Foreign Currency Exposures

We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage material currency exposures that are associated with purchases and sales and other assets and liabilities at the legal entity level, however we do not hedge currency translation risk. We attempt to hedge exposures that cannot be naturally offset to an insignificant amount with foreign currency derivatives. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2015, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $15.9 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2015.

Interest Rate Exposure

Outstanding borrowings under our Senior Secured Credit Facilities accrue interest at variable rates and expose us to interest rate risks. A 100 basis point increase in LIBOR would have resulted in incremental 2015 interest expense of approximately $6.5 million.

In June 2014, we entered into forward starting interest rate swaps for $300.0 million of our variable rate Term Loan A Facility. Swaps with notional amounts totaling $275.0 million effective January 2015 expire in September 2017 and swaps with notional amounts totaling $25.0 million effective January 2015 expire in December 2016. If the base interest rate in our credit facilities increases in the future then the floating-rate debt could have a material effect on our interest expense.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 26, 2016, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013
Consolidated balance sheets at December 31, 2015 and 2014
For the years ended December 31, 2015, 2014 and 2013:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$458.7	$519.5	$544.5	$545.4
Cost of goods sold	271.6	297.7	304.5	325.2
Operating income	71.0	95.7	110.4	81.5
Net earnings (loss)	43.7	65.0	(26.4)	72.0
Net earnings (loss) attributable to Allegion plc	45.4	63.9	(27.3)	71.9
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic	$0.47	$0.67	$(0.28)	$0.75
Diluted	$0.47	$0.66	$(0.28)	$0.74

In millions, except per share amounts	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$466.6	$531.5	$546.7	$573.5
Cost of goods sold	274.4	305.5	310.1	374.6
Operating income	67.8	89.4	106.1	63.0
Net earnings	37.7	46.7	66.0	22.2
Net earnings attributable to Allegion plc	35.9	43.2	60.7	35.4
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.37	$0.45	$0.63	$0.37
Diluted	$0.37	$0.44	$0.63	$0.37

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2015.

We have excluded Zero International, Inc., Brio, Milre Systek Co.,Ltd., SimonsVoss Technologies GmbH, and AXA Stenman Holding from our assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by us in purchase business combinations in 2015. Zero International, Inc., Brio, Milre Systek Co.,Ltd., SimonsVoss Technologies GmbH, and AXA Stenman Holding are wholly-owned subsidiaries whose total assets and total revenues represent 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. We are currently integrating these entities into our compliance programs and internal control processes.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting

Other than the exceptions noted above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALLEGION PLC
INDEX TO EXHIBITS
(Item 15(a))
Description
Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
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
4.3	Indenture, dated as of September 16, 2015, among Allegion plc, the guarantors party thereto and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).
4.4	Form of Global Note representing the Notes (included in Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).
10.1	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.2	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3
Guarantee and Collateral Agreement, among Allegion plc, Allegion US Holding Company Inc., the restricted subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed with the SEC on December 3, 2013 (File No. 001-35971).

10.4	2013 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.5	Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).
10.6	Supplemental Employee Savings Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Elected Officer Supplemental Program	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.8	Key Management Supplemental Program	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Supplemental Pension Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	David D. Petratis Offer Letter, dated June 19, 2013	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	Patrick S. Shannon Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Timothy P. Eckersley Offer Letter, dated October 3, 2013	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Lucia V. Moretti, Offer Letter, dated February 19, 2014	Filed herewith

10.15	Chris Muhlenkamp Offer Letter, dated October 4, 2013	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on April 30, 2015 (File No. 001-35971).

10.16	Form of Allegion plc Deed Poll Indemnity	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan	Incorporated by reference to Exhibit 10.33 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan	Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21
Second Amendment and Restated Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company, Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 30, 2015
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 30, 2015 (File No. 001-35971).

10.22	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.23	Form of Stock Option Award Agreement	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.24	Form of Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.25	Form of Special Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).
10.27	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

12.1	Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of subsidiaries of Allegion plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statements of Equity and (v) Notes to Consolidated Financial Statements.
Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 26, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President and Controller (Principal Accounting Officer)	February 26, 2016
(Douglas P. Ranck)

/s/ Michael J. Chesser	Director	February 26, 2016
(Michael J. Chesser)

/s/ Carla Cico	Director	February 26, 2016
(Carla Cico)

/s/ Kirk S. Hachigian	Director	February 26, 2016
(Kirk S. Hachigian)

/s/ Dean Schaffer	Director	February 26, 2016
(Dean Schaffer)

/s/ Martin E. Welch III	Director	February 26, 2016
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Allegion plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Allegion plc and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Zero International, Inc., Brio, Milre Systek Co.,Ltd., SimonsVoss Technologies GmbH, and AXA Stenman Holding from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations in 2015. We have also excluded Zero International, Inc., Brio, Milre Systek Co.,Ltd., SimonsVoss Technologies GmbH, and AXA Stenman Holding from our audit of internal control over financial reporting. Zero International, Inc., Brio, Milre Systek Co.,Ltd., SimonsVoss Technologies GmbH, and AXA Stenman Holding are wholly owned subsidiaries whose total assets and total revenues represent 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 26, 2016

Allegion plc Consolidated Statements of Comprehensive Income In millions, except share amounts

For the years ended December 31,	2015	2014	2013
Net revenues	$2,068.1	$2,118.3	$2,069.6
Cost of goods sold	1,199.0	1,264.6	1,208.1
Selling and administrative expenses	510.5	527.4	483.1
Goodwill impairment charge	—	—	137.6
Operating income	358.6	326.3	240.8
Interest expense	52.9	53.8	10.2
Loss on divestitures	104.2	—	—
Other (income) expense, net	(7.8)	4.6	7.2
Earnings before income taxes	209.3	267.9	223.4
Provision for income taxes	54.6	84.2	175.0
Earnings from continuing operations	154.7	183.7	48.4
Discontinued operations, net of tax	(0.4)	(11.1)	(3.6)
Net earnings	154.3	172.6	44.8
Less: Net earnings (loss) attributable to noncontrolling interests	0.4	(2.6)	12.5
Net earnings attributable to Allegion plc	$153.9	$175.2	$32.3
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$154.3	$186.3	$35.9
Discontinued operations	(0.4)	(11.1)	(3.6)
Net earnings	$153.9	$175.2	$32.3
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$1.61	$1.94	$0.37
Discontinued operations	(0.01)	(0.12)	(0.03)
Net earnings	$1.60	$1.82	$0.34
Diluted:
Continuing operations	$1.59	$1.92	$0.37
Discontinued operations	—	(0.12)	(0.03)
Net earnings	$1.59	$1.80	$0.34

Allegion plc Consolidated Statements of Comprehensive Income (continued) In millions, except share amounts

For the years ended December 31,	2015	2014	2013
Net earnings	$154.3	$172.6	$44.8
Other comprehensive income (loss)
Currency translation	(60.5)	(66.4)	(58.4)
Cash flow hedges and marketable securities
Unrealized net gains arising during period	15.8	2.0	7.0
Net gains reclassified into earnings	(17.5)	(2.5)	(0.9)
Tax expense	—	(0.5)	(0.3)
Total cash flow hedges and marketable securities, net of tax	(1.7)	(1.0)	5.8
Pension and OPEB adjustments:
Prior service gains (costs) for the period	(0.1)	0.3	(2.3)
Net actuarial gains (losses) for the period	(37.6)	(9.9)	34.1
Amortization reclassified into earnings	5.4	4.3	4.2
Settlements/curtailments reclassified to earnings	1.1	—	(0.1)
Net loss resulting from Spin-off	—	—	(42.9)
Currency translation and other	5.0	4.8	(0.4)
Tax (expense) benefit	3.0	15.7	(28.2)
Total pension and OPEB adjustments, net of tax	(23.2)	15.2	(35.6)
Other comprehensive loss, net of tax	(85.4)	(52.2)	(88.2)
Total comprehensive income (loss), net of tax	$68.9	$120.4	$(43.4)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.9)	(3.3)	13.3
Total comprehensive income (loss) attributable to Allegion plc	$69.8	$123.7	$(56.7)

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$199.7	$290.5
Accounts and notes receivable, net	303.4	230.4
Inventories	204.1	169.3
Current tax receivable and deferred taxes	10.5	32.7
Other current assets	17.4	22.9
Assets held for sale	—	255.9
Total current assets	735.1	1,001.7
Property, plant and equipment, net	224.8	207.2
Goodwill	714.1	484.4
Intangible assets, net	372.4	125.4
Deferred taxes	91.9	72.2
Other noncurrent assets	147.0	125.0
Total assets	$2,285.3	$2,015.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175.1	$175.6
Accrued compensation and benefits	72.4	71.5
Accrued expenses and other current liabilities	124.9	98.8
Current tax payable and deferred taxes	9.1	33.5
Short-term borrowings and current maturities of long-term debt	65.6	49.6
Liabilities held for sale	—	103.5
Total current liabilities	447.1	532.5
Long-term debt	1,479.8	1,215.0
Postemployment and other benefit liabilities	145.4	122.0
Deferred and noncurrent income taxes	120.0	57.0
Other noncurrent liabilities	63.3	70.9
Total liabilities	2,255.6	1,997.4
Equity:
Allegion plc shareholders’ equity (deficit)
Ordinary shares, $0.01 par value (95,991,259 shares issued at December 31, 2015)	1.0	1.0
Capital in excess of par value	24.4	—
Retained earnings	232.4	142.4
Accumulated other comprehensive loss	(232.2)	(148.2)
Total Allegion plc shareholders’ equity (deficit)	25.6	(4.8)
Noncontrolling interest	4.1	23.3
Total equity	29.7	18.5
Total liabilities and equity	$2,285.3	$2,015.9
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity (deficit)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Parent company's net investment	Non-controlling Interest
		Amount	Shares
Balance at December 31, 2012	$1,385.7	$—	—	$—	$—	$(7.7)	$1,370.4	$23.0
Net earnings	44.8	—	—	—	5.4	—	26.9	12.5
Other comprehensive income	(88.2)	—	—	—	—	(89.0)	—	0.8
Shares issued under incentive stock plans	1.3	—	—	1.3	—	—	—	—
Share-based compensation	5.5	—	—	0.8	—	—	4.7	—
Dividends declared to noncontrolling interest	(5.2)	—	—	—	—	—	—	(5.2)
Distribution/contribution to/from Parent Company	(1,378.9)	—	—	—	—	—	(1,378.9)	—
Conversion of Parent Company investment	—	1.0	96.0	26.4	(4.3)	—	(23.1)	—
Balance at December 31, 2013	(35.0)	1.0	96.0	28.5	1.1	(96.7)	—	31.1
Net earnings	172.6	—	—	—	175.2	—	—	(2.6)
Other comprehensive income (loss)	(52.2)	—	—	—	—	(51.5)	—	(0.7)
Shares issued under incentive stock plans	18.5	—	—	18.5	—	—	—	—
Repurchase of ordinary shares	(50.3)	—	(1.0)	(48.8)	(1.5)	—	—	—
Share-based compensation	13.1	—	0.8	13.1	—	—	—	—
Dividends declared to noncontrolling interest	(4.5)	—	—	—	—	—	—	(4.5)
Cash dividends declared ($0.32 per share)	(30.7)	—	—	—	(30.7)	—	—	—
Other	(13.0)	—	—	(11.3)	(1.7)	—	—	—
Balance at December 31, 2014	18.5	1.0	95.8	—	142.4	(148.2)	—	23.3
Net earnings	154.3	—	—	—	153.9	—	—	0.4
Other comprehensive loss	(85.4)	—	—	—	—	(84.0)	—	(1.4)
Shares issued under incentive stock plans	14.3	—	—	14.3	—	—	—	—
Repurchase of ordinary shares	(30.0)	—	(0.5)	(4.5)	(25.5)	—	—	—
Share-based compensation	14.6	—	0.7	14.6	—	—	—	—
Acquisition/divestiture of noncontrolling interest	1.7	—	—	—	—	—	—	1.7
Dividends declared to noncontrolling interest	(19.9)	—	—	—	—	—	—	(19.9)
Cash dividends declared ($0.40 per share)	(38.4)	—	—	—	(38.4)	—	—	—
Balance at December 31, 2015	$29.7	$1.0	96.0	$24.4	$232.4	$(232.2)	$—	$4.1
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net earnings	$154.3	$172.6	$44.8
Loss from discontinued operations, net of tax	0.4	11.1	3.6
Adjustments to arrive at net cash provided by operating activities:
Goodwill impairment charge	—	—	137.6
Write-off of debt issuance costs	—	4.5	—
Depreciation and amortization	53.2	48.8	46.1
Share based compensation	14.6	13.1	0.8
Excess tax benefit from share based awards	(3.3)	(4.5)	—
Loss on sale of business	102.8	—	—
Gain on sale of marketable securities	(11.0)	—	—
(Gain) loss on sale of property, plant and equipment	0.9	0.1	(21.8)
Equity earnings, net of dividends	0.3	(0.5)	—
Deferred income taxes	(2.0)	17.2	17.7
Other items	(11.3)	10.9	(30.1)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(13.5)	(8.0)	27.9
Inventories	(5.8)	3.4	3.9
Other current and noncurrent assets	(5.0)	(24.2)	80.3
Increase (decrease) in:
Accounts payable	(14.7)	43.4	(16.7)
Other current and noncurrent liabilities	(2.5)	(28.9)	(64.8)
Net cash provided by continuing operating activities	257.4	259.0	229.3
Net cash used in discontinued operating activities	(0.4)	(3.1)	(5.4)
Net cash provided by operating activities	257.0	255.9	223.9
Cash flows from investing activities:
Capital expenditures	(35.2)	(51.5)	(20.2)
Restricted cash	—	40.2	(40.2)
Acquisition of businesses, net of cash acquired	(511.3)	(25.2)	—
Proceeds from sale of property, plant and equipment	0.3	0.5	41.7
Proceeds from business dispositions, net of cash sold	0.1	1.2	—
Proceeds from sale of marketable securities	12.3	—	—
Net cash used in investing activities	$(533.8)	$(34.8)	$(18.7)

Allegion plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2015	2014	2013
Cash flows from financing activities:
Short-term borrowings, net	18.8	(22.0)	38.9
Proceeds from revolving credit facility	400.0	—	—
Proceeds from long-term debt	300.0	956.3	1,300.0
Payments of long-term debt	(440.5)	(1,012.3)	—
Net proceeds (repayments) of debt	278.3	(78.0)	1,338.9
Debt issuance costs	(9.0)	(5.8)	(29.1)
Excess tax benefit from share-based compensation	3.3	4.5	—
Dividends paid to ordinary shareholders	(38.3)	(30.0)	—
Dividends paid to noncontrolling interests	(20.0)	(4.5)	(5.2)
Repurchase of ordinary shares	(30.0)	(50.3)	—
Net transfers to Parent and affiliates	—	—	(1,598.3)
Proceeds from shares issued under incentive plans	11.0	14.1	1.3
Other, net	(0.3)	—	—
Net cash provided by (used in) financing activities	195.0	(150.0)	(292.4)
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(8.0)	(2.9)
Net increase (decrease) in cash and cash equivalents	(90.8)	63.1	(90.1)
Cash and cash equivalents – beginning of period	290.5	227.4	317.5
Cash and cash equivalents – end of period	$199.7	$290.5	$227.4
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company") are a leading global company that creates peace of mind by pioneering safety and security. The Company offers an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands including CISA®, Interflex®, LCN®, Schlage® and Von Duprin®.

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
Basis of presentation: The Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as defined by the Financial Accounting Standards Board ("FASB") within the FASB Accounting Standards Codification ("ASC").
Prior to the Spin-off, the Company’s consolidated financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Ingersoll Rand and included allocations for direct costs and indirect costs attributable to the operations of the Company. Subsequent to the Spin-off, the Company’s financial statements as of and for the years ended December 31, 2015, 2014 and 2013 are presented on a consolidated basis as the Company became a separate consolidated group.

The Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2013 includes allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Ingersoll Rand, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. The Company used certain underlying activity drivers as a basis of allocation including revenue, assets, head-count utilization and other factors. Note 21 provides information regarding general overhead allocations. The Company believes such allocations are reasonable, however these Consolidated Financial Statements do not purport to reflect what the results of operations, comprehensive income (loss), financial position, equity or cash flows would have been had the Company operated as a stand-alone public company for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interest as a component of Total equity in the Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Allegion in the Consolidated Statement of Comprehensive Income.

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

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, pension plans, postretirement benefits other than pensions, taxes, environmental costs, product liability and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined.

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

Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with GAAP. Available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by GAAP, a loss is recorded in the Consolidated Statement of Comprehensive Income in the period determined.

Inventories: Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve, which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. Changes in the financial condition of customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding the Company's estimates. The Company's estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; trade accounts receivable aging; and historical loss experience. The Company reserved $3.8 million and $3.2 million for doubtful accounts as of December 31, 2015 and 2014, respectively.

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

The calculation of estimated fair value is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being weighted in the calculation. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.

Recoverability of other intangible assets with indefinite useful lives (i.e. Trademarks) is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

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

Income Taxes:  For purposes of the Company’s Consolidated Financial Statements for periods prior to the Spin-off, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from Ingersoll Rand. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Spin-off. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Spin-off. Cash paid for income taxes for the year ended December 31, 2015 was $80.6 million.

The income tax accounts reflected in the Consolidated Balance Sheets as of December 31, 2015 and 2014 include income taxes payable and deferred taxes allocated to the Company at the time of the Spin-off. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

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

The Company offers various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company’s best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2015 and 2014, the Company had a customer claim accrual (contra receivable) of $24.5 million and $23.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2015 and 2014, the Company had a sales incentive accrual of $26.6 million and $23.2 million, respectively. Each of these accruals represents the Company’s best estimate it expects to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 22 for further details of environmental matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2015, 2014 and 2013, these expenditures amounted to approximately $45.2 million, $43.3 million and $39.6 million, respectively and consist of salaries, wages, benefits, building costs and other overhead expenses.

Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years.

Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 12 for further details on employee benefit plans.

Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using inputs derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve and, in certain instances, with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 22 for further details on loss contingencies.

Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency and interest rates. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 11 for further details on derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation in Accounting Standards Codification Topic 205-20 (Presentation of Financial Statements — Discontinued Operations) and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 redefines a discontinued operation as a component or group of components of an entity that (1) has been disposed of by sale or other than by sale or is classified as held for sale and (2) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. According to the ASU, a strategic shift that has (or will have) a major effect on an entity’s operations and results includes the disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. The ASU is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014. As a result of the adoption of ASU 2014-08, the Company's divestiture of its operation in Venezuela and of its systems integration business in China did not qualify as discontinued operations. See Note 9 for more information.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to the issuance of the standard, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, however early adoption was permitted. The Company adopted the provisions of ASU 2015-17 on a prospective basis at December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The ASU will be effective for annual reporting periods beginning after December 15, 2015, however, early adoption was permitted. The Company adopted the provisions of ASU 2015-07 on a retrospective basis at December 31, 2015.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. On July 9, 2015, the FASB voted to defer the effective date by one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for periods beginning on or after December 15, 2016. The Company is assessing the impact ASU 2014-09 will have on the Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The requirements of ASU 2014-12 are not expected to have a significant impact on the Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU will be effective in the fourth quarter of 2016. Early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. The ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of December 31, 2015, the Company had $29.2 million in unamortized debt issuance costs.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The requirements of ASU 2015-11 are not expected to have a significant impact on the Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The requirements of ASU 2015-16 are not expected to have a significant impact on the Consolidated Financial Statements.

NOTE 3 – MARKETABLE SECURITIES

At December 31, marketable securities included within Other noncurrent assets in the Consolidated Balance Sheets were as follows:

	2015			2014
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$1.2	$13.0	$14.2	$5.2	$12.7	$17.9

NOTE 4 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2015	2014
Raw materials	$58.9	$52.7
Work-in-process	30.0	26.0
Finished goods	115.2	90.6
Total	$204.1	$169.3

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2015	2014
Land	$14.5	$13.7
Buildings	125.9	117.4
Machinery and equipment	340.1	330.9
Software	101.9	96.8
Construction in progress	34.1	21.0
	616.5	579.8
Accumulated depreciation	(391.7)	(372.6)
Total	$224.8	$207.2

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $36.4 million, $34.5 million and $36.1 million, which includes amounts for software amortization of $14.4 million, $12.7 million and $12.6 million.

NOTE 6 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill are as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2013 (gross)	$362.8	$540.0	$65.6	$968.4
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
December 31, 2013 (net)	362.8	61.4	58.7	482.9
Acquisitions	2.3	—	10.3	12.6
Currency translation	(0.3)	(7.0)	(3.8)	(11.1)
December 31, 2014 (net)	364.8	54.4	65.2	484.4
Acquisitions	9.2	219.3	27.9	256.4
Write-off	(0.8)	—	—	(0.8)
Currency translation	(0.4)	(18.9)	(6.6)	(25.9)
December 31, 2015 (net)	$372.8	$254.8	$86.5	$714.1

* Accumulated impairment consists of charges of $137.6 million (EMEIA), $341.0 million (EMEIA) and $6.9 million (Asia Pacific) recorded in 2013, 2008 and 2007, respectively, as a result of the Company's impairment testing. During the third quarter of 2013 the Company performed an interim impairment test on goodwill of its EMEIA reporting unit. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the EMEIA reporting unit was less than its carrying value; consequently, the Company completed the second step of the interim impairment test, which resulted in a $137.6 million non-cash pre-tax goodwill impairment charge.

As discussed in Note 9 - Divestitures in 2015 the assets of Bocom within the Asia Pacific segment were reclassified to assets held for sale within the December 31, 2014 Consolidated Balance Sheet. Goodwill allocated to this business was $21.6 million at December 31, 2014. In conjunction with determining the fair value of the assets held for sale, the Company determined that the goodwill assigned to this business was impaired. As a result, approximately $21.0 million of the $78.1 million pre-tax charge related to the divestiture recorded in 2015 related to the write-off of goodwill.

The estimated fair values for each of the Company's reporting units exceeded their carrying values by more than 10% for the 2015 goodwill impairment test.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2015			2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$49.0	$(23.1)	$25.9	$27.1	$(22.8)	$4.3
Customer relationships	278.7	(40.2)	238.5	94.7	(37.0)	57.7
Trademarks (finite-lived)	81.2	(35.3)	45.9	89.3	(36.0)	53.3
Other	9.0	(9.0)	—	10.2	(10.2)	—
Total finite-lived intangible assets	417.9	$(107.6)	310.3	221.3	$(106.0)	115.3
Trademarks (indefinite-lived)	62.1		62.1	10.1		10.1
Total	$480.0		$372.4	$231.4		$125.4

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2015, 2014 and 2013 was $11.9 million, $9.5 million and $9.5 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $19.0 million for 2016, $18.9 million for 2017, $18.9 million for 2018, $18.9 million for 2019, and $18.9 million for 2020.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each year. In each year, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2015, 2014 and 2013.

NOTE 8 - ACQUISITIONS

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

Total consideration paid for the acquisitions was $511.3 million (net of cash acquired). The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	34.8
Other current assets	2.0
Property, plant and equipment, net	27.2
Goodwill	256.4
Intangible assets, net	273.8
Other noncurrent assets	12.5
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(30.1)
Deferred tax liabilities and other noncurrent liabilities	(76.4)
$511.3

Intangible assets are primarily comprised of acquired customer lists and completed technologies. Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition (i.e., assembled workforce). The majority of the goodwill is not deductible. The purchase price allocations for the acquisitions are pending completion of valuations for certain assumed liabilities and calculation of deferred tax balances. These acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

	December 31,
In millions, except per share amounts	2015	2014
Net revenues	$2,170.2	$2,305.2
Net earnings (loss) attributable to Allegion plc	$167.0	$155.6
Basic income (loss) per share	$1.74	$1.62
Diluted income (loss) per share	$1.72	$1.60

During the year ended December 31, 2015 the Company incurred $17.9 million of acquisition related costs. These expenses are included in Selling and administrative expenses in the Consolidated Statement of Comprehensive Income. For pro forma purposes, these expenses were assumed to have been incurred on January 1, 2014. Pro forma Net earnings (loss) attributable to Allegion plc in the table above has been adjusted to reflect the costs in the assumed acquisition period.

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

The following financial information reflects the revenue and earnings of the acquired companies since their respective acquisition dates included in the Consolidated Statement of Comprehensive Income as of the year ended December 31, 2015.

In millions	2015
Net revenues	$74.5

Earnings before income tax	$2.2

Earnings before income tax includes $7.1 million of expenses related to the step-up of acquired inventory to fair value.

NOTE 9 - DIVESTITURES

As previously disclosed, the Company sold its majority ownership in its Venezuelan operation to Venezuelan investors. As a result of the sale in the third quarter of 2015, the Company recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments that were previously deferred in equity and were reclassified to a loss in the Consolidated Statement of Comprehensive Income upon sale. $16.2 million of assets and $3.5 million of liabilities related to the Venezuela operation were reclassified to assets and liabilities held for sale within the Consolidated Balance Sheets for all periods presented.

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Bocom") in the fourth quarter of 2015. Bocom operates a security system integration business exclusively in China and provides services primarily to Chinese governments and government agencies. Under the terms of the transaction, the Company may receive consideration of up to $75 million based on the future cash collection performance of Bocom and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, the Company will retain 15% of the shares of Bocom. The Company currently estimates the fair value of the consideration to be $75.3 million, of which $51.2 million is classified in Accounts and notes receivable, net and the remaining amount is classified within Other assets within the Consolidated Balance Sheet. The Company currently estimates payment to be completed in approximately 2 years; however repayment may be delayed depending on the timing of future cash collections. The Company may incur additional charges if it is determined that future cash collections will no longer occur.

The consideration has been accounted for as a receivable and recorded net of an unamortized discount. A nominal discount was amortized and recognized in Interest income on the Consolidated Statement of Comprehensive Income based on the expected term of the receivable. The fair value of the receivable was estimated by discounting the expected future cash flows. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As a result of the sale, the Company recorded a non-cash, pre-tax charge of $78.1 million ($82.4 million after tax charges) during the year ended December 31, 2015 to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction. Bocom's assets and liabilities were reclassified to assets and liabilities held for sale within the Consolidated Balance Sheets for all periods presented.

Bocom's assets and liabilities held for sale at December 31, 2014 were comprised of the following:

in millions	December 31, 2014
Accounts receivable, net	$26.8
Costs in excess of billings on uncompleted contracts	181.1
Inventory	1.3
Other current assets	4.0
Other noncurrent assets	24.2
Total assets held for sale	$237.4

Accounts payable	$72.9
Accrued expenses & other current liabilities	24.8
Other noncurrent liabilities	0.8
Total liabilities held for sale	$98.5

Net revenues and loss before income taxes of Bocom for the year ended December 31 were as follows:

	Twelve months ended
In millions	2015	2014
Net Revenues	$38.5	$97.3

Earnings (loss) before income taxes	$(63.4)	$3.6

Net revenues and earnings for Bocom were historically weighted to the second half of the year, reflecting typical seasonality of contract awards.

NOTE 10 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2015	2014
Term Loan A Facility	$926.7	$962.8
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	—
Other debt, including capital leases, maturing in various amounts through 2016	18.7	1.8
Total debt	$1,545.4	$1,264.6
Less current portion of long term debt	65.6	49.6
Total long-term debt	$1,479.8	$1,215.0

Senior Secured Credit Facilities

In September 2015, the Company entered into a Second Amendment and Restatement Agreement (the “Second Amendment and Restatement Agreement”) to amend and restate its existing Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of November 26, 2013 and amended and restated on October 15, 2014. The Second Amended and Restated Agreement provides for (i) $1.438 billion of Senior Secured Facilities, consisting of a$938.4 million Term Loan Facility due in 2020 (the "Term Loan A Facility") and (ii) a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities."

The terms of the Second Amendment and Restatement Agreement are substantially consistent with the terms of the previous agreements, subject to certain changes, including:(i) a reduction of the applicable margin for LIBOR rate borrowings to range from 1.375% to 1.875% (down from 1.50% to 2.00%) and the applicable margin for base rate borrowings to range from 0.375% to 0.875% (down from 0.50% to 1.00%), in each case depending on the corporate credit or family rating, (ii) an extension of the maturity date of the Revolver and the Term Loan Facility from October 15, 2019 to October 15, 2020; and (iii) changes to certain other terms of the Credit Agreement, including the restrictive covenants, to provide the Company with additional flexibility.

The Company repaid $36.1 million of principal on its Term Loan A Facility during the year ended December 31, 2015. Borrowings outstanding under the Term Loan A Facility were $926.7 million on December 31, 2015. Allegion plc remains the primary borrower under the Second Amended and Restated Credit Agreement.

Term Facilities. The Term Loan A Facility amortizes in quarterly installments at the following rates per year: 5% in 2016; 5% in 2017; 5% in 2018 and 10% in each year thereafter, with the final installment due on October 15, 2020.

Revolver. The five-year Senior Secured Revolving Credit Facility permits borrowings of up to $500.0 million. The Revolver is comprised of two tranches: a $400 million tranche available in U.S. Dollars and a multi-currency tranche capped at $100 million. The Revolver also includes $100.0 million available for the issuance of letters of credit, however outstanding letters of credit reduce availability under the Revolver. The Revolver matures and the commitments thereunder will terminate on October 15, 2020. The Company pays certain fees with respect to the Revolver, including a commitment fee on the undrawn portion of the Revolver of 0.25% per year.

During August 2015, the Company borrowed $400.0 million under the Revolver in order to fund a portion of the acquisitions of SimonsVoss and AXA. The Company used the proceeds of the 2023 Senior Notes offering, discussed below, and cash on hand to repay the $400.0 million outstanding between September and December. At December 31, 2015, the Company did not have any borrowings outstanding under the Revolver and had $26.6 million of letters of credit outstanding.

Guarantees and Collateral. The indebtedness, obligations and liabilities under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by certain of Allegion plc's subsidiaries, and will be secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrowers and each U.S. guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material subsidiary held by the borrowers or any guarantor (subject to certain limitations with respect to non U.S. subsidiaries) and (ii) perfected security interests in, and mortgages on, accounts, inventory, equipment, general intangibles, commercial tort claims, investment property, intellectual property, material fee-owned real property, letter-of-credit rights, intercompany notes and proceeds of the foregoing, except for certain excluded assets.

Mandatory Prepayments. In accordance with the Senior Secured Credit Facility, net cash proceeds of non-recourse asset sales and proceeds received from certain additional indebtedness will require prepayment of the Term Loan with proceeds received. In addition, starting with the year ended December 31, 2016 the Company may be required to apply between 0%-50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility. However, this percentage reduces to certain levels and eventually to zero upon achievement of certain leverage ratios.

Voluntary Prepayments. The Company may voluntarily prepay the outstanding Term Facility in whole or in part at any time without premium or penalty. Optional prepayments of the Term Facility will be applied to the remaining installments at the direction of the borrower.

Commitments under the Revolver may be reduced in whole or in part at any time without premium or penalty.

Covenants. The Senior Secured Credit Facility contains certain customary covenants that, among other things, limit or restrict (subject to certain exceptions) the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or redeem or repurchase capital stock.

In addition, the Senior Secured Credit Facility contains certain financial covenants, which include a maximum leverage ratio and an interest expense coverage ratio. As of December 31, 2015, the Company is required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, the Company is required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of December 31, 2015 the Company was in compliance with all of these covenants.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of the borrower, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. As of December 31, 2015, the Company elected to borrow utilizing LIBOR. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.375% to 1.875%. The margin for Term Loan A Facility borrowings was 1.625% as of December 31, 2015.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for $300.0 million of the Company's variable rate Term Loan Facility. Swaps with notional amounts totaling $275.0 million were effective in January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million were effective in January 2015 and expire in December 2016.

Senior Notes

In October 2013, Allegion US Holding Company Inc., the Company's wholly-owned subsidiary ("Allegion US"), issued $300 million of 5.75% senior notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes have been registered under the Securities Act of 1933, as amended. The 2021 Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The 2021 Senior Notes mature on October 1, 2021. The terms of the indenture governing the 2021 Senior Notes (the “Indenture”) provide that, among other things, the 2021 Senior Notes rank equally in right of payment to all of Allegion US's and Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of the issuer’s and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facility) to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes are structurally subordinated to all of the existing and future liabilities of the Company's subsidiaries that do not guarantee the 2021 Senior Notes. The net proceeds of this indebtedness were distributed to Ingersoll Rand in connection with the Spin-off.

In September 2015, Allegion plc issued $300.0 million of 5.875% senior notes due 2023 (the "2023 Senior Notes"). The 2023 Senior Notes have been registered under the Securities Act of 1933, as amended. The 2023 Senior Notes accrue interest at the rate of 5.875% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The 2023 Senior Notes mature on September 15, 2023. The 2023 Senior Notes are pursuant to an indenture (the “Second Indenture”), which provides that, among other things, the 2023 Senior Notes rank equally in right of payment to all of Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of Allegion plc's and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facility) to the extent of the value of the assets securing such indebtedness. The 2023 Senior Notes are structurally subordinated to all of the existing and future liabilities of Allegion plc’s subsidiaries that do not guarantee the 2023 Senior Notes. The Company used the net proceeds of the offering to repay approximately $300.0 million under Allegion’s revolving credit facility.

Guarantees. Allegion plc and certain of its subsidiaries jointly and severally guarantee Allegion US’s obligations under the 2021 Senior Notes on a senior unsecured basis. Allegion US and certain of its subsidiaries jointly and severally guarantee Allegion plc's obligations under the 2023 Senior Notes.

Covenants. The 2021 Senior Notes and the 2023 Senior Notes contain certain customary covenants that, among other things, limit or restrict (subject to certain exceptions) the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or redeem or repurchase capital stock.

At December 31, 2015, future retirements of the amounts outstanding under the Senior Secured Credit Facilities, the 2021 Senior Notes and the 2023 Senior Notes are as follows:

In millions
2016	$46.9
2017	46.9
2018	46.9
2019	93.9
2020	692.1
Thereafter	600.0
Total	$1,526.7

The weighted-average interest rate for borrowings was 2.4% under the Term Loan Facility (including the effect of interest rate swaps) at December 31, 2015, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes. Cash paid for interest for the year ended December 31, 2015 was approximately $39.0 million.

NOTE 11 – FINANCIAL INSTRUMENTS

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

Currency Hedging Instruments

The gross notional amount of the Company’s currency derivatives were $269.4 million and $494.5 million at December 31, 2015 and 2014. At December 31, 2015 and 2014, gains of $1.7 million and $1.6 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2015, the maximum term of the Company’s currency derivatives was less than one year.

Interest Rate Swaps
The Company has forward starting interest rate swaps to fix interest rate paid during the contract period for $300.0 million of the Company's variable rate Term Loan Facility. Swaps with notional amounts totaling $275.0 million expire in September 2017 and swaps with notional amounts totaling $25.0 million expire in December 2016. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At December 31, 2015, $1.2 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2015	2014	2015	2014
Derivatives designated as hedges:
Currency derivatives	$1.8	$2.1	$—	$—
Interest rate swaps	—	—	1.2	0.9
Derivatives not designated as hedges:
Currency derivatives	1.0	2.2	4.5	13.9
Total derivatives	$2.8	$4.3	$5.7	$14.8

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2015	2014	2013		2015	2014	2013
Currency derivatives	$6.6	$1.6	$1.1	Cost of goods sold	$6.5	$2.5	$0.9
Interest rate swaps	(0.3)	(0.9)	—	Interest expense	—	—	—
Total	$6.3	$0.7	$1.1		$6.5	$2.5	$0.9

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

NOTE 12 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The following table details information regarding the Company’s pension plans at December 31:

	U.S.			NON-U.S.
In millions	2015	2014		2015	2014
Change in benefit obligations:
Benefit obligation at beginning of year	$282.9	$231.3		$388.4	$397.9
Service cost	9.5	7.3		3.3	4.6
Interest cost	11.0	11.5		13.7	17.3
Employee contributions	—	—		0.3	0.4
Amendments	—	—		0.1	(0.3)
Actuarial (gains) losses	(6.1)	60.1	(a)	6.6	12.3
Benefits paid	(14.3)	(25.2)		(15.0)	(14.6)
Currency translation	—	—		(22.2)	(26.0)
Curtailments and settlements	—	—		(1.2)	(1.7)
Other, including expenses paid	(2.3)	(2.1)		(2.3)	(1.5)
Benefit obligation at end of year	$280.7	$282.9		$371.7	$388.4
Change in plan assets:
Fair value at beginning of year	$213.2	$208.5		$372.0	$337.6
Actual return on assets	(6.3)	31.9		(0.9)	56.4
Company contributions	—	—		6.5	17.5
Employee contributions	—	—		0.3	0.4
Benefits paid	(11.9)	(25.1)		(15.0)	(14.6)
Currency translation	—	—		(19.0)	(23.3)
Settlements	—	—		(1.2)	(0.5)
Other, including expenses paid	(2.3)	(2.1)		(2.3)	(1.5)
Fair value of assets end of year	$192.7	$213.2		$340.4	$372.0
Funded status:
Plan assets less than the benefit obligations	$(88.0)	$(69.7)		$(31.3)	$(16.4)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—		$—	$11.4
Accrued compensation and benefits	—	(2.3)		(1.0)	(1.2)
Postemployment and other benefit liabilities	(88.0)	(67.4)		(30.3)	(26.6)
Net amount recognized	$(88.0)	$(69.7)		$(31.3)	$(16.4)

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

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2015, approximately 5% of our projected benefit obligation relates to plans that are not funded of which the majority are Non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2013	$(4.2)	$(46.2)	$(50.4)
Current year changes recorded to Accumulated other comprehensive loss	—	(39.0)	(39.0)
Amortization reclassified to earnings	0.7	2.3	3.0
December 31, 2014	$(3.5)	$(82.9)	$(86.4)
Current year changes recorded to Accumulated other comprehensive loss	—	(11.8)	(11.8)
Amortization reclassified to earnings	0.7	4.9	5.6
Settlements/curtailments reclassified to earnings	—	0.9	0.9
Other	—	—	—
December 31, 2015	$(2.8)	$(88.9)	$(91.7)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2013	$(0.3)	$(109.2)	$(109.5)
Current year changes recorded to Accumulated other comprehensive loss	0.3	28.1	28.4
Amortization reclassified to earnings	0.1	2.8	2.9
Currency translation and other	—	4.8	4.8
December 31, 2014	$0.1	$(73.5)	$(73.4)
Current year changes recorded to Accumulated other comprehensive loss	(0.1)	(25.3)	(25.4)
Amortization reclassified to earnings	—	1.4	1.4
Settlements/curtailments reclassified to earnings	—	0.2	0.2
Currency translation and other	—	5.0	5.0
December 31, 2015	$—	$(92.2)	$(92.2)

Weighted-average assumptions used:

Benefit obligations at December 31,	2015	2014
Discount rate:
U.S. plans	4.3%	4.0%
Non-U.S. plans	3.6%	3.8%
Rate of compensation increase:
U.S. plans	3.5%	3.5%
Non-U.S. plans	2.9%	3.0%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $265.5 million and $264.3 million at December 31, 2015 and 2014. The accumulated benefit obligation for all Non-U.S. defined benefit pension plans was $363.8 million and $380.0 million at December 31, 2015 and 2014.

Effective December 31, 2015, the Company adopted a full yield-curve approach in the estimation of benefit obligations and the service and interest cost components of net periodic benefit costs, which applies individual spot rates to each year's cash flows to determine the year end benefit obligation. Historically, the Company estimated benefit obligations and the service and interest cost components by applying a single weighted average discount rate, rounded to the nearest 25 basis points, derived from this yield curve. This change is being made to better align the projected benefit cash flows and the corresponding yield curve spot rates to provide a better estimate of service and interest cost components of net periodic benefit costs. This change will not have a material impact on 2016 pension expense.

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2015	2014	2015	2014
Projected benefit obligation	$280.7	$282.9	$371.7	$35.4
Accumulated benefit obligation	265.5	264.3	363.8	30.4
Fair value of plan assets	192.7	213.2	340.4	7.6

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2016	$13.6	$14.9
2017	14.6	15.2
2018	15.5	15.7
2019	15.6	16.5
2020	21.3	17.3
2021 - 2025	104.5	94.2
The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2015	2014	2013
Service cost	$9.5	$7.3	$7.8
Interest cost	11.0	11.5	10.1
Expected return on plan assets	(11.2)	(11.2)	(10.6)
Net amortization of:
Prior service costs	0.7	0.7	0.6
Plan net actuarial losses	4.9	2.3	3.8
Net periodic pension benefit cost	14.9	10.6	11.7
Net curtailment and settlement losses	0.9	—	—
Net periodic pension benefit cost after net curtailment and settlement losses	$15.8	$10.6	$11.7

	NON-U.S.
In millions	2015	2014	2013
Service cost	$3.3	$4.6	$3.5
Interest cost	13.7	17.3	10.7
Expected return on plan assets	(17.8)	(17.3)	(10.0)
Other adjustments	—	—	2.1
Net amortization of:
Prior service costs	—	0.1	0.1
Plan net actuarial losses	1.4	2.8	1.8
Net periodic pension benefit cost	0.6	7.5	8.2
Net curtailment and settlement (gains) losses	0.2	—	(0.2)
Net periodic pension benefit cost after net curtailment and settlement losses	$0.8	$7.5	$8.0

Pension expense for 2016 is projected to be approximately $17.6 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2015. The amounts expected to be recognized in net periodic pension cost during the year ended December 31, 2016 for prior service cost and plan net actuarial losses are $0.7 million and $7.6 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2015	2014	2013
Discount rate:
U.S. plans	4.0%	5.0%	4.8%
Non-U.S. plans	3.7%	4.5%	4.5%
Rate of compensation increase:
U.S. plans	3.5%	3.5%	4.0%
Non-U.S. plans	2.9%	4.8%	4.3%
Expected return on plan assets:
U.S. plans	5.5%	5.5%	4.8%
Non-U.S. plans	5.0%	5.3%	5.3%

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

Effective December 31, 2015, the Company adopted new accounting guidance for investments that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2015 and 2014, the net asset values of these investments, were $56.5 million and $52.9 million, which had been previously classified in level 2 at December 31, 2014. These investments are included within Assets valued using net asset value per share in the fair value tables below. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

The fair values of the Company’s U.S. pension plan assets at December 31, 2015 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$2.7	$—	$2.7
Fixed income investments:
U.S. government and agency obligations	—	49.2	—	49.2
Corporate and non-U.S. bonds(a)	—	82.6	—	82.6
	—	131.8	—	131.8
Total assets at fair value	$—	$134.5	$—	$134.5
Receivables and payables, net				1.7
Assets valued using net asset value per share				56.5
Net assets available for benefits				$192.7

(a)	This includes state and municipal bonds.

The fair values of the Company’s U.S. pension plan assets at December 31, 2014 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$—	$3.1	$—	$3.1
Fixed income investments:
U.S. government and agency obligations	—	69.7	—	69.7
Corporate and non-U.S. bonds(a)	—	85.6	—	85.6
	—	155.3	—	155.3
Total assets at fair value	$—	$158.4	$—	$158.4
Receivables and payables, net				1.9
Assets valued using net asset value per share				52.9
Net assets available for benefits				$213.2

(a)	This includes state and municipal bonds.

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

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2015 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$20.2	$—	$—	$20.2
Equity mutual funds	—	121.6	—	121.6
Corporate and non-U.S. bonds	—	130.7	—	130.7
Real estate(a)	—	12.3	0.8	13.1
Other(b)	—	52.9	1.9	54.8
Total assets at fair value	$20.2	$317.5	$2.7	$340.4

(a)	Includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	Primarily includes insurance contracts.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2014 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$8.8	$—	$—	$8.8
Equity mutual funds	—	118.0	—	118.0
Corporate and non-U.S. bonds	—	164.3	—	164.3
Real estate(a)	—	11.8	0.8	12.6
Other(b)	—	65.8	2.5	68.3
Total assets at fair value	$8.8	$359.9	$3.3	$372.0

(a)	Includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	Primarily includes insurance contracts.

Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Equity funds are valued at their net asset value. Net asset values are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments.

The Company did not make any required or discretionary contributions to the U.S. pension plans in 2015, 2014 or 2013. The Company made required and discretionary contributions to its Non-U.S. pension plans of $6.5 million in 2015, $17.5 million in 2014, and $11.6 million in 2013. The Company currently projects that approximately $10.8 million will be contributed to its U.S and Non-U.S. plans in 2016. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2016 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $12.1 million, $10.2 million, and $14.5 million in 2015, 2014 and 2013. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $6.2 million, $7.0 million and $4.7 million in 2015, 2014 and 2013.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that permits certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance share plan awards, and restricted stock units received upon commencement of employment. As of December 31, 2015 the deferred compensation liability balance was $15.5 million.

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

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2015	2014
Change in benefit obligations:
Benefit obligation at beginning of year	$13.6	$14.2
Service cost	0.1	0.1
Interest cost	0.5	0.5
Actuarial gains	(0.3)	(0.2)
Benefits paid, net of Medicare Part D subsidy	(1.0)	(1.0)
Benefit obligations at end of year	$12.9	$13.6

Funded status:
Plan assets less than benefit obligations	$(12.9)	$(13.6)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(1.1)	$(1.0)
Postemployment and other benefit liabilities	(11.8)	(12.6)
Total	$(12.9)	$(13.6)

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

In millions	Prior service gains	Net actuarial losses	Total
December 31, 2013	$7.1	$(1.7)	$5.4
Current year changes recorded to Accumulated other comprehensive loss	—	1.0	1.0
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2014	$5.5	$(0.7)	$4.8
Current year changes recorded to Accumulated other comprehensive loss	—	(0.5)	(0.5)
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2015	$3.9	$(1.2)	$2.7

The components of net periodic postretirement benefit cost (income) for the years ended December 31 were as follows:

In millions	2015	2014	2013
Service cost	$0.1	$0.1	$0.3
Interest cost	0.5	0.5	0.5
Net amortization of:
Prior service gains	(1.6)	(1.6)	(2.2)
Net actuarial losses	—	—	0.1
Net periodic postretirement benefit cost (income)	$(1.0)	$(1.0)	$(1.3)

Postretirement income for 2016 is projected to be $1.1 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2016 for prior service gains is $1.6 million and no plan net actuarial losses are expected.

Assumptions:	2015	2014	2013
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	3.5%	3.5%	4.0%
Net periodic benefit cost	3.5%	4.0%	3.3%
Assumed health-care cost trend rates at December 31:
Current year medical inflation (a)	—%	7.3%	7.7%
Ultimate inflation rate (a)	—%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate (a)	n/a	2021	2021

(a)
The current year medical inflation rate, ultimate inflation rate and year of ultimate trend rate is no longer applicable as the Company has capped the annual maximum amount it will pay for retiree healthcare costs.

A 1% change in the medical trend rate assumed for postretirement benefits would have no effect on the postretirement benefit obligation as the Company has capped the annual maximum amount it will pay for retiree healthcare costs, therefore any additional costs would be assumed by the retiree.

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2016	$1.1
2017	1.2
2018	1.2
2019	1.2
2020	1.2
2021 - 2025	5.3

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value at December 31, 2015 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$14.2	$—	$—	$14.2
Foreign currency contracts	—	2.8	—	2.8
Total asset recurring fair value measurements	$14.2	$2.8	$—	$17.0
Liabilities:
Foreign currency contracts	$—	$4.5	$—	$4.5
Interest rate swap	—	1.2	—	1.2
Deferred compensation plans	—	15.5	—	15.5
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Financial instruments not carried at fair value:
Total debt	$—	$1,556.6	$—	$1,556.6
Total financial instruments not carried at fair value	$—	$1,556.6	$—	$1,556.6

Assets and liabilities measured at fair value at December 31, 2014 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.9	$—	$—	$17.9
Foreign currency contracts	—	4.3	—	4.3
Total asset recurring fair value measurements	$17.9	$4.3	$—	$22.2
Liabilities:
Foreign currency contracts	$—	$13.9	$—	$13.9
Interest rate swap	—	0.9	—	0.9
Deferred compensation plans	—	14.9	—	14.9
Total liability recurring fair value measurements	$—	$29.7	$—	$29.7
Financial instruments not carried at fair value:
Total debt	$—	$1,279.4	$—	$1,279.4
Total financial instruments not carried at fair value	$—	$1,279.4	$—	$1,279.4

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2015 are the same as those used at December 31, 2014. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 14 – EQUITY

Ordinary Shares
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2014	95.8
Shares issued under incentive plans	0.7
Repurchase of ordinary shares	(0.5)
December 31, 2015	96.0
Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2015. During the year ended December 31, 2015, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$10.9	$(95.7)	$77.1	$(7.7)
Other comprehensive income (loss), net of tax	5.8	(35.6)	(59.2)	(89.0)
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive income (loss), net of tax	(1.0)	15.2	(65.7)	(51.5)
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive income (loss), net of tax	(1.7)	(23.2)	(59.1)	(84.0)
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2015	2014	2013
Foreign currency items	$(1.4)	$(0.7)	$0.8
Total other comprehensive income (loss) attributable to noncontrolling interests	$(1.4)	$(0.7)	$0.8

Included in equity for the year ended December 31, 2014 were $13.0 million of adjustments related to the completion of the allocation of taxable income and the completion of the allocation of tax basis in certain assets between Ingersoll Rand and Allegion at the Spin-off.

NOTE 15 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), and deferred compensation.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 4.1 million remains available as of December 31, 2015 for future incentive awards.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2015	2014	2013
Stock options	$3.7	$3.3	$2.4
RSUs	5.8	6.0	3.3
PSUs	5.0	3.9	1.0
Deferred compensation	0.3	0.8	1.7
Pre-tax expense	14.8	14.0	8.4
Tax benefit	(4.4)	(4.7)	(3.2)
Total	$10.4	$9.3	$5.2

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

The average fair value of the stock options granted for the year ended December 31, 2015 and 2014 was estimated to be $17.88 per share and $19.54 per share, respectively, using the Black-Scholes option-pricing model. The weighted average assumptions used were the following:

	2015	2014
Dividend yield	0.69%	0.60%
Volatility	31.37%	36.55%
Risk-free rate of return	1.78%	1.94%
Expected life	6.0 years	6.0 years

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

Changes in options outstanding under the plans for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Shares subject to option	Weighted- average exercise price (a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2012	1,102,129	$37.77
Granted	321,808	47.35
Exercised	(611,792)	33.78
Impact of spin-off	1,669,911	—
December 31, 2013	2,482,056	25.21
Granted	188,817	54.07
Exercised	(683,383)	24.18
Canceled	(25,462)	43.89
December 31, 2014	1,962,028	28.11
Granted	220,679	57.85
Exercised	(575,564)	22.98
Canceled	(14,976)	47.28
Outstanding December 31, 2015	1,592,167	$33.91	$51.0	5.2
Exercisable December 31, 2015	1,053,687	$25.64	$42.4	3.6

(a)
The weighted average exercise price for periods ending prior to December 1, 2013 represents the exercise price of awards prior to conversion to awards of the Company. The weighted average exercise price of awards on or after December 1, 2013 represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2015	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2015	Weighted- average remaining life (years)	Weighted- average exercise price
10.01	—	20.00	239,563	3.2	$15.26	239,563	3.2	$15.26
20.01	—	30.00	628,033	3.0	25.47	628,033	3.0	25.47
30.01	—	40.00	180,154	6.0	32.30	121,392	5.5	32.28
40.01	—	50.00	161,601	8.0	43.37	5,098	8.0	43.58
50.01	—	60.00	382,816	8.5	56.18	59,601	7.1	54.08
			1,592,167	5.2	$33.91	1,053,687	3.6	$25.64

At December 31, 2015, there was $4.1 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the year ended December 31, 2015 and 2014 was $21.5 million and $19.3 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2015, 2014 and 2013:

	RSUs	Weighted- average grant date fair value (a)
Outstanding and unvested at December 31, 2012	144,053	$40.02
Granted	195,590	48.42
Vested	(71,776)	38.94
Impact of spin-off	110,350	—
Outstanding and unvested at December 31, 2013	378,217	33.59
Granted	101,654	54.29
Vested	(149,392)	28.68
Canceled	(5,319)	43.66
Outstanding and unvested at December 31, 2014	325,160	42.15
Granted	121,153	59.69
Vested	(92,029)	36.63
Canceled	(9,354)	49.32
Outstanding and unvested at December 31, 2015	344,930	$49.59

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

At December 31, 2015, there was $7.9 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees. The program provides awards in the form of Performance Share Units ("PSU") based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

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

Beginning with the 2014 grant year, PSUs are earned based upon a 50% performance condition, measured at each reporting period by EPS performance in relation to pre-established targets set by the Compensation Committee, and upon a 50% market condition, measured by the Company’s relative TSR against the S&P 400 Capital Goods Index over a three-year performance period based on the change in the 30 day average price for the grant year index to the 30 day average price for the index over the performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise correlations between each entity. The model utilizes a peer group of 41 members.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2015, 2014 and 2013:

	PSUs	Weighted-average grant date fair value (a)
Outstanding and unvested at December 31, 2012	142,456	$39.13
Granted	75,172	34.90
Vested	(34,701)	34.94
Impact of spin-off	(120,044)	—
Outstanding and unvested at December 31, 2013	62,883	29.27
Granted	110,387	72.70
Forfeited	(12,138)	50.96
Outstanding and unvested at December 31, 2014	161,132	57.39
Granted	58,323	66.47
Vested	(17,327)	75.05
Forfeited	(85)	75.05
Outstanding and unvested at December 31, 2015	202,043	$64.92

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

At December 31, 2015, there was $4.4 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 16 – RESTRUCTURING

During 2015, 2014, and 2013, the Company incurred costs of $15.1 million, $7.1 million, and $5.8 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the year ended December 31 were as follows:

In millions	2015
EMEIA	$14.7
Total	14.7

Cost of goods sold	$13.6
Selling and administrative expenses	1.1
Total	$14.7

The above expenses primarily related to severance charges.

The Company incurred other non-qualified restructuring charges of $0.5 million during the year ended December 31, 2015 in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Other Restructuring Plans

Restructuring charges recorded during the years ended December 31 as part of other restructuring plans were as follows:

In millions	2015	2014	2013
Americas	$—	$0.1	$0.1
EMEIA	—	7.0	5.7
Asia Pacific	0.4	—	—
Total	$0.4	$7.1	$5.8

Cost of goods sold	$—	$1.4	$3.1
Selling and administrative expenses	0.4	5.7	2.7
Total	$0.4	$7.1	$5.8

These charges primarily related to workforce reductions in an effort to increase efficiencies across multiple lines of business.

The changes in the restructuring reserve during the years ended December 31, 2015 and 2014 were as follows:

In millions	EMEIA	Asia Pacific	Total
December 31, 2013	$2.8	$—	$2.8
Additions	7.1	—	7.1
Cash and non-cash uses	(7.6)	—	(7.6)
Currency translation	(0.4)	—	(0.4)
December 31, 2014	1.9	—	1.9
Additions	14.7	0.4	15.1
Cash and non-cash uses	(6.0)	(0.2)	(6.2)
Currency translation	(0.6)	—	(0.6)
December 31, 2015	$10.0	$0.2	$10.2

The majority of the costs accrued as of December 31, 2015 will be paid within one year.

NOTE 17 – OTHER EXPENSE, NET

At December 31, the components of Other expense, net were as follows:

In millions	2015	2014	2013
Interest income	$(1.5)	$(1.1)	$(0.8)
Exchange loss	4.9	7.6	8.0
Other	(11.2)	(1.9)	—
Other (income) expense, net	$(7.8)	$4.6	$7.2

During the year ended December 31, 2015 the Company recorded gains from the sale of marketable securities of $11.0 million, which is included within Other in the table above. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the year ended December 31, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange loss in the table above.

In March 2014, the Venezuelan government launched a SICAD II rate to provide a greater supply of U.S. dollars from sources other than the Venezuelan government. Given accelerated deterioration in economic conditions driven by a significant drop in the price of oil and no expectation of improvement for the foreseeable future, the Company concluded that the SICAD II exchange rate was the most appropriate rate at which to value bolivar denominated assets and liabilities. As a result, on December 31, 2014, the Company moved the exchange rate applied to bolivars from the official rate to the SICAD II rate. The Company recorded a charge of $12.1 million in order to remeasure net monetary assets to the SICAD II rate.

Included within Exchange loss for the year ended December 31, 2013 is a $6.2 million realized foreign currency loss related to the devaluation of the Venezuelan bolivar from the pre-existing exchange rate of 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar.

NOTE 18 – INCOME TAXES

The Company and its subsidiaries, prior to the Spin-off, were included in Ingersoll Rand's income tax returns in certain taxing jurisdictions. In preparing the consolidated financial statements, the Company has determined the tax provision for those jurisdictions on a separate return basis.

Earnings (loss) before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2015	2014	2013
United States	$123.1	$162.2	$320.1
Non-U.S.	86.2	105.7	(96.7)
Total	$209.3	$267.9	$223.4

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2015	2014	2013
Current tax expense (benefit):
United States	$53.4	$52.9	$118.5
Non-U.S.	3.5	14.1	37.6
Total:	56.9	67.0	156.1
Deferred tax expense (benefit):
United States	2.1	15.6	7.7
Non-U.S.	(4.4)	1.6	11.2
Total:	(2.3)	17.2	18.9
Total tax expense (benefit):
United States	55.5	68.5	126.2
Non-U.S.	(0.9)	15.7	48.8
Total	$54.6	$84.2	$175.0

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2015	2014	2013
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(11.1)	(9.6)	13.0
State and local income taxes (1)	2.8	3.0	5.5
Goodwill impairment charge	—	—	18.2
Reserves for uncertain tax positions	(3.4)	(2.1)	4.4
Tax on unremitted earnings	1.5	0.3	3.3
Tax on remitted earnings	—	2.5	—
Venezuela devaluation	0.9	4.0	—
Production incentives	(1.0)	(2.4)	(2.2)
Other adjustments	1.4	0.7	1.1
Effective tax rate	26.1%	31.4%	78.3%

(1)	Net of changes in valuation allowances

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2015	2014
Deferred tax assets:
Inventory and accounts receivable	$10.2	$10.8
Fixed assets and intangibles	14.5	22.3
Postemployment and other benefit liabilities	65.5	63.3
Other reserves and accruals	12.7	11.1
Net operating losses, tax credits and other carryforwards	133.4	45.2
Investment and other asset basis differences	1.1	1.3
Other	6.2	1.0
Gross deferred tax assets	243.6	155.0
Less: deferred tax valuation allowances	(133.3)	(50.8)
Deferred tax assets net of valuation allowances	$110.3	$104.2
Deferred tax liabilities:
Fixed assets and intangibles	$(96.7)	$(34.6)
Unremitted earnings of foreign subsidiaries	(3.9)	(0.8)
Other	(6.7)	(2.2)
Gross deferred tax liabilities	(107.3)	(37.6)
Net deferred tax assets	$3.0	$66.6

At December 31, 2015, $3.9 million of deferred tax was recorded for certain undistributed earnings of foreign subsidiaries. No deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2015, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$15.3	2027 & 2028
U.S. Federal and State credit carryforwards	21.6	2024-Unlimited
U.S. State tax loss carryforwards	21.3	2016-2036
Non-U.S. tax loss carryforwards	373.8	Unlimited

The U.S. state loss carryforwards were incurred in various jurisdictions. The non-U.S. loss carryforwards were incurred in various jurisdictions, predominantly in China, Ireland, Luxembourg and the United Kingdom.

The Company evaluates its deferred income tax assets to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a "more likely than not" standard. This assessment considers the nature, frequency and amount of recent losses, the duration of statutory carryforward periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2015	2014	2013
Beginning balance	$50.8	$46.9	$5.8
Increase to valuation allowance	82.2	28	44.9
Decrease to valuation allowance	(3.0)	(15.8)	(0.5)
Foreign exchange translation	(1.6)	(1.7)	—
Net equity with parent	—	—	(4.0)
Accumulated other comprehensive income (loss)	4.9	(6.6)	0.7
Ending balance	$133.3	$50.8	$46.9

During 2015, the valuation allowance increased by $82.5 million. This increase is the result of changes in jurisdictional profitability, country specific tax laws and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $23.8 million and $25.4 million as of December 31, 2015, and December 31, 2014. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $23.8 million as of December 31, 2015. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2015	2014	2013
Beginning balance	$25.4	$40.6	$63.6
Additions based on tax positions related to the current year	3.9	3.1	9.0
Net equity adjustment with former parent company	—	—	(25.4)
Additions based on tax positions related to prior years	1.6	11.8	0.5
Reductions based on tax positions related to prior years	(3.0)	(23.9)	(6.9)
Reductions related to settlements with tax authorities	—	(0.7)	—
Reductions related to lapses of statute of limitations	(1.4)	(2.7)	(0.7)
Translation (gain)/loss	(2.7)	(2.8)	0.5
Ending balance	$23.8	$25.4	$40.6

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $5.3 million and $6.2 million at December 31, 2015 and 2014. For the year ended December 31, 2013, the Company recognized a $15.2 million reduction in the reserve related to interest and penalties, net of tax, through Parent Company Investment in the Consolidated Balance Sheet. For the year ended

December 31, 2015 the Company did not recognize interest and penalties in continuing operations and recognized $(2.2) million in net interest and penalties, net of tax, in continuing operations for the year ended December 31, 2014 related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $2.2 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico and the United States. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2003, with certain matters being resolved through appeals and litigation.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. As of December 31, 2015, the Company agreed to indemnify Ingersoll Rand $0.6 million for various tax matters, exclusive of interest and penalties of $0.6 million, which is reflected as an Other noncurrent liability ($2.4 million and $1.8 million at December 31, 2014). In addition, the Company has recorded a $36.4 million indemnity payable to Ingersoll Rand related to a filing for competent authority relief, which is reflected as an Other noncurrent liability ($43.4 million at December 31, 2014). As part of this competent authority filing, the Company has also recorded $36.4 million as an Other noncurrent asset. The $36.4 million is exclusive of interest in the amount of $5.6 million ($43.4 million and $6.4 million at December 31, 2014). Furthermore, the Company has booked an additional tax recoverable in the amount of $5.3 million related to the competent authority filing. The Company also has an indemnity receivable from Ingersoll Rand in the amount of $5.0 million reflected as an Other noncurrent asset ($5.6 million at December 31, 2014). The indemnity receivable is primarily related to additional competent authority relief filings.

NOTE 19 – DISCONTINUED OPERATIONS

Discontinued operations recognized a loss of $0.4 million, $11.1 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. These losses were mainly related to the sale of the United Kingdom (UK) Door Business in the third quarter of 2014 in addition to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

NOTE 20 – EARNINGS PER SHARE (EPS)

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

In millions	2015	2014	2013
Weighted-average number of basic shares	95.9	96.1	96.0
Shares issuable under incentive stock plans	1.0	1.1	0.1
Weighted-average number of diluted shares	96.9	97.2	96.1

At December 31, 2015, 0.3 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 21 – RELATED PARTY TRANSACTIONS

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

The Consolidated Financial Statements reflect these direct and indirect costs through a corporate overhead allocation. For the years ended December 31, these allocated Ingersoll Rand costs amount to:

2013
Centrally managed service costs	$104.6
Historical Ingersoll Rand corporate overhead allocations	36.6
Incremental corporate costs not previously allocated to businesses	33.3
Total	$174.5

The Company entered into a Transition Services Agreement with Ingersoll Rand, under which Ingersoll Rand provides certain services for a limited time after the Spin-off to help ensure an orderly transition. Under the Transition Services Agreement, the Company receives certain services, including services for information technology, human resources and labor and finance and accounting support as well as other corporate support services, from Ingersoll Rand and/or third party providers at specified prices. The Company paid $1.5 million and $2.9 million in 2015 and 2014 and $0.5 million in the fourth quarter of 2013 to Ingersoll Rand for services provided under transition services agreements.

NOTE 22 – COMMITMENTS AND CONTINGENCIES
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
The Company incurred $4.4 million, $2.9 million, and $2.1 million of expenses during the years ended December 31, 2015, 2014 and 2013, respectively, for environmental remediation at sites presently or formerly owned or leased by us. Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income. As of December 31, 2015 and 2014, the Company has recorded reserves for environmental matters of $15.2 million and $8.8 million. The increase in the reserve is primarily due to estimated environmental liabilities assumed in the acquisition of AXA. Of the total reserve, $2.8 million (2015) and $2.4 million (2014) relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2015 and 2014 was $3.7 million and $2.2 million and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2015	2014
Balance at beginning of period	$9.8	$9.4
Reductions for payments	(5.4)	(4.9)
Accruals for warranties issued during the current period	7.1	6.1
Changes to accruals related to preexisting warranties	0.5	(0.6)
Translation	(0.3)	(0.2)
Balance at end of period	$11.7	$9.8
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.
Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $30.3 million in 2015, $32.5 million in 2014 and $35.3 million in 2013. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $18.7 million in 2016, $13.4 million in 2017, $9.4 million in 2018, $6.4 million in 2019, and $4.4 million in 2020.

NOTE 23 – BUSINESS SEGMENT INFORMATION

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

Each reportable segment is based primarily on the geography in which it operates. A description of the Company’s reportable segments is as follows:

The Americas segment provides security products and solutions in approximately 30 countries throughout North America and parts of South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single- and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.

The EMEIA segment provides security products and solutions throughout Europe, the Middle East, India and Africa in approximately 85 countries. The segment offers customers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are Bricard, CISA, Interflex and SimonsVoss. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

The Asia Pacific segment provides security products and solutions throughout Asia Pacific in approximately 14 countries. The segment offers customers the same portfolio of products as the Americas segment. This segment’s primary brands are Milre, Schlage, CISA, Von Duprin and LCN.

Effective September 1, 2014 the Company completed the sale of its United Kingdom (UK) Door businesses to an unrelated third party. The businesses sold included the Dor-o-Matic™ branded automatic door business, the Martin Roberts™ branded performance steel doorset business and the UK service organization. Historical results of the component have been reclassified to discontinued operations for all periods presented. See Note 19 - Discontinued Operations for more information.

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2015	2014	2013
Americas
Net revenues	$1,558.4	$1,560.0	$1,514.7
Segment operating income	418.0	387.3	392.1
Segment operating margin	26.8%	24.8%	25.9%
Depreciation and amortization	26.4	24.8	26.5
Capital expenditures	18.9	23.6	10.5
Total segment assets	878.4	990.7	890.4

EMEIA
Net revenues	386.3	393.4	401.4
Segment operating income (loss) (a)	8.6	4.9	(0.3)
Segment operating margin	2.2%	1.2%	(0.1)%
Depreciation and amortization	17.2	16.4	18.2
Capital expenditures	5.6	4.9	5.6
Total segment assets	899.4	457.7	525.6

Asia Pacific
Net revenues	123.4	164.9	153.5
Segment operating income (loss) (b)	(3.4)	2.3	25.4
Segment operating margin	(2.8)%	1.4%	16.5%
Depreciation and amortization	2.1	1.1	0.9
Capital expenditures	2.0	1.5	0.8
Total segment assets	237.1	442.2	403.2

Total net revenues	$2,068.1	$2,118.3	$2,069.6

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$423.2	$394.5	$417.2
Goodwill impairment charge	—	—	137.6
Unallocated corporate expense	64.6	68.2	38.8
Interest expense	52.9	53.8	10.2
Loss on divestitures	104.2	—	—
Other expense (income), net	(7.8)	4.6	7.2
Total earnings before income taxes	$209.3	$267.9	$223.4

Depreciation and amortization from reportable segments	$45.7	$42.3	$45.6
Unallocated depreciation and amortization	3.1	1.9	0.1
Total depreciation and amortization	$48.8	$44.2	$45.7
Capital expenditures from reportable segments	$26.5	$30.0	$16.9
Corporate capital expenditures	8.7	21.5	3.3
Total capital expenditures	$35.2	$51.5	$20.2
Assets from reportable segments	$2,014.9	$1,890.6	$1,819.2
Unallocated assets (c)	270.4	125.3	181.4
Total assets	$2,285.3	$2,015.9	$2,000.6

(a)
During the year ended December 31, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $137.6 million. This amount has been excluded from Segment operating income of the EMEIA segment as management excludes these charges from Operating income when making operating decisions about the business.

(b)	Results for the year ended December 31, 2013, include a $21.5 million gain on a property sale in China.

(c)	Unallocated assets consists of debt issuance costs, deferred income tax balances and cash.

Revenues by destination and product as well as long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2015	2014	2013
Revenues
United States	$1,425.1	$1,332.0	$1,331.7
Non-U.S.	643.0	786.3	737.9
Total	$2,068.1	$2,118.3	$2,069.6

In millions	2015	2014	2013
Revenues
Mechanical products	$1,661.4	$1,685.0	$1,647.7
All other	406.7	433.3	421.9
Total	$2,068.1	$2,118.3	$2,069.6

Less than 10% of the Company's net revenues come from the sale of services.

In millions	2015	2014
Long-lived assets
United States	$134.9	$126.4
Non-U.S.	400.2	196.1
Total	$535.1	$322.5

NOTE 24 – SUBSEQUENT EVENTS

On February 4, 2016, the Company's Board of Directors declared a quarterly dividend of $0.12 cents per ordinary share. The dividend is payable March 31, 2016 to shareholders of record on March 16, 2016.

NOTE 25 – GUARANTOR FINANCIAL INFORMATION

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2023 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of December 31, 2015 and for the years ended December 31, 2015, 2014 and 2013, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,506.0	$761.6	$(199.5)	$2,068.1
Cost of goods sold	—	—	859.2	539.3	(199.5)	1,199.0
Selling and administrative expenses	4.7	(0.1)	307.1	198.8	—	510.5
Operating income (loss)	(4.7)	0.1	339.7	23.5	—	358.6
Equity earnings (loss) in affiliates, net of tax	190.6	167.2	3.8	291.6	(653.2)	—
Interest expense	31.2	21.1	—	0.6	—	52.9
Intercompany interest and fees	(0.4)	95.0	(140.0)	45.4	—	—
Loss on divestitures	—	—	—	104.2	—	104.2
Other (gain) loss, net	(0.2)	—	0.9	(8.5)	—	(7.8)
Earnings (loss) before income taxes	155.3	51.2	482.6	173.4	(653.2)	209.3
Provision (benefit) for income taxes	1.2	(44.7)	187.1	(89.0)	—	54.6
Earnings (loss) from continuing operations	154.1	95.9	295.5	262.4	(653.2)	154.7
Discontinued operations, net of tax	—	—	(0.1)	(0.3)	—	(0.4)
Net earnings (loss)	154.1	95.9	295.4	262.1	(653.2)	154.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$154.1	$95.9	$295.4	$261.7	$(653.2)	$153.9

Total comprehensive income (loss)	$69.8	$95.6	$290.2	$183.7	$(570.4)	$68.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$69.8	$95.6	$290.2	$184.6	$(570.4)	$69.8

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,399.9	$916.4	$(198.0)	$2,118.3
Cost of goods sold	—	—	803.1	659.5	(198.0)	1,264.6
Selling and administrative expenses	4.5	0.2	304.4	218.3	—	527.4
Operating income (loss)	(4.5)	(0.2)	292.4	38.6	—	326.3
Equity earnings (loss) in affiliates, net of tax	182.0	170.8	6.9	351.5	(711.2)	—
Interest expense	5.6	58.0	—	1.0	(10.8)	53.8
Intercompany interest and fees	(3.2)	63.0	(285.5)	225.7	—	—
Other (gain) loss, net	(0.1)	—	(0.2)	4.9	—	4.6
Earnings (loss) before income taxes	175.2	49.6	585.0	158.5	(700.4)	267.9
Provision (benefit) for income taxes	—	(46.7)	222.6	(95.7)	4.0	84.2
Earnings (loss) from continuing operations	175.2	96.3	362.4	254.2	(704.4)	183.7
Discontinued operations, net of tax	—	—	—	(11.1)	—	(11.1)
Net earnings (loss)	175.2	96.3	362.4	243.1	(704.4)	172.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Net earnings (loss) attributable to Allegion plc	$175.2	$96.3	$362.4	$245.7	$(704.4)	$175.2

Total comprehensive income (loss)	$123.7	$96.3	$362.4	$242.4	$(704.4)	$120.4
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss) attributable to Allegion plc	$123.7	$96.3	$362.4	$245.7	$(704.4)	$123.7

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2013

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,395.0	$880.0	$(205.4)	$2,069.6
Cost of goods sold	—	—	800.1	613.4	(205.4)	1,208.1
Selling and administrative expenses	0.9	—	239.4	242.8	—	483.1
Goodwill impairment charge	—	—	—	137.6	—	137.6
Operating income (loss)	(0.9)	—	355.5	(113.8)	—	240.8
Equity earnings (loss) in affiliates, net of tax	33.2	95.2	6.7	233.6	(368.7)	—
Interest expense	—	8.4	—	1.8	—	10.2
Intercompany interest and fees	—	4.6	(21.0)	16.4	—	—
Other (gain) loss, net	—	—	16.6	(9.4)	—	7.2
Earnings (loss) before income taxes	32.3	82.2	366.6	111.0	(368.7)	223.4
Provision for income taxes	—	(4.6)	126.3	53.3	—	175.0
Earnings (loss) from continuing operations	32.3	86.8	240.3	57.7	(368.7)	48.4
Discontinued operations, net of tax	—	—	—	(3.6)	—	(3.6)
Net earnings (loss)	32.3	86.8	240.3	54.1	(368.7)	44.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	12.5	—	12.5
Net earnings (loss) attributable to Allegion plc	$32.3	$86.8	$240.3	$41.6	$(368.7)	$32.3

Total comprehensive income (loss)	$(56.7)	$86.8	$240.3	$54.9	$(368.7)	$(43.4)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	13.3	—	13.3
Total comprehensive income (loss) attributable to Allegion plc	$(56.7)	$86.8	$240.3	$41.6	$(368.7)	$(56.7)

Consolidated Balance Sheet
December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$3.3	$0.3	$73.8	$122.3	$—	$199.7
Accounts and notes receivable, net	—	—	121.6	181.8	—	303.4
Inventories	—	—	106.7	97.4	—	204.1
Other current assets	0.5	44.7	9.9	(27.2)	—	27.9
Assets held for sale	—	—	—	—	—	—
Accounts and notes receivable affiliates	248.6	356.4	375.9	324.5	(1,305.4)	—
Total current assets	252.4	401.4	687.9	698.8	(1,305.4)	735.1
Investment in affiliates	986.2	3,001.4	192.9	4,660.2	(8,840.7)	—
Property, plant and equipment, net	—	—	147.6	77.2	—	224.8
Intangible assets, net	—	—	181.4	905.1	—	1,086.5
Notes receivable affiliates	—	1,144.2	3,549.9	1,726.3	(6,420.4)	—
Other noncurrent assets	22.2	12.4	82.1	122.2	—	238.9
Total assets	$1,260.8	$4,559.4	$4,841.8	$8,189.8	$(16,566.5)	$2,285.3
Current liabilities:
Accounts payable and accruals	$8.2	$4.3	$356.7	$12.3	$—	$381.5
Short-term borrowings and current maturities of long-term debt	46.9	—	0.1	18.6	—	65.6
Liabilities held for sale	—	—	—	—	—	—
Accounts and note payable affiliates	0.3	57.5	636.4	611.2	(1,305.4)	—
Total current liabilities	55.4	61.8	993.2	642.1	(1,305.4)	447.1
Long-term debt	1,179.8	300.0	—	—	—	1,479.8
Note payable affiliate	—	2,750.8	—	3,669.6	(6,420.4)	—
Other noncurrent liabilities	—	1.2	124.7	202.8	—	328.7
Total liabilities	1,235.2	3,113.8	1,117.9	4,514.5	(7,725.8)	2,255.6
Equity:
Total shareholders equity (deficit)	25.6	1,445.6	3,723.9	3,671.2	(8,840.7)	25.6
Noncontrolling interests	—	—	—	4.1	—	4.1
Total equity (deficit)	25.6	1,445.6	3,723.9	3,675.3	(8,840.7)	29.7
Total liabilities and equity	$1,260.8	$4,559.4	$4,841.8	$8,189.8	$(16,566.5)	$2,285.3

Consolidated Balance Sheet
December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$27.1	$0.5	$126.3	$136.6	$—	$290.5
Restricted cash						—
Accounts and notes receivable, net	—	—	115.7	114.7	—	230.4
Inventories	—	—	101.1	68.2	—	169.3
Other current assets	0.4	46.6	15.6	(7.0)	—	55.6
Assets held for sale	—	—	—	255.9	—	255.9
Accounts and notes receivable affiliates	0.1	15.2	256.4	259.4	(531.1)	—
Total current assets	27.6	62.3	615.1	827.8	(531.1)	1,001.7
Investment in affiliates	917.4	2,336.7	90.6	4,774.7	(8,119.4)	—
Property, plant and equipment, net	—	—	147.3	59.9	—	207.2
Intangible assets, net	—	—	161.1	448.7	—	609.8
Notes receivable affiliates	—	1,191.9	3,731.2	1,762.9	(6,686.0)	—
Other noncurrent assets	16.3	10.6	62.3	108.0	—	197.2
Total assets	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9
Current liabilities:
Accounts payable and accruals	$2.8	$51.3	$380.8	$(55.5)	$—	$379.4
Short-term borrowings and current maturities of long-term debt	48.8	—	0.1	0.7	—	49.6
Liabilities held for sale	—	—	—	103.5	—	103.5
Accounts and note payable affiliates	0.4	101.1	245.0	184.6	(531.1)	—
Total current liabilities	52.0	152.4	625.9	233.3	(531.1)	532.5
Long-term debt	914.1	300.0	0.1	0.8	—	1,215.0
Note payable affiliate	—	2,778.4	—	3,907.6	(6,686.0)	—
Estimated loss on investment	—	—	—	—	—	—
Other noncurrent liabilities	—	5.8	206.2	37.9	—	249.9
Total liabilities	966.1	3,236.6	832.2	4,179.6	(7,217.1)	1,997.4
Equity:
Total shareholders equity (deficit)	(4.8)	364.9	3,975.4	3,779.1	(8,119.4)	(4.8)
Noncontrolling interests	—	—	—	23.3	—	23.3
Total equity (deficit)	(4.8)	364.9	3,975.4	3,802.4	(8,119.4)	18.5
Total liabilities and equity	$961.3	$3,601.5	$4,807.6	$7,982.0	$(15,336.5)	$2,015.9

Consolidated Statement of Cash Flows
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$(23.4)	$125.8	$484.7	$682.1	$(1,011.8)	$257.4
Net cash used in discontinued operating activities			(0.1)	(0.3)		(0.4)
Net cash provided by (used in) operating activities	(23.4)	125.8	484.6	681.8	(1,011.8)	257.0
Cash flows from investing activities:
Capital expenditures	—	—	(27.2)	(8.0)	—	(35.2)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(480.0)	—	(511.3)
Proceeds from sales and maturities of marketable securities	—	—	—	12.3	—	12.3
Proceeds from business disposition, net of cash sold	—	—	4.4	(4.3)	—	0.1
Other investing activities, net	—	—	0.1	0.2	—	0.3
Net cash used in investing activities	—	—	(54.0)	(479.8)	—	(533.8)
Cash flows from financing activities:
Net debt proceeds	263.8	—	—	14.5	—	278.3
Debt issuance costs	(9.0)	—	—	—	—	(9.0)
Net inter-company proceeds (payments)	(200.9)	(126.0)	230.6	96.3	—	—
Dividends paid to shareholders	(38.3)	—	—	—	—	(38.3)
Dividends paid to noncontrolling interests	—	—	—	(20.0)	—	(20.0)
Dividends paid	—	—	(713.7)	(298.1)	1,011.8	—
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	14.0	—	—	—	—	14.0
Net cash provided by (used in) financing activities	(0.4)	(126.0)	(483.1)	(207.3)	1,011.8	195.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.0)	—	(9.0)
Net decrease in cash and cash equivalents	(23.8)	(0.2)	(52.5)	(14.3)	—	(90.8)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$3.3	$0.3	$73.8	$122.3	$—	$199.7

Consolidated Statement of Cash Flows
For the year ended December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$105.4	$(847.5)	$567.2	$1,172.4	$(738.5)	$259.0
Net cash used in discontinued operating activities	—	—	—	(3.1)	—	(3.1)
Net cash provided by (used in) operating activities	105.4	(847.5)	567.2	1,169.3	(738.5)	255.9
Cash flows from investing activities:
Capital expenditures	—	—	(41.6)	(9.9)	—	(51.5)
Acquisition of businesses, net of cash acquired	—	—	—	(25.2)	—	(25.2)
Capital contributions to subsidiaries	(975.0)	(135.0)	—	(160.7)	1,270.7	—
Proceeds from business disposition, net of cash sold	—	—	—	1.2	—	1.2
Other investing activities, net	—	—	0.5	40.2	—	40.7
Net cash provided by (used in) investing activities	(975.0)	(135.0)	(41.1)	(154.4)	1,270.7	(34.8)
Cash flows from financing activities:
Net debt (repayments) proceeds	962.8	(1,000.0)	—	(40.8)	—	(78.0)
Debt issuance costs	(5.8)	—	—	—	—	(5.8)
Net inter-company proceeds (payments)	—	1,822.3	(44.1)	(1,778.2)	—	—
Capital contributions received	—	160.7	7.0	1,103.0	(1,270.7)	—
Dividends paid to shareholders	(30.0)	—	—	—	—	(30.0)
Dividends paid to noncontrolling interests	—	—	—	(4.5)	—	(4.5)
Dividends paid	—	—	(441.5)	(297.0)	738.5	—
Repurchase of ordinary shares	(50.3)	—	—	—	—	(50.3)
Other financing activities, net	18.6	—	—	—	—	18.6
Net cash provided by (used in) financing activities	895.3	983.0	(478.6)	(1,017.5)	(532.2)	(150.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.0)	—	(8.0)
Net increase (decrease) in cash and cash equivalents	25.7	0.5	47.5	(10.6)	—	63.1
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$27.1	$0.5	$126.3	$136.6	$—	$290.5

Consolidated Statement of Cash Flows
For the year ended December 31, 2013

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$0.1	$—	$346.8	$(117.6)	$—	$229.3
Net cash used in discontinued operating activities	—	—	—	(5.4)	—	(5.4)
Net cash provided by (used in) operating activities	0.1	—	346.8	(123.0)	—	223.9
Cash flows from investing activities:
Capital expenditures	—	—	(12.5)	(7.7)	—	(20.2)
Proceeds from sale of property, plant and equipment	—	—	4.5	37.2	—	41.7
Capital contributions to subsidiaries	—	(2,384.7)	(462.4)	(5,997.8)	8,844.9	—
Other investing activities, net	—	—	—	(40.2)	—	(40.2)
Net cash used in investing activities	—	(2,384.7)	(470.4)	(6,008.5)	8,844.9	(18.7)
Cash flows from financing activities:
Net debt repayments	—	1,300.0	—	38.9	—	1,338.9
Debt issuance costs	—	(29.1)	—	—	—	(29.1)
Net inter-company proceeds (payments)	—	619.0	(3,746.4)	3,127.4	—	—
Capital contributions received	—	1,769.0	4,228.7	2,847.1	(8,844.9)	—
Dividends paid to noncontrolling interests	—	—	—	(5.2)	—	(5.2)
Net transfers to Parent and affiliates	—	(1,274.2)	(281.6)	(42.5)	—	(1,598.3)
Other financing activities, net	1.3	—	—	—	—	1.3
Net cash provided by (used in) financing activities	1.3	2,384.7	200.7	5,965.7	(8,844.9)	(292.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.9)	—	(2.9)
Net decrease in cash and cash equivalents	1.4	—	77.1	(168.6)	—	(90.1)
Cash and cash equivalents - beginning of period	—	—	1.7	315.8	—	317.5
Cash and cash equivalents - end of period	$1.4	$—	$78.8	$147.2	$—	$227.4

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2015, 2014 AND 2013
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2012	$2.8
Additions charged to costs and expenses	1.5
Deductions*	(1.9)
Balance December 31, 2013	2.4
Additions charged to costs and expenses	2.1
Deductions*	(1.1)
Currency translation	(0.2)
Balance December 31, 2014	3.2
Additions charged to costs and expenses	1.6
Deductions*	(1.5)
Business acquisitions and divestitures, net	0.9
Currency translation	(0.4)
Balance December 31, 2015	$3.8

(*)	“Deductions” include accounts and advances written off, less recoveries.