Form 10-Q
period 2016-03-31
Allegion plc
filed 2016-04-28
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of April 25, 2016 was 95,733,733.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2016	2015
Net revenues	$502.3	$458.7
Cost of goods sold	286.0	271.6
Selling and administrative expenses	133.8	116.1
Operating income	82.5	71.0
Interest expense	16.3	11.6
Other (income) expense, net	(8.8)	3.1
Earnings before income taxes	75.0	56.3
Provision for income taxes	16.2	12.4
Earnings from continuing operations	58.8	43.9
Discontinued operations, net of tax	—	(0.2)
Net earnings	58.8	43.7
Less: Net earnings (loss) attributable to noncontrolling interests	1.1	(1.7)
Net earnings attributable to Allegion plc	$57.7	$45.4
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$57.7	$45.6
Discontinued operations	—	(0.2)
Net earnings	$57.7	$45.4
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.60	$0.48
Discontinued operations	—	(0.01)
Net earnings	$0.60	$0.47
Diluted:
Continuing operations	$0.60	$0.47
Discontinued operations	—	—
Net earnings	$0.60	$0.47
Weighted-average shares outstanding
Basic	95.9	95.9
Diluted	96.9	96.9

Dividends declared per ordinary share	$0.12	$0.10

Total comprehensive income	$86.9	$13.3
Less: Total comprehensive income (loss) attributable to noncontrolling interests	2.6	(1.7)
Total comprehensive income attributable to Allegion plc	$84.3	$15.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$125.5	$199.7
Accounts and notes receivable, net	325.8	303.4
Inventories	216.5	204.1
Other current assets	42.6	27.9
Total current assets	710.4	735.1
Property, plant and equipment, net	226.1	224.8
Goodwill	727.2	714.1
Intangible assets, net	384.5	372.4
Other noncurrent assets	221.8	216.6
Total assets	$2,270.0	$2,263.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162.3	$175.1
Accrued expenses and other current liabilities	194.7	206.4
Short-term borrowings and current maturities of long-term debt	49.1	65.6
Total current liabilities	406.1	447.1
Long-term debt	1,446.9	1,457.5
Other noncurrent liabilities	339.3	328.7
Total liabilities	2,192.3	2,233.3
Equity:
Allegion plc shareholders’ equity:
Ordinary shares	1.0	1.0
Capital in excess of par value	1.1	24.4
Retained earnings	277.3	232.4
Accumulated other comprehensive loss	(205.7)	(232.2)
Total Allegion plc shareholders’ equity	73.7	25.6
Noncontrolling interests	4.0	4.1
Total equity	77.7	29.7
Total liabilities and equity	$2,270.0	$2,263.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2016	2015
Cash flows from operating activities:
Net earnings	58.8	43.7
Discontinued operations, net of tax	—	0.2
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	16.4	12.1
Changes in assets and liabilities and other non-cash items	(76.0)	(51.4)
Net cash provided by (used in) continuing operating activities	(0.8)	4.6
Net cash used in discontinued operating activities	—	(0.2)
Net cash provided by (used in) operating activities	(0.8)	4.4
Cash flows from investing activities:
Capital expenditures	(7.4)	(9.4)
Acquisition of and equity investments in businesses, net of cash acquired	—	(9.0)
Proceeds from sale of marketable securities	6.6	—
Other investing activities, net	(2.0)	4.0
Net cash used in investing activities	(2.8)	(14.4)
Cash flows from financing activities:
Short-term borrowings, net	(16.6)	(0.2)
Payments of long-term debt	(11.7)	(12.2)
Debt repayments, net	(28.3)	(12.4)
Dividends paid to ordinary shareholders	(11.4)	(9.5)
Repurchase of ordinary shares	(30.0)	(30.0)
Other financing activities, net	(5.1)	5.2
Net cash used in financing activities	(74.8)	(46.7)
Effect of exchange rate changes on cash and cash equivalents	4.2	(4.2)
Net decrease in cash and cash equivalents	(74.2)	(60.9)
Cash and cash equivalents - beginning of period	199.7	290.5
Cash and cash equivalents - end of period	$125.5	$229.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed and consolidated financial statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed and consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the consolidated financial statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying condensed and consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. The ASU is effective for annual reporting periods beginning after December 15, 2015. As further reflected in Note 8 to the Condensed and Consolidated Financial Statements, we retrospectively adopted ASU 2015-03 in the first quarter of 2016. As a result of the adoption of ASU 2015-03, the Company reclassified $22.3 million of unamortized debt issuance costs from Other noncurrent assets to Long term debt within its previously reported Consolidated Balance Sheet as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company did not have any measurement-period adjustments related to business combinations in the first quarter of 2016, therefore the requirements of ASU 2015-16 did not have an impact on the Condensed and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is the result of a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. On July 9, 2015, the FASB voted to defer the effective date by one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for periods beginning on or after December 15, 2016. The Company is assessing the impact ASU 2014-09 will have on the Condensed and Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The requirements of ASU 2015-11 are not expected to have a significant impact on the Condensed and Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. ASU 2016-05 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is assessing what impact ASU 2016-02 will have on the Condensed and Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is assessing what impact ASU 2016-09 will have on the Condensed and Consolidated Financial Statements.

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	March 31, 2016	December 31, 2015
Raw materials	$57.1	$58.9
Work-in-process	27.4	30.0
Finished goods	132.0	115.2
Total	$216.5	$204.1

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015 (gross)	$372.8	$733.4	$93.4	$1,199.6
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2015 (net)	372.8	254.8	86.5	714.1
Currency translation	0.1	11.4	1.6	13.1
March 31, 2016 Goodwill (net)	$372.9	$266.2	$88.1	$727.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$50.8	$(24.4)	$26.4	$49.0	$(23.1)	$25.9
Customer relationships	291.2	(45.5)	245.7	278.7	(40.2)	238.5
Trademarks (finite-lived)	85.0	(37.8)	47.2	81.2	(35.3)	45.9
Other	10.1	(9.5)	0.6	9.0	(9.0)	—
Total finite-lived intangible assets	437.1	$(117.2)	319.9	417.9	$(107.6)	310.3
Trademarks (indefinite-lived)	64.6		64.6	62.1		62.1
Total	$501.7		$384.5	$480.0		$372.4

Intangible asset amortization expense was $5.0 million and $1.8 million for the three months ended March 31, 2016 and 2015. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $19.8 million for full year 2016, $19.8 million for 2017, $19.7 million for 2018, $19.7 million for 2019, and $19.7 million for 2020.

Note 6 – Acquisitions

In 2015, the Company completed six acquisitions or investments:

Business	Date
iDevices	February 2015
Zero International Inc. ("Zero")	April 2015
Brio (Division of RMD Industries Pty Ltd) ("Brio")	May 2015
Milre Systek Co., Ltd ("Milre")	July 2015
SimonsVoss Technologies GmbH ("SimonsVoss")	September 2015
AXA Stenman Holding ("AXA")	September 2015

Total consideration paid for the acquisitions was $511.3 million (net of cash acquired). The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	34.8
Other current assets	2.0
Property, plant and equipment, net	27.2
Goodwill	256.4
Intangible assets, net	273.8
Other noncurrent assets	12.5
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(30.1)
Deferred tax liabilities and other noncurrent liabilities	(76.4)
Total cash consideration	$511.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The purchase price allocations for the acquisitions are pending completion of calculation of certain tax balances. These acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the three months ended March 31, 2015 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

Three months ended
In millions, except per share amounts	March 31, 2015
Net revenues	$504.3
Net earnings attributable to Allegion plc	$45.4
Basic income per share	$0.47
Diluted income per share	$0.47

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

The following financial information reflects the revenue and results of earnings of the acquisitions since their respective acquisition dates included in the Condensed and Consolidated Statement of Comprehensive Income as of the three months ended March 31, 2016.

Three months ended
In millions	2016
Net revenues	$45.8

Earnings before income tax	$4.8

Note 7 – Divestitures

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Bocom") in the fourth quarter of 2015. Bocom operates a security system integration business exclusively in China and provides services primarily to Chinese governments and government agencies. Under the terms of the transaction, the Company may receive consideration of up to $75 million based on the future cash collection performance of Bocom and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, the Company will retain 15% of the shares of Bocom. The Company currently estimates the fair value of the consideration to be $75.3 million, of which $57.1 million is classified in Accounts and notes receivable, net and the remaining amount is classified within Other assets within the Condensed and Consolidated Balance Sheet. The Company currently estimates payment to be completed in approximately 2 years; however repayment may be delayed depending on the timing of future cash collections. The Company may incur additional charges if it is determined that future cash collections will no longer occur.

The consideration has been accounted for as a receivable and recorded net of an unamortized discount. A nominal discount was amortized and recognized as interest income on the Condensed and Consolidated Statement of Comprehensive Income based on the expected term of the receivable. The fair value of the receivable was estimated by discounting the expected future cash flows.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Note 8 – Debt and Credit Facilities

At March 31, long-term debt and other borrowings consisted of the following:

In millions	March 31, 2016	December 31, 2015
Term Loan A Facility	$915.0	$926.7
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.2	18.7
Unamortized debt issuance costs, net	(21.2)	(22.3)
Total debt	1,496.0	1,523.1
Less current portion of long-term debt	49.1	65.6
Total long-term debt	$1,446.9	$1,457.5

Senior Secured Credit Facilities

The Company has credit facilities that provide for (i) $1.438 billion of Senior Secured Facilities, consisting of a $938.4 million Term Loan Facility due in 2020 (the "Term Loan A Facility") and (ii) a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities."

The applicable margin for LIBOR rate borrowings range from 1.375% to 1.875% and the applicable margin for base rate borrowings to range from 0.375% to 0.875%, in each case depending on the corporate credit or family rating. The Revolver and the Term Loan Facility mature on October 15, 2020.

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Loan A Facility borrowings was 1.625% as of March 31, 2016.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for up to $300.0 million of the Company's variable rate Term Loan Facility. See Note 9 for more information on interest rate swaps.
The Company repaid $11.7 million of principal on its Term Loan A Facility during the three months ended March 31, 2016 in accordance with the terms of its Senior Secured Credit Facility. At March 31, 2016, the Company did not have any borrowings outstanding under the Revolver and had $17.7 million of letters of credit outstanding. Allegion plc is primary borrower under the Senior Secured Credit Facility.

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

The weighted-average interest rate for borrowings was 2.5% under the Term Loan Facility (including the effect of interest rate swaps) at March 31, 2016, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $269.5 million and $269.4 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, a loss of $0.5 million and a gain of $1.7 million, net of tax, was included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2016, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for up to $300.0 million of the Company's variable rate $938.4 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million are effective January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million are effective January 2015 and expire in December 2016. In February 2016, the Company entered into additional forward starting interest rate swaps with notional amounts totaling $250.0 million, which become effective in September 2017 and expire in September 2020.
These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At March 31, 2016, $2.6 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps and less than $0.1 million is expected to be reclassified into Interest expense over the next twelve months.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedges:
Currency derivatives	$—	$1.8	$1.1	$—
Interest rate swaps	—	—	2.6	1.2
Derivatives not designated as hedges:
Currency derivatives	6.2	1.0	3.6	4.5
Total derivatives	$6.2	$2.8	$7.3	$5.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives	$0.4	$3.3	Cost of goods sold	$3.3	$1.7
Interest rate swaps	(1.4)	(1.4)	Interest expense	—	—
Total	$(1.0)	$1.9		$3.3	$1.7

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

	U.S.
In millions	2016	2015
Service cost	$2.3	$2.4
Interest cost	2.5	2.7
Expected return on plan assets	(2.5)	(2.8)
Net amortization of:
Prior service costs	0.2	0.2
Plan net actuarial losses	1.3	1.1
Net periodic pension benefit cost	$3.8	$3.6
Net settlement losses	—	0.6
Net periodic pension benefit cost after settlement losses	$3.8	$4.2

	Non-U.S.
In millions	2016	2015
Service cost	$0.8	$0.8
Interest cost	2.9	3.4
Expected return on plan assets	(3.7)	(4.4)
Amortization of plan net actuarial losses	0.6	0.4
Net periodic pension benefit cost	$0.6	$0.2

Beginning in 2016, the Company elected to change the method used to estimate the service and interest cost components of net periodic benefit cost to a full yield-curve approach. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate, rounded to the nearest 25 basis points, derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the new approach, the Company applied discounting using the applicable spot rates derived from the yield curve to discount the cash flows used to measure the benefit obligation. These spot rates align to each of the projected benefit obligations and service cost cash flows. This change was made to better align the projected benefit cash flows and the corresponding yield curve spot rates to provide a better estimate of service and interest cost components of net periodic benefit costs. This change was considered a change in estimate and was accounted for on a prospective basis beginning January 1, 2016. This change did not have a material impact on 2016 pension expense.

The Company made employer contributions of $0.1 million and $0.1 million during the three months ended March 31, 2016 and 2015 to its defined benefit pension plans. Additional contributions of approximately $10.8 million are expected during the remainder of 2016.

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

The components of net periodic postretirement benefit income for the three months ended March 31 were as follows:

	Three months ended
In millions	2016	2015
Interest cost	0.1	0.1
Amortization of prior service gains	(0.4)	(0.4)
Net periodic postretirement benefit income	$(0.3)	$(0.3)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value at March 31, 2016 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$7.9	$—	$—	$7.9
Foreign currency contracts	—	6.2	—	6.2
Total asset recurring fair value measurements	$7.9	$6.2	$—	$14.1
Liabilities:
Foreign currency contracts	$—	$4.7	$—	$4.7
Interest rate swap	—	2.6	—	2.6
Deferred compensation plans	—	15.6	—	15.6
Total liability recurring fair value measurements	$—	$22.9	$—	$22.9
Financial instruments not carried at fair value
Total debt	—	1,545.6	—	1,545.6
Total financial instruments not carried at fair value	$—	$1,545.6	$—	$1,545.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$14.2	$—	$—	$14.2
Foreign currency contracts	—	2.8	—	2.8
Total asset recurring fair value measurements	$14.2	$2.8	$—	$17.0
Liabilities:
Foreign currency contracts	$—	$4.5	$—	$4.5
Interest rate swap	—	1.2	—	1.2
Deferred compensation plans	—	15.5	—	15.5
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Financial instruments not carried at fair value
Total debt	—	1,556.6	—	1,556.6
Total financial instruments not carried at fair value	$—	$1,556.6	$—	$1,556.6
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

•
Interest rate swaps – These instruments include interest rate swap contracts for up to $300.0 million of the Company's variable rate debt. Refer to Note 9 for more information. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2016 are the same as those used at December 31, 2015. There have been no significant transfers between Level 1 and Level 2 categories.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2015	96.0
Shares issued under incentive plans, net	0.2
Repurchase of ordinary shares	(0.5)
March 31, 2016	95.7
During the three months ended March 31, 2016, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the three months ended March 31, 2016 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2015	$25.6	$4.1	$29.7
Net earnings	57.7	1.1	58.8
Currency translation	31.3	1.5	32.8
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(9.2)	—	(9.2)
Pension and OPEB adjustments, net of tax	4.5	—	4.5
Total comprehensive income	84.3	2.6	86.9
Share-based compensation	4.6	—	4.6
Acquisition/divestiture of noncontrolling interests	(0.3)	—	(0.3)
Dividends to noncontrolling interests	—	(2.7)	(2.7)
Dividends to ordinary shareholders	(11.5)	—	(11.5)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	1.0	—	1.0
Balance at March 31, 2016	$73.7	$4.0	$77.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the three months ended March 31, 2015 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings	45.4	(1.7)	43.7
Currency translation	(38.9)	—	(38.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	4.6	—	4.6
Pension and OPEB adjustments, net of tax	3.9	—	3.9
Total comprehensive income	15.0	(1.7)	13.3
Share-based compensation	3.6	—	3.6
Dividends to noncontrolling interests	—	(0.3)	(0.3)
Dividends to ordinary shareholders	(9.6)	—	(9.6)
Shares issued under incentive plans, net	6.0	—	6.0
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at March 31, 2015	$(19.8)	$21.3	$1.5
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income (loss) before reclassifications	(0.9)	3.1	31.3	33.5
Amounts reclassified from accumulated other comprehensive income	(9.1)	1.7	—	(7.4)
Tax expense	0.8	(0.4)	—	0.4
March 31, 2016	$4.8	$(134.9)	$(75.6)	$(205.7)

The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive loss before reclassifications	6.6	2.7	(38.9)	(29.6)
Amounts reclassified from accumulated other comprehensive income	(1.7)	1.3	—	(0.4)
Tax benefit	(0.4)	(0.1)	—	(0.5)
March 31, 2015	$20.2	$(112.2)	$(86.7)	$(178.7)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains losses on cash flow hedges:
Foreign exchange contracts	$(3.3)	Cost of goods sold
	(3.3)	Earnings before income taxes
	0.8	Provision for income taxes
	$(2.5)	Earnings from continuing operations

Realized gains and losses on marketable securities:
Realized gain on sale of securities	$(5.8)	Other (income) loss, net
	(5.8)	Earnings before income taxes
	—	Provision for income taxes
	$(5.8)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	(a)
Actuarial losses	1.9	(a)
	1.7	Earnings before income taxes
	(0.4)	Provision for income taxes
	$1.3	Earnings from continuing operations

Total reclassifications for the period	$(7.0)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(1.7)	Cost of goods sold
	(1.7)	Earnings before income taxes
	(0.4)	Provision for income taxes
	$(2.1)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	(a)
Actuarial (gains) losses	1.5	(a)
	1.3	Earnings before income taxes
	(0.1)	Provision for income taxes
	1.2	Earnings from continuing operations

Total reclassifications for the period	$(0.9)	Earnings from continuing operations
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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in selling and administrative expenses. The expenses recognized for the three months ended March 31 were as follows:

	Three months ended
In millions	2016	2015
Stock options	$1.3	$1.0
RSUs	2.0	1.6
PSUs	1.3	1.0
Deferred compensation	0.2	0.4
Pre-tax expense	4.8	4.0
Tax benefit	(1.4)	(1.3)
After-tax expense	$3.4	$2.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2016		2015
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	230,259	$15.86	220,679	$17.88
RSUs	101,815	$57.85	80,913	$57.85

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

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2016	2015
Dividend yield	0.83%	0.69%
Volatility	28.85%	34.02%
Risk-free rate of return	1.38%	1.78%
Expected life	6.0 years	6.0 years

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2016, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In March 2014, 2015, and 2016, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 14 – Restructuring Activities

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the restructuring reserve during the three months ended March 31, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015	$—	$10.0	$0.2	$10.2
Additions, net of reversals	1.3	0.2	0.1	1.6
Cash and non-cash uses	(1.2)	(1.3)	(0.1)	(2.6)
Currency translation	—	0.4	—	0.4
March 31, 2016	$0.1	$9.3	$0.2	$9.6

The majority of the costs accrued as of March 31, 2016 will be paid within one year.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the three months ended March 31 were as follows:

Three months ended
In millions	2016
EMEIA	$0.2
Total	$0.2

Cost of goods sold	$0.1
Selling and administrative expenses	0.1
Total	$0.2

The above expenses primarily relate to severance charges. Restructuring charges related to this plan were $14.7 million in 2015.

The Company incurred other non-qualified restructuring charges of $0.1 million during the three months ended March 31, 2016 in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Other Restructuring Plans
Other restructuring charges of $1.4 million were recorded during the three months ended March 31, 2016 as part of other restructuring plans. These charges primarily relate to workforce reductions in an effort to increase efficiencies across multiple lines of business.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 15 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended March 31 were as follows:

	Three months ended
In millions	2016	2015
Interest income	$(0.5)	$(0.3)
Exchange loss	3.0	3.3
(Earnings) loss from equity investments	(3.5)	0.2
Other	(7.8)	(0.1)
Other (income) expense, net	$(8.8)	$3.1

During the three months ended March 31, 2016 the Company recorded gains from the sale of marketable securities of $5.8 million, which is included in Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

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

Note 16 – Income Taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 21.6% and 22.0%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions partially offset by the year over year change in the timing of amounts recognized for uncertain tax positions.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

	Three months ended
In millions	2016	2015
Weighted-average number of basic shares	95.9	95.9
Shares issuable under incentive stock plans	1.0	1.0
Weighted-average number of diluted shares	96.9	96.9

At March 31, 2016, 0.4 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

Note 18 – Business Segment Information

The Company classifies its businesses into the following three reportable segments based on industry and market focus: Americas, EMEIA and Asia Pacific.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2016	2015
Net revenues
Americas	$363.0	$354.3
EMEIA	118.5	81.7
Asia Pacific	20.8	22.7
Total	$502.3	$458.7
Segment operating income (loss)
Americas	$90.2	$84.2
EMEIA	8.0	2.6
Asia Pacific	(0.1)	(2.6)
Total	98.1	84.2
Reconciliation to Operating income
Unallocated corporate expense	(15.6)	(13.2)
Operating income	$82.5	$71.0
Reconciliation to earnings (loss) before income taxes
Interest expense	16.3	11.6
Other (income) expense, net	(8.8)	3.1
Earnings (loss) before income taxes	$75.0	$56.3

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

During the three months ended March 31, 2016 and 2015, the Company incurred $1.0 million and $1.8 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2016 and December 31, 2015, the Company has recorded reserves for environmental matters of $15.4 million and $15.2 million. Of the total reserve, $2.7 million and $2.8 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at March 31, 2016 and December 31, 2015 was $3.2 million and $3.7 million, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2016	2015
Balance at beginning of period	$11.7	$9.8
Reductions for payments	(1.4)	(0.9)
Accruals for warranties issued during the current period	1.6	1.2
Changes to accruals related to preexisting warranties	(0.2)	—
Translation	0.1	(0.2)
Balance at end of period	$11.8	$9.9

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2021 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are all guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Other Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Other Subsidiary Guarantors are not required to be filed with the SEC, as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$347.9	$257.5	$(103.1)	$502.3
Cost of goods sold	—	—	205.9	183.2	(103.1)	286.0
Selling and administrative expenses	1.0	—	78.7	54.1	—	133.8
Operating income (loss)	(1.0)	—	63.3	20.2	—	82.5
Equity earnings (loss) in affiliates, net of tax	70.4	25.4	0.5	71.1	(167.4)	—
Interest expense	11.1	5.1	—	0.1	—	16.3
Intercompany interest and fees	—	23.8	(32.5)	8.7	—	—
Other (income) expense, net	0.1	—	(20.1)	11.2	—	(8.8)
Earnings (loss) before income taxes	58.2	(3.5)	116.4	71.3	(167.4)	75.0
Provision (benefit) for income taxes	0.5	(11.1)	44.8	(18.0)	—	16.2
Earnings (loss) from continuing operations	57.7	7.6	71.6	89.3	(167.4)	58.8
Discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	57.7	7.6	71.6	89.3	(167.4)	58.8
Less: Net loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net earnings (loss) attributable to Allegion plc	$57.7	$7.6	$71.6	$88.2	$(167.4)	$57.7

Total comprehensive income (loss)	$84.3	$6.2	$72.3	$116.7	$(192.6)	$86.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.6	—	2.6
Total comprehensive income (loss) attributable to Allegion plc	$84.3	$6.2	$72.3	$114.1	$(192.6)	$84.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$341.1	$163.8	$(46.2)	$458.7
Cost of goods sold	—	—	198.3	119.5	(46.2)	271.6
Selling and administrative expenses	0.9	—	72.8	42.4	—	116.1
Operating income (loss)	(0.9)	—	70.0	1.9	—	71.0
Equity earnings (loss) in affiliates, net of tax	52.7	10.0	0.5	48.2	(111.4)	—
Interest expense	6.5	5.1	—	—	—	11.6
Intercompany interest and fees	—	23.5	(9.1)	(14.4)	—	—
Other (income) expense, net	(0.1)	(0.2)	0.4	3.0	—	3.1
Earnings (loss) before income taxes	45.4	(18.4)	79.2	61.5	(111.4)	56.3
Provision (benefit) for income taxes	—	(10.9)	30.3	(7.0)	—	12.4
Earnings (loss) from continuing operations	45.4	(7.5)	48.9	68.5	(111.4)	43.9
Discontinued operations, net of tax	—	—	(0.2)	—	—	(0.2)
Net earnings (loss)	45.4	(7.5)	48.7	68.5	(111.4)	43.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	(1.7)	—	(1.7)
Net earnings (loss) attributable to Allegion plc	$45.4	$(7.5)	$48.7	$70.2	$(111.4)	$45.4

Total comprehensive income (loss)	$15.0	$(8.8)	$52.6	$35.4	$(80.9)	$13.3
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(1.7)	—	(1.7)
Total comprehensive income (loss) attributable to Allegion plc	$15.0	$(8.8)	$52.6	$37.1	$(80.9)	$15.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
March 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$2.3	$8.9	$32.9	$81.4	$—	$125.5
Accounts and notes receivable, net	—	—	135.5	190.3	—	325.8
Inventories	—	—	70.7	145.8	—	216.5
Other current assets	0.1	11.1	17.4	14.0	—	42.6
Accounts and notes receivable affiliates	194.5	401.2	485.7	392.6	(1,474.0)	—
Total current assets	196.9	421.2	742.2	824.1	(1,474.0)	710.4
Investment in affiliates	1,075.4	2,974.8	193.5	3,998.9	(8,242.6)	—
Property, plant and equipment, net	—	—	122.6	103.5	—	226.1
Intangible assets, net	—	—	181.3	930.4	—	1,111.7
Notes receivable affiliates	—	1,144.2	3,629.0	1,715.0	(6,488.2)	—
Other noncurrent assets	6.4	7.4	85.2	122.8	—	221.8
Total assets	$1,278.7	$4,547.6	$4,953.8	$7,694.7	$(16,204.8)	$2,270.0
Current liabilities:
Accounts payable and accruals	$4.5	$8.6	$174.3	$169.6	$—	$357.0
Short-term borrowings and current maturities of long-term debt	46.9	—	0.1	2.1	—	49.1
Accounts and notes payable affiliates	0.2	84.3	725.3	664.2	(1,474.0)	—
Total current liabilities	51.6	92.9	899.7	835.9	(1,474.0)	406.1
Long-term debt	1,153.4	293.5	—	—	—	1,446.9
Notes payable affiliate	—	2,739.5	—	3,748.7	(6,488.2)	—
Other noncurrent liabilities	—	2.6	126.7	210.0	—	339.3
Total liabilities	1,205.0	3,128.5	1,026.4	4,794.6	(7,962.2)	2,192.3
Equity:
Total shareholders equity (deficit)	73.7	1,419.1	3,927.2	2,896.3	(8,242.6)	73.7
Noncontrolling interests	—	—	—	4.0	—	4.0
Total equity (deficit)	73.7	1,419.1	3,927.2	2,900.3	(8,242.6)	77.7
Total liabilities and equity	$1,278.7	$4,547.6	$4,953.6	$7,694.9	$(16,204.8)	$2,270.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$3.3	$0.3	$73.8	$122.3	$—	$199.7
Accounts and notes receivable, net	—	—	121.6	181.8	—	303.4
Inventories	—	—	106.7	97.4	—	204.1
Other current assets	0.5	44.7	9.9	(27.2)	—	27.9
Accounts receivable affiliates	248.6	356.4	375.9	324.5	(1,305.4)	—
Total current assets	252.4	401.4	687.9	698.8	(1,305.4)	735.1
Investment in affiliates	986.2	3,001.4	192.9	4,660.2	(8,840.7)	—
Property, plant and equipment, net	—	—	147.6	77.2	—	224.8
Intangible assets, net	—	—	181.4	905.1	—	1,086.5
Notes receivable affiliates	—	1,144.2	3,549.9	1,726.3	(6,420.4)	—
Other noncurrent assets	10.8	1.5	82.1	122.2	—	216.6
Total assets	$1,249.4	$4,548.5	$4,841.8	$8,189.8	$(16,566.5)	$2,263.0
Current liabilities:
Accounts payable and accruals	$8.2	$4.3	$356.7	$12.3	$—	$381.5
Short-term borrowings and current maturities of long-term debt	46.9	—	0.1	18.6	—	65.6
Accounts and notes payable affiliates	0.3	57.5	636.4	611.2	(1,305.4)	—
Total current liabilities	55.4	61.8	993.2	642.1	(1,305.4)	447.1
Long-term debt	1,168.4	289.1	—	—	—	1,457.5
Notes payables affiliate	—	2,750.8	—	3,669.6	(6,420.4)	—
Other noncurrent liabilities	—	1.2	124.7	202.8	—	328.7
Total liabilities	1,223.8	3,102.9	1,117.9	4,514.5	(7,725.8)	2,233.3
Equity:
Total shareholders equity (deficit)	25.6	1,445.6	3,723.9	3,671.2	(8,840.7)	25.6
Noncontrolling interests	—	—	—	4.1	—	4.1
Total equity (deficit)	25.6	1,445.6	3,723.9	3,675.3	(8,840.7)	29.7
Total liabilities and equity	$1,249.4	$4,548.5	$4,841.8	$8,189.8	$(16,566.5)	$2,263.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$(3.0)	$19.9	$7.6	$87.5	$(112.8)	$(0.8)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	—	—
Net cash provided by (used in) operating activities	(3.0)	19.9	7.6	87.5	(112.8)	(0.8)
Cash flows from investing activities:
Capital expenditures	—	—	(0.5)	(6.9)	—	(7.4)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—
Proceeds from sales and maturities of marketable securities	—	—	—	6.6	—	6.6
Other investing activities, net	—	—	—	(2.0)	—	(2.0)
Net cash provided by (used in) investing activities	—	—	(0.5)	(2.3)	—	(2.8)
Cash flows from financing activities:
Debt repayments, net	(11.7)	—	—	(16.6)	—	(28.3)
Net inter-company proceeds (payments)	54.3	(11.3)	19.7	(62.7)	—	—
Dividends paid	—	—	(67.7)	(45.1)	112.8	—
Dividends paid to shareholders	(11.4)	—	—	—	—	(11.4)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	0.8	—	—	(5.9)	—	(5.1)
Net cash provided by (used in) financing activities	2.0	(11.3)	(48.0)	(130.3)	112.8	(74.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4.2	—	4.2
Net increase (decrease) in cash and cash equivalents	(1.0)	8.6	(40.9)	(40.9)	—	(74.2)
Cash and cash equivalents - beginning of period	3.3	0.3	73.8	122.3	—	199.7
Cash and cash equivalents - end of period	$2.3	$8.9	$32.9	$81.4	$—	$125.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$24.4	$20.5	$(44.7)	$65.2	$(60.8)	$4.6
Net cash provided by (used in) discontinued operating activities	—	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) operating activities	24.4	20.5	(44.7)	65.0	(60.8)	4.4
Cash flows from investing activities:
Capital expenditures	—	—	(7.8)	(1.6)	—	(9.4)
Acquisition of businesses, net of cash acquired	—	—	(9.0)	—	—	(9.0)
Other investing activities, net	—	—	4.0	—	—	4.0
Net cash provided by (used in) investing activities	—	—	(12.8)	(1.6)	—	(14.4)
Cash flows from financing activities:
Debt repayments, net	(12.2)	—	—	(0.2)	—	(12.4)
Net inter-company proceeds (payments)	—	(12.2)	—	12.2	—	—
Dividends paid	—	—	(3.1)	(57.7)	60.8	—
Dividends paid to shareholders	(9.5)	—	—	—	—	(9.5)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	5.2	—	—	—	—	5.2
Net cash provided by (used in) financing activities	(46.5)	(12.2)	(3.1)	(45.7)	60.8	(46.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.2)	—	(4.2)
Net increase (decrease) in cash and cash equivalents	(22.1)	8.3	(60.6)	13.5	—	(60.9)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$5.0	$8.8	$65.7	$150.1	$—	$229.6

Note 21 – Subsequent Events

On April 7, 2016, the Company's Board of Directors declared a quarterly dividend of $0.12 cents per ordinary share. The dividend is payable June 30, 2016 to shareholders of record on June 15, 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The following section is qualified in its entirety by the more detailed information, including our condensed and consolidated financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Allegion plc and its consolidated subsidiaries ("Allegion," "we," "us" or the "Company") is a leading global provider of security products and solutions that keep people safe, secure and productive. We make the world safer as a company of experts, securing the places where people thrive and we create peace of mind by pioneering safety and security. We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs. Our leading brands include CISA, Interflex, LCN, Schlage, SimonsVoss and Von Duprin.

Recent Developments

2015 Acquisitions and divestitures

In 2015, we completed six acquisitions of, or investments in, businesses and two divestitures:

Acquisitions / Investments		Divestitures
Business	Month	Business	Month
iDevices	February 2015	Venezuela	August 2015
Zero	April 2015	Bocom	November 2015
Brio	May 2015
Milre	July 2015
SimonsVoss	September 2015
AXA	September 2015

The impact of the acquisitions and divestitures for the three months ended March 31, 2016 was a net increase in revenues of approximately $33.0 million and a net increase in operating income of approximately $4.7 million compared to the same period in the prior year.

2016 Dividends

On March 31, 2016, we paid a quarterly dividend of $0.12 per ordinary share to shareholders of record as of March 16, 2016.

Share repurchases

During the first quarter of 2016, the Company repurchased approximately 0.5 million shares for approximately $30.0 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2016	% of revenues	2015	% of revenues
Net revenues	$502.3		$458.7
Cost of goods sold	286.0	56.9%	271.6	59.2%
Selling and administrative expenses	133.8	26.6%	116.1	25.3%
Operating income	82.5	16.4%	71.0	15.5%
Interest expense	16.3		11.6
Other (income) expense, net	(8.8)		3.1
Earnings before income taxes	75.0		56.3
Provision for income taxes	16.2		12.4
Earnings from continuing operations	58.8		43.9
Discontinued operations, net of tax	—		(0.2)
Net earnings	58.8		43.7
Less: Net earnings attributable to noncontrolling interests	1.1		(1.7)
Net earnings attributable to Allegion plc	$57.7		$45.4
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.60		$0.47
Discontinued operations	—		—
Net earnings	$0.60		$0.47
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2016 increased by 9.5%, or $43.6 million, compared with the same period in 2015, which resulted from the following:

Pricing	1.0%
Volume	2.6%
Acquisitions/divestitures	7.2%
Currency exchange rates	(1.3)%
Total	9.5%
The increase in net revenues was primarily driven by revenue from acquisitions in the second and third quarters of 2015 as well as higher volumes and improved pricing primarily in our Americas segment. These increases were partially offset by the divestitures in the prior year and unfavorable foreign currency exchange rate movements primarily due to the strengthening of the US dollar against currencies in EMEIA and Asia-Pacific.
Operating Income/Margin
Operating income for the three months ended March 31, 2016 increased $11.5 million compared to the same period in 2015 and operating margin for the three months ended March 31, 2016 increased to 16.4% from 15.5% for the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
March 31, 2015	71.0	15.5%
Pricing and productivity in excess of inflation	6.5	1.2%
Volume/product mix	1.0	(0.2)%
Non-cash inventory impairment	4.2	0.9%
Currency exchange rates	1.0	0.4%
Investment spending and other items	(3.8)	(0.8)%
Acquisitions / divestitures	4.7	(0.1)%
Restructuring / acquisition costs	(2.1)	(0.5)%
March 31, 2016	82.5	16.4%
Operating income and operating margin increased primarily due to pricing improvements and productivity in excess of inflation, the impact of acquisitions in the second and third quarters of 2015, a $4.2 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar in the prior year that did not recur in the current year, favorable foreign currency exchange rate movements and favorable volume/product mix. These increases were partially offset by increased investment spending, higher restructuring and acquisition costs compared to the prior year.
Volume/product mix had an unfavorable impact on operating margin, which reflects a higher mix of residential volume in the quarter than non-residential volume as well as an unfavorable mix within our non-residential business, which reflects timing delays due to an ERP implementation at one of our primary manufacturing locations in the first quarter of 2016.
Interest Expense
Interest expense for the three months ended March 31, 2016 increased $4.7 million compared with the same period of 2015 primarily due to increased debt balances resulting from the issuance of the 2023 Senior Notes.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended March 31, 2016 and 2015 were as follows:

In millions	2016	2015
Interest income	$(0.5)	$(0.3)
Exchange loss	3.0	3.3
(Earnings) loss from equity investments	(3.5)	0.2
Other	(7.8)	(0.1)
Other (income) expense, net	$(8.8)	$3.1

Other (income) expense, net for the three months ended March 31, 2016 increased $11.9 million compared to the same period in 2015. During the three months ended March 31, 2016 we recorded gains from the sale of marketable securities of $5.8 million, which is included in Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the three months ended March 31, 2015 we recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange loss in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 21.6% and 22.0%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions partially offset by the year over year change in the timing of amounts recognized for uncertain tax positions.

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

Segment Results of Operations - For the three months ended March 31

	Three months ended
in millions	2016	2015	% Change
Net revenues
Americas	$363.0	$354.3	2.5%
EMEIA	118.5	81.7	45.0%
Asia Pacific	20.8	22.7	(8.4)%
Total	$502.3	$458.7

Segment operating income (loss)
Americas	$90.2	$84.2	7.1%
EMEIA	8.0	2.6	207.7%
Asia Pacific	(0.1)	(2.6)	(96.2)%
Total	$98.1	$84.2

Segment operating margin
Americas	24.8%	23.8%
EMEIA	6.8%	3.2%
Asia Pacific	(0.5)%	(11.5)%

Americas

Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America and South America. The segment sells a broad range of products and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s brands include aptiQ, LCN, Schlage, Steelcraft and Von Duprin.

Net Revenues

Net revenues for the three months ended March 31, 2016 increased by 2.5% ($8.7 million) compared to the same period in 2015 due to the following:

Pricing	1.0%
Volume	2.4%
Acquisitions / Divestitures	(0.1)%
Currency exchange rates	(0.8)%
Total	2.5%

The increase is primarily due to higher volumes, improved pricing and revenue from the acquisition of Zero in the second quarter of 2015 partially offset by unfavorable foreign currency exchange rate movements primarily related to a weaker Canadian dollar and divestitures in the prior year. Net revenues from non-residential products for the three months ended March 31, 2016 increased low single digits compared to the same period in the prior year. Net revenues from residential products for the three months ended March 31, 2016 increased high single digits compared to the same period in the prior year primarily due to retail and e-commerce initiatives.

Operating income/margin

Segment operating income for the three months ended March 31, 2016 increased $6.0 million and segment operating margin increased to 24.8% from 23.8% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
March 31, 2015	$84.2	23.8%
Pricing and productivity in excess of inflation	5.6	1.3%
Volume/product mix	(0.3)	(0.7)%
Non-cash inventory impairment	4.2	1.2%
Currency exchange rates	1.4	0.6%
Investment spending	(2.1)	(0.6)%
Acquisitions / divestitures	(1.4)	(0.4)%
Restructuring / acquisition expenses	(1.4)	(0.4)%
March 31, 2016	$90.2	24.8%

The increase was primarily due to pricing improvements and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending primarily for new product development and channel development, divestitures in the prior year, restructuring and acquisition charges incurred in the current year and unfavorable volume/product mix.

EMEIA

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s brands include AXA, Bricard, Briton, CISA, Interflex, Kryptonite, Normbau and SimonsVoss. This segment also resells LCN, Schlage and Von Duprin products, primarily in the Middle East.

Net Revenues

Net revenues for the three months ended March 31, 2016 increased by 45.0% ($36.8 million) compared to the same period in 2015 due to the following:

Pricing	1.0%
Volume	2.3%
Acquisitions / Divestitures	44.4%
Currency exchange rates	(2.7)%
Total	45.0%

The increase was primarily due to revenue from the acquisitions of Simons Voss and AXA in the third quarter of 2015, higher volumes and improved pricing partially offset by unfavorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the three months ended March 31, 2016 increased $5.4 million and segment operating margin increased to 6.8% from 3.2% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
March 31, 2015	$2.6	3.2%
Pricing and productivity in excess of inflation	1.1	1.2%
Volume/product mix	0.6	0.7%
Currency exchange rates	(0.1)	(0.1)%
Investment spending	(0.4)	(0.5)%
Acquisitions / divestitures	4.5	2.8%
Restructuring expenses	(0.3)	(0.5)%
March 31, 2016	$8.0	6.8%

The increase was primarily due to the impact of the acquisitions of Simons Voss and AXA in the third quarter of 2015, pricing improvements and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by increased investment spending, restructuring costs incurred in the current year and unfavorable foreign currency exchange rate movements.

Asia Pacific

Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout the Asia Pacific region. The segment offers end users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, electronic product and access control systems. This segment’s brands include Brio, Briton, CISA, FSH, Legge, LCN, Milre, Schlage, and Von Duprin.

Net Revenues

Net revenues for the three months ended March 31, 2016 decreased by 8.4% ($1.9 million) compared to the same period in 2015 due to the following:

Pricing	0.5%
Volume	7.6%
Acquisitions / Divestitures	(12.5)%
Currency exchange rates	(4.0)%
Total	(8.4)%

The decrease in revenues was primarily due to the divestiture of Bocom and unfavorable foreign currency exchange rate movements partially offset by higher volumes, improved pricing and revenue from the acquisitions of Brio and Milre in the second and third quarters of 2015. Bocom's revenue was $9.9 million for the three months ended March 31, 2015.

Operating income/margin

Segment operating income for the three months ended March 31, 2016 increased $2.5 million and segment operating margin improved to (0.5)% from (11.5)% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
March 31, 2015	$(2.6)	(11.5)%
Pricing and productivity in excess of inflation	0.5	2.5%
Volume/product mix	0.7	3.7%
Currency exchange rates	(0.2)	(1.4)%
Acquisitions / divestitures	1.6	6.5%
Restructuring expenses	(0.1)	(0.3)%
March 31, 2016	$(0.1)	(0.5)%

The increase was primarily related to the impact of the acquisitions of Brio and Milre in the second and third quarters of 2015 and the divestiture of Bocom, favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements and restructuring costs in the current year.

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

In millions	2016	2015
Operating cash flow provided by (used in) continuing operations	$(0.8)	$4.6
Investing cash flow used in continuing operations	(2.8)	(14.4)
Financing cash flow used in continuing operations	(74.8)	(46.7)
Operating Activities

Net cash used in continuing operating activities during the three months ended March 31, 2016 decreased $5.4 million compared to the same period in 2015. The decrease in net cash provided by operating activities for the three months ended March 31, 2016 was primarily due to an increased use of working capital partially offset by higher earnings.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2016 decreased $11.6 million compared to the same period in 2015. The change in net cash used in investing activities is primarily due to $6.6 million of cash received from the sale of marketable securities in the current quarter, cash payments related to acquisitions in the prior year and a decrease in capital expenditures during the three months ended March 31, 2016.
Financing Activities

Net cash used in continuing financing activities during the three months ended March 31, 2016 increased $28.1 million compared to the same period in 2015. The change in cash used in financing activities is primarily due to repayments of short term borrowings outstanding and higher dividend payments. We repaid $16.6 million of short term borrowings, repaid $11.7 million on the Term Loan Facility and paid $11.4 million in dividends to ordinary shareholders during the three months ended March 31, 2016. Cash used in other financing activities increased $10.3 million for the three months ended March 31, 2016 compared to the prior year primarily due to lower proceeds from shares issued under incentive plans and lower excess tax benefits from share based compensation.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2016	December 31, 2015
Term Loan A Facility	$915.0	$926.7
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2016	2.2	18.7
Unamortized debt issuance costs, net	(21.2)	(22.3)
Total debt	$1,496.0	$1,523.1
Less current portion of long-term debt	49.1	65.6
	$1,446.9	$1,457.5

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2016, 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $11.7 million on the Term Loan Facility during the three months ended March 31, 2016. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.

We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. At March 31, 2016, we did not have any borrowings outstanding under the Revolver and had $17.7 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of March 31, 2016, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

Management believes there have been no significant changes during the three months ended March 31, 2016, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	the impact our substantial leverage may have on our business and operations and

•	our ability to successfully implement new information technology systems.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk during the first quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2015. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s) (a)	Average price paid per share (a)	Total number of shares purchased as part of program (000s) (a)	Approximate dollar value of shares still available to be purchased under the program (000s) (a)
January 1 - January 31	—	$—	—	$119,746
February 1 - February 29	461	59.83	461	92,165
March 1 - March 31	38	62.88	38	89,746
Total	499	$60.06	499	$89,746

(a) In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

12.1	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 28, 2016	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 28, 2016	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.