Form 10-Q
period 2016-06-30
Allegion plc
filed 2016-07-28
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of July 25, 2016 was 95,897,958.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2016	2015	2016	2015
Net revenues	$584.9	$519.5	$1,087.2	$978.2
Cost of goods sold	317.5	297.7	603.5	569.3
Selling and administrative expenses	143.1	126.1	276.9	242.2
Operating income	124.3	95.7	206.8	166.7
Interest expense	16.5	11.3	32.8	22.9
Other (income) expense, net	(8.6)	0.4	(17.4)	3.5
Earnings before income taxes	116.4	84.0	191.4	140.3
Provision for income taxes	21.0	19.0	37.2	31.4
Earnings from continuing operations	95.4	65.0	154.2	108.9
Discontinued operations, net of tax	—	—	—	(0.2)
Net earnings	95.4	65.0	154.2	108.7
Less: Net earnings (loss) attributable to noncontrolling interests	0.4	1.1	1.5	(0.6)
Net earnings attributable to Allegion plc	$95.0	$63.9	$152.7	$109.3
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$95.0	$63.9	$152.7	$109.5
Discontinued operations	—	—	—	(0.2)
Net earnings	$95.0	$63.9	$152.7	$109.3
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.99	$0.67	$1.59	$1.14
Discontinued operations	—	—	—	—
Net earnings	$0.99	$0.67	$1.59	$1.14
Diluted:
Continuing operations	$0.98	$0.66	$1.58	$1.13
Discontinued operations	—	—	—	—
Net earnings	$0.98	$0.66	$1.58	$1.13
Weighted-average shares outstanding
Basic	95.8	95.8	95.9	95.8
Diluted	96.8	96.7	96.8	96.9

Dividends declared per ordinary share	$0.12	$0.10	$0.24	$0.20

Total comprehensive income	$69.0	$70.5	$155.9	$83.8
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.4)	1.1	2.2	(0.6)
Total comprehensive income attributable to Allegion plc	$69.4	$69.4	$153.7	$84.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169.1	$199.7
Accounts and notes receivable, net	348.3	303.4
Inventories	225.3	204.1
Other current assets	85.2	27.9
Total current assets	827.9	735.1
Property, plant and equipment, net	227.1	224.8
Goodwill	728.8	714.1
Intangible assets, net	389.9	372.4
Other noncurrent assets	171.8	216.6
Total assets	$2,345.5	$2,263.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175.7	$175.1
Accrued expenses and other current liabilities	245.4	206.4
Short-term borrowings and current maturities of long-term debt	48.6	65.6
Total current liabilities	469.7	447.1
Long-term debt	1,437.1	1,457.5
Other noncurrent liabilities	295.9	328.7
Total liabilities	2,202.7	2,233.3
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (96.8 shares issued)	1.0	1.0
Capital in excess of par value	8.8	24.4
Retained earnings	360.6	232.4
Accumulated other comprehensive loss	(231.2)	(232.2)
Total Allegion plc shareholders’ equity	139.2	25.6
Noncontrolling interests	3.6	4.1
Total equity	142.8	29.7
Total liabilities and equity	$2,345.5	$2,263.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2016	2015
Cash flows from operating activities:
Net earnings	$154.2	$108.7
Discontinued operations, net of tax	—	0.2
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	33.5	24.8
Changes in assets and liabilities and other non-cash items	(86.5)	(100.3)
Net cash provided by continuing operating activities	101.2	33.4
Net cash used in discontinued operating activities	—	(0.2)
Net cash provided by operating activities	101.2	33.2
Cash flows from investing activities:
Capital expenditures	(16.5)	(18.6)
Acquisition of and equity investments in businesses, net of cash acquired	(31.4)	(52.0)
Proceeds from sale of marketable securities	14.1	—
Other investing activities, net	(4.7)	4.1
Net cash used in investing activities	(38.5)	(66.5)
Cash flows from financing activities:
Short-term borrowings, net	—	12.2
Payments of long-term debt	(40.5)	(24.4)
Debt borrowings (repayments), net	(40.5)	(12.2)
Dividends paid to ordinary shareholders	(22.9)	(19.1)
Acquisition/divestiture of noncontrolling interests	(0.4)	—
Repurchase of ordinary shares	(30.0)	(30.0)
Other financing activities, net	(1.2)	8.7
Net cash used in continuing financing activities	(95.0)	(52.6)
Effect of exchange rate changes on cash and cash equivalents	1.7	(3.6)
Net decrease in cash and cash equivalents	(30.6)	(89.5)
Cash and cash equivalents - beginning of period	199.7	290.5
Cash and cash equivalents - end of period	$169.1	$201.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed and consolidated financial statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed and consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the consolidated financial statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying condensed and consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company made one immaterial measurement-period adjustment related to a business combination from September 2015 during the six months ended June 30, 2016. The impact of ASU 2015-16 on this adjustment did not have a material impact on the Condensed and Consolidated Financial Statements.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 will have on the Condensed and Consolidated Financial Statements.

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	June 30, 2016	December 31, 2015
Raw materials	$58.2	$58.9
Work-in-process	26.6	30.0
Finished goods	140.5	115.2
Total	$225.3	$204.1

Note 4 – Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015 (gross)	$372.8	$733.4	$93.4	$1,199.6
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2015 (net)	372.8	254.8	86.5	714.1
Acquisitions	—	9.4	—	9.4
Currency translation	0.1	4.6	0.6	5.3
June 30, 2016	$372.9	$268.8	$87.1	$728.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$49.9	$(24.8)	$25.1	$49.0	$(23.1)	$25.9
Customer relationships	292.9	(47.8)	245.1	278.7	(40.2)	238.5
Trademarks (finite-lived)	83.0	(37.8)	45.2	81.2	(35.3)	45.9
Other	12.0	(9.5)	2.5	9.0	(9.0)	—
Total finite-lived intangible assets	437.8	$(119.9)	317.9	417.9	$(107.6)	310.3
Trademarks (indefinite-lived)	72.0		72.0	62.1		62.1
Total	$509.8		$389.9	$480.0		$372.4

Intangible asset amortization expense was $10.2 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $20.0 million for full year 2016, $19.9 million for 2017, $19.9 million for 2018, $19.9 million for 2019, and $19.9 million for 2020.

Note 6 – Acquisitions

2016

In June 2016 the Company acquired 100% of Trelock GmbH, a portable safety and security provider, and certain affiliated companies.

2015

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

Total consideration paid for the acquisitions was $511.3 million (net of cash acquired). The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	34.8
Other current assets	2.0
Property, plant and equipment, net	27.2
Goodwill	255.1
Intangible assets, net	273.8
Other noncurrent assets	12.5
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(30.1)
Deferred tax liabilities and other noncurrent liabilities	(75.1)
Total cash consideration	$511.3

The Milre, SimonsVoss, and AXA purchase price allocations for the acquisitions are pending completion of calculation of certain tax balances. Also, final environmental reserve estimates at AXA are still pending completion. These acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the three and six months ended June 30, 2015 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

	Three months ended	Six months ended
In millions, except per share amounts	June 30, 2015	June 30, 2015
Net revenues	$554.8	$1,059.1
Net earnings attributable to Allegion plc	$62.6	$108.0
Basic income per share	$0.65	$1.13
Diluted income per share	$0.65	$1.12

During the three and six months ended June 30, 2015 the Company incurred $1.7 million of acquisition related costs. These expenses are included in selling and administrative expenses in the Condensed and Consolidated Statement of Comprehensive Income. For pro forma purposes, the expenses were assumed to have been incurred on January 1, 2014. Pro forma Net earnings (loss) attributable to Allegion plc in the table above has been adjusted to reflect the costs in the assumed acquisition period.

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

The following financial information reflects the results of revenue and earnings of the acquisitions since their respective acquisition dates included in the Condensed and Consolidated Statement of Comprehensive Income as of the three and six months ended June 30, 2016 and 2015.

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Net revenues	$47.0	$6.3	$92.8	$6.3

Earnings before income tax	$5.3	$0.7	$10.2	$0.7

Note 7 – Divestitures

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Bocom") in the fourth quarter of 2015. Bocom operates a security system integration business exclusively in China and provides services primarily to Chinese governments and government agencies. Under the terms of the transaction, the Company may receive consideration of up to $75 million based on the future cash collection performance of Bocom and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, the Company has retained 15% of the shares of Bocom. The Company currently estimates the fair value of the consideration to be $75.3 million, of which $57.1 million is classified in Accounts and notes receivable, net and the remaining amount is classified within Other assets within the Condensed and Consolidated Balance Sheet. The Company currently estimates payment to be completed in approximately 2 years; however repayment may be delayed depending on the timing of future cash collections. The Company may incur additional charges if it is determined that future cash collections will no longer occur.

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

Note 8 – Debt and Credit Facilities

At June 30, long-term debt and other borrowings consisted of the following:

In millions	June 30, 2016	December 31, 2015
Term Loan A Facility	$903.2	$926.7
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	2.8	18.7
Unamortized debt issuance costs, net	(20.3)	(22.3)
Total debt	1,485.7	1,523.1
Less current portion of long-term debt	48.6	65.6
Total long-term debt	$1,437.1	$1,457.5

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

The applicable margin for LIBOR rate borrowings ranges from 1.375% to 1.875% and the applicable margin for base rate borrowings ranges from 0.375% to 0.875%, in each case depending on the corporate credit or family rating. The Revolver and the Term Loan A Facility mature on October 15, 2020.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Loan Facility borrowings was 1.625% at June 30, 2016.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for $300.0 million of the Company's variable rate Term Loan Facility. See Note 9 for more information on interest rate swaps.
The Company repaid $23.4 million of principal on its Term Loan A Facility during the six months ended June 30, 2016 in accordance with the terms of its Senior Secured Credit Facility. At June 30, 2016, the Company did not have any borrowings outstanding under the Revolver and had $17.1 million of letters of credit outstanding. Allegion plc is primary borrower under the Senior Secured Credit Facility.

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

The weighted-average interest rate for borrowings was 2.3% under the Term Loan Facility (including the effect of interest rate swaps) at June 30, 2016, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $356.6 million and $269.4 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, a loss of $0.5 million and a gain $1.7 million, net of tax, respectively, were included in accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into net earnings over the next twelve months

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

is a loss of $0.5 million. The actual amounts that will be reclassified to net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in net earnings as changes in fair value occur. At June 30, 2016, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for up to $300.0 million of the Company's variable rate $938.4 million Term Loan Facility. Swaps with notional amounts totaling $275.0 million are effective January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million are effective January 2015 and expire in December 2016. In February 2016, the Company entered into additional forward starting interest rate swaps with notional amounts totaling $250.0 million, which become effective September 2017 and expire in September 2020.
These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in accumulated other comprehensive loss. At June 30, 2016, $4.6 million of losses were recorded in accumulated other comprehensive loss related to these interest rate swaps and less than $0.1 million are expected to be reclassified into Interest expense over the next twelve months.

The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Currency derivatives	$0.1	$1.8	$1.3	$—
Interest rate swaps	—	—	4.6	1.2
Derivatives not designated as hedges:
Currency derivatives	2.3	1.0	1.1	4.5
Total derivatives	$2.4	$2.8	$7.0	$5.7

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives	$1.9	$0.9	Cost of goods sold	$2.0	$3.0
Interest rate swaps	(2.1)	0.3	Interest expense	—	—
Total	$(0.2)	$1.2		$2.0	$3.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives	$2.3	$4.2	Cost of goods sold	$5.3	$4.7
Interest rate swaps	(3.5)	(1.1)	Interest expense	—	—
Total	$(1.2)	$3.1		$5.3	$4.7

The gains and losses associated with the Company's non designated currency derivatives are included within Other (income) expense, net in the Condensed and Consolidated Statement of Comprehensive Income.

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
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Service cost	$2.4	$2.3	$4.7	$4.7
Interest cost	2.5	2.8	5.0	5.5
Expected return on plan assets	(2.6)	(2.9)	(5.1)	(5.7)
Net amortization of:
Prior service costs	0.1	0.2	0.3	0.4
Plan net actuarial losses	1.4	1.2	2.7	2.3
Net periodic pension benefit cost	$3.8	$3.6	$7.6	$7.2
Net settlement losses	—	—	—	0.6
Net periodic pension benefit cost after settlement losses	$3.8	$3.6	$7.6	$7.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Service cost	$0.9	$0.9	$1.7	$1.7
Interest cost	2.9	3.5	5.8	6.9
Expected return on plan assets	(3.7)	(4.5)	(7.4)	(8.9)
Amortization of plan net actuarial losses	0.5	0.3	1.1	0.7
Net periodic pension benefit cost	$0.6	$0.2	$1.2	$0.4

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
The Company made employer contributions of $2.1 million and $0.2 million during the six months ended June 30, 2016 and 2015 to its defined benefit pension plans. Additional contributions of approximately $8.8 million are expected during the remainder of 2016.
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
The components of net periodic postretirement benefit income for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service gains	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic postretirement benefit income	$(0.3)	$(0.2)	$(0.6)	$(0.5)

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value at June 30, 2016 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Foreign currency contracts	—	2.4	—	2.4
Total asset recurring fair value measurements	$—	$2.4	$—	$2.4
Liabilities:
Foreign currency contracts	$—	$2.4	$—	$2.4
Interest rate swap	—	4.6	—	4.6
Deferred compensation plans	—	15.8	—	15.8
Total liability recurring fair value measurements	$—	$22.8	$—	$22.8
Financial instruments not carried at fair value
Total debt	—	1,533.0	—	1,533.0
Total financial instruments not carried at fair value	$—	$1,533.0	$—	$1,533.0
Assets and liabilities measured at fair value at December 31, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$14.2	$—	$—	$14.2
Foreign currency contracts	—	2.8	—	2.8
Total asset recurring fair value measurements	$14.2	$2.8	$—	$17.0
Liabilities:
Foreign currency contracts	$—	$4.5	$—	$4.5
Interest rate swap	—	1.2	—	1.2
Deferred compensation plans	—	15.5	—	15.5
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Financial instruments not carried at fair value
Total debt	—	1,556.6	—	1,556.6
Total financial instruments not carried at fair value	$—	$1,556.6	$—	$1,556.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

•
Interest rate swaps – These instruments include forward-starting interest rate swap contracts for up to $300.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2016 are the same as those used at December 31, 2015. There have been no significant transfers between Level 1 and Level 2 categories.

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2015	96.0
Shares issued under incentive plans, net	0.3
Repurchase of ordinary shares	(0.5)
June 30, 2016	95.8
During the six months ended June 30, 2016, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2016 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$25.6	$4.1	$29.7
Net earnings	152.7	1.5	154.2
Currency translation	8.2	0.7	8.9
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(19.1)	—	(19.1)
Pension and OPEB adjustments, net of tax	11.9	—	11.9
Total comprehensive income	153.7	2.2	155.9
Share-based compensation	8.8	—	8.8
Acquisition/divestiture of noncontrolling interests	(0.4)	—	(0.4)
Dividends to noncontrolling interests	—	(2.7)	(2.7)
Dividends to ordinary shareholders	(23.1)	—	(23.1)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	4.6	—	4.6
Balance at June 30, 2016	$139.2	$3.6	$142.8
The components of Equity for the six months ended June 30, 2015 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings	109.3	(0.6)	108.7
Currency translation	(28.4)	—	(28.4)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	0.7	—	0.7
Total comprehensive income	84.4	(0.6)	83.8
Share-based compensation	6.9	—	6.9
Acquisition/divestiture of noncontrolling interests	—	3.0	3.0
Dividends to noncontrolling interests	—	(0.3)	(0.3)
Dividends to ordinary shareholders	(19.1)	—	(19.1)
Shares issued under incentive plans, net	9.9	—	9.9
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at June 30, 2015	$47.3	$25.4	$72.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income (loss) before reclassifications	(1.0)	9.4	8.2	16.6
Amounts reclassified from accumulated other comprehensive income	(18.9)	3.3	—	(15.6)
Tax benefit (expense)	0.8	(0.8)	—	—
June 30, 2016	$(5.1)	$(127.4)	$(98.7)	$(231.2)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive loss before reclassifications	7.9	(1.5)	(28.4)	(22.0)
Amounts reclassified from accumulated other comprehensive income	(4.7)	2.6	—	(2.1)
Tax benefit (expense)	(0.4)	(0.4)	—	(0.8)
June 30, 2015	$18.5	$(115.4)	$(76.2)	$(173.1)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$(2.0)	$(5.3)	Cost of goods sold
	(2.0)	(5.3)	Earnings before income taxes
	—	0.8	Provision for income taxes
	$(2.0)	$(4.5)	Earnings from continuing operations

Unrealized gains and losses on marketable securities:
Realized gain on sale of securities	$(7.8)	$(13.6)	Other income, net
	(7.8)	(13.6)	Earnings before income taxes
	—	—	Provision for income taxes
	$(7.8)	$(13.6)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.5)	(a)
Actuarial losses	1.9	3.8	(a)
	1.6	3.3	Earnings before income taxes
	(0.4)	(0.8)	Provision for income taxes
	$1.2	$2.5	Earnings from continuing operations

Total reclassifications for the period	$(8.6)	$(15.6)	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(3.0)	$(4.7)	Cost of goods sold
	(3.0)	(4.7)	Earnings before income taxes
	—	(0.4)	Provision for income taxes
	$(3.0)	$(5.1)	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.2)	$(0.4)	(a)
Actuarial (gains) losses	1.5	3.0	(a)
	1.3	2.6	Earnings before income taxes
	(0.3)	(0.4)	Provision for income taxes
	1.0	2.2	Earnings from continuing operations

Total reclassifications for the period	$(2.0)	$(2.9)	Earnings from continuing operations
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

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Stock options	$0.9	$0.9	$2.2	$1.9
RSUs	2.1	1.3	4.1	2.9
PSUs	1.2	1.1	2.5	2.1
Deferred compensation	0.2	0.1	0.4	0.5
Pre-tax expense	4.4	3.4	9.2	7.4
Tax benefit	(1.3)	(1.2)	(2.7)	(2.5)
After-tax expense	$3.1	$2.2	$6.5	$4.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2016		2015
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	230,259	$15.86	220,679	$17.88
RSUs	109,241	$58.42	96,387	$58.45

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2016, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In March 2014, and in February 2015 and 2016, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 14 – Restructuring Activities

The changes in the restructuring reserve during the six months ended June 30, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015	$—	$10.0	$0.2	$10.2
Additions, net of reversals	1.3	0.4	0.2	1.9
Cash and non-cash uses	(1.3)	(2.2)	(0.4)	(3.9)
Currency translation	—	0.1	—	0.1
June 30, 2016	$—	$8.3	$—	$8.3

The majority of the costs accrued as of June 30, 2016 will be paid within one year.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
EMEIA	$0.2	$3.8	$0.4	$3.8
Total	$0.2	$3.8	$0.4	$3.8

Cost of goods sold	$0.1	$3.5	$0.2	$3.5
Selling and administrative expenses	0.1	0.3	0.2	0.3
Total	$0.2	$3.8	$0.4	$3.8

The above expenses primarily relate to severance charges. Restructuring charges relating to this plan were $14.7 million in 2015.

The Company incurred other non-qualified restructuring charges of $0.2 million and $0.3 million during the three and six months ended June 30, 2016 in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Other Restructuring Plans
Other restructuring charges of $1.4 million and $1.5 million were recorded during the three and six months ended June 30, 2016 as part of other restructuring plans. These charges primarily relate to workforce reductions in an effort to increase efficiencies across multiple lines of business. There were no other restructuring charges for the three and six months ended June 30, 2015 as part of other restructuring plans.

Note 15 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Interest income	$(0.9)	$(0.5)	$(1.4)	$(0.8)
Exchange (gain) loss	(0.6)	0.6	2.4	3.9
(Earnings) loss from equity investments	(0.5)	—	(4.0)	0.2
Other	(6.6)	0.3	(14.4)	0.2
Other (income) expense, net	$(8.6)	$0.4	$(17.4)	$3.5

During the three and six months ended June 30, 2016 the Company recorded gains from the sale of marketable securities of $6.6 million and $12.4 million, which is included in Other in the table above. During the six months ended June 30, 2016 earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

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

Note 16 – Income Taxes

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 18.0% and 22.6%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 19.4% and 22.4%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions partially offset by the year over year change in the timing of amounts recognized for uncertain tax positions.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. In the second quarter of 2016 we reached a settlement agreement on a competent authority matter. The Company has recorded a net $49.2 million indemnity payable to Ingersoll Rand related to this competent authority matter, which is reflected as an Other current liability as of June 30, 2016. Per the terms of the Tax Matters agreement, this payable will be remitted to Ingersoll Rand during the third quarter of 2016. Also as part of this competent authority matter, the Company has recorded a $49.2 million Other current asset (net of tax on interest income accrued on the refund), which is due from the Canadian Revenue Agency. The timing of the receipt of the Other current asset may not be received in the same quarter that the corresponding Other current liability will be remitted creating a short term net cash outflow.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Weighted-average number of basic shares	95.8	95.8	95.9	95.8
Shares issuable under incentive stock plans	1.0	0.9	0.9	1.1
Weighted-average number of diluted shares	96.8	96.7	96.8	96.9

At June 30, 2016, 0.4 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Net revenues
Americas	$436.5	$402.1	$799.5	$756.4
EMEIA	121.6	83.9	240.1	165.6
Asia Pacific	26.8	33.5	47.6	56.2
Total	$584.9	$519.5	$1,087.2	$978.2
Segment operating income (loss)
Americas	$130.0	$111.9	$220.2	$196.1
EMEIA	8.9	0.5	16.9	3.1
Asia Pacific	2.1	(1.4)	2.0	(4.0)
Total	$141.0	$111.0	$239.1	$195.2
Reconciliation to Operating income
Unallocated corporate expense	(16.7)	(15.3)	(32.3)	(28.5)
Operating income	$124.3	$95.7	$206.8	$166.7
Reconciliation to earnings before income taxes
Interest expense	16.5	11.3	32.8	22.9
Other (income) expense, net	(8.6)	0.4	(17.4)	3.5
Earnings before income taxes	$116.4	$84.0	$191.4	$140.3

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

During the three months ended June 30, 2016 and 2015, the Company incurred $2.1 million and $0.5 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the six months ended June 30, 2016 and 2015, the Company incurred $3.1 million and $2.3 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of June 30, 2016 and December 31, 2015, the Company has recorded reserves for environmental matters of $16.2 million and $15.2 million. Of the total reserve, $2.7 million and $2.8 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2016 and December 31, 2015 was $3.1 million and $3.7 million, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$11.7	$10.3
Reductions for payments	(2.9)	(3.1)
Accruals for warranties issued during the current period	3.6	2.6
Changes to accruals related to preexisting warranties	(0.3)	0.1
Translation	—	(0.1)
Balance at end of period	$12.1	$9.8

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2021 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are all guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Other Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Other Subsidiary Guarantors are not required to be filed with the SEC, as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$421.8	$275.6	$(112.5)	$584.9
Cost of goods sold	—	—	233.9	196.1	(112.5)	317.5
Selling and administrative expenses	1.3	—	84.6	57.2	—	143.1
Operating income (loss)	(1.3)	—	103.3	22.3	—	124.3
Equity earnings (loss) in affiliates, net of tax	107.4	38.2	0.1	85.3	(231.0)	—
Interest expense	11.1	5.1	—	0.3	—	16.5
Intercompany interest and fees	0.1	23.9	(33.5)	9.5	—	—
Other income, net	—	—	(0.3)	(8.3)	—	(8.6)
Earnings (loss) before income taxes	94.9	9.2	137.2	106.1	(231.0)	116.4
Provision (benefit) for income taxes	—	(11.2)	51.8	(19.6)	—	21.0
Earnings (loss) from continuing operations	94.9	20.4	85.4	125.7	(231.0)	95.4
Discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	94.9	20.4	85.4	125.7	(231.0)	95.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$94.9	$20.4	$85.4	$125.3	$(231.0)	$95.0

Total comprehensive income (loss)	$69.4	$10.0	$94.3	$101.4	$(206.1)	$69.0
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Total comprehensive income (loss) attributable to Allegion plc	$69.4	$10.0	$94.3	$101.8	$(206.1)	$69.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$769.7	$533.1	$(215.6)	$1,087.2
Cost of goods sold	—	—	439.8	379.3	(215.6)	603.5
Selling and administrative expenses	2.3	—	163.3	111.3	—	276.9
Operating income (loss)	(2.3)	—	166.6	42.5	—	206.8
Equity earnings (loss) in affiliates, net of tax	177.8	63.6	0.6	156.4	(398.4)	—
Interest expense	22.2	10.2	—	0.4	—	32.8
Intercompany interest and fees	0.1	47.7	(66.0)	18.2	—	—
Other (income) expense, net	—	—	(20.4)	3.0	—	(17.4)
Earnings (loss) before income taxes	153.2	5.7	253.6	177.3	(398.4)	191.4
Provision (benefit) for income taxes	0.5	(22.3)	96.6	(37.6)	—	37.2
Earnings (loss) from continuing operations	152.7	28.0	157.0	214.9	(398.4)	154.2
Discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	152.7	28.0	157.0	214.9	(398.4)	154.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Net earnings (loss) attributable to Allegion plc	$152.7	$28.0	$157.0	$213.4	$(398.4)	$152.7

Total comprehensive income (loss)	$153.7	$16.2	$166.6	$218.1	$(398.7)	$155.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.2	—	2.2
Total comprehensive income (loss) attributable to Allegion plc	$153.7	$16.2	$166.6	$215.9	$(398.7)	$153.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$388.3	$180.0	$(48.8)	$519.5
Cost of goods sold	—	—	219.3	127.2	(48.8)	297.7
Selling and administrative expenses	1.1	—	78.4	46.6	—	126.1
Operating income (loss)	(1.1)	—	90.6	6.2	—	95.7
Equity earnings (loss) in affiliates, net of tax	71.1	27.1	0.8	61.5	(160.5)	—
Interest expense	5.9	5.4	—	—	—	11.3
Intercompany interest and fees	0.2	22.8	(9.6)	(13.4)	—	—
Other (income) expense, net	—	—	—	0.4	—	0.4
Earnings (loss) before income taxes	63.9	(1.1)	101.0	80.7	(160.5)	84.0
Provision (benefit) for income taxes	—	(10.8)	38.7	(8.9)	—	19.0
Earnings (loss) from continuing operations	63.9	9.7	62.3	89.6	(160.5)	65.0
Discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	63.9	9.7	62.3	89.6	(160.5)	65.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net earnings (loss) attributable to Allegion plc	$63.9	$9.7	$62.3	$88.5	$(160.5)	$63.9

Total comprehensive income (loss)	$69.4	$10.1	$59.0	$98.2	$(166.2)	$70.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Total comprehensive income (loss) attributable to Allegion plc	$69.4	$10.1	$59.0	$97.1	$(166.2)	$69.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$729.3	$343.9	$(95.0)	$978.2
Cost of goods sold	—	—	417.6	246.7	(95.0)	569.3
Selling and administrative expenses	2.0	(0.1)	151.2	89.1	—	242.2
Operating income (loss)	(2.0)	0.1	160.5	8.1	—	166.7
Equity earnings (loss) in affiliates, net of tax	123.8	37.1	1.4	109.7	(272.0)	—
Interest expense	12.4	10.4	—	0.1	—	22.9
Intercompany interest and fees	0.2	46.2	(18.7)	(27.7)	—	—
Other (income) expense, net	(0.1)	(0.2)	0.4	3.4	—	3.5
Earnings (loss) before income taxes	109.3	(19.2)	180.2	142.0	(272.0)	140.3
Provision (benefit) for income taxes	—	(21.7)	69.0	(15.9)	—	31.4
Earnings (loss) from continuing operations	109.3	2.5	111.2	157.9	(272.0)	108.9
Discontinued operations, net of tax	—	—	(0.1)	(0.1)	—	(0.2)
Net earnings (loss)	109.3	2.5	111.1	157.8	(272.0)	108.7
Less: Net loss attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)
Net earnings (loss) attributable to Allegion plc	$109.3	$2.5	$111.1	$158.4	$(272.0)	$109.3

Total comprehensive income (loss)	$84.4	$1.3	$111.6	$133.6	$(247.1)	$83.8
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.6)	—	(0.6)
Total comprehensive income (loss) attributable to Allegion plc	$84.4	$1.3	$111.6	$134.2	$(247.1)	$84.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$0.4	$0.2	$63.8	$104.7	$—	$169.1
Accounts and notes receivable, net	—	—	156.9	191.4	—	348.3
Inventories	—	—	74.1	151.2	—	225.3
Other current assets	1.0	22.3	13.4	113.7	(65.2)	85.2
Accounts and notes receivable affiliates	167.8	418.9	485.4	318.5	(1,390.6)	—
Total current assets	169.2	441.4	793.6	879.5	(1,455.8)	827.9
Investment in affiliates	1,161.8	2,986.4	193.6	4,238.6	(8,580.4)	—
Property, plant and equipment, net	—	—	119.1	108.0	—	227.1
Intangible assets, net	—	—	181.1	937.6	—	1,118.7
Notes receivable affiliates	—	1,144.2	3,637.5	1,727.0	(6,508.7)	—
Other noncurrent assets	6.2	9.1	89.5	67.0	—	171.8
Total assets	$1,337.2	$4,581.1	$5,014.4	$7,957.7	$(16,544.9)	$2,345.5
Current liabilities:
Accounts payable and accruals	$8.6	$4.4	$234.6	$238.7	$(65.2)	$421.1
Short-term borrowings and current maturities of long-term debt	46.9	—	—	1.7	—	48.6
Accounts and note payable affiliates	0.3	36.3	678.6	675.4	(1,390.6)	—
Total current liabilities	55.8	40.7	913.2	915.8	(1,455.8)	469.7
Long-term debt	1,142.2	293.7	—	1.2	—	1,437.1
Note payable affiliate	—	2,759.9	—	3,748.8	(6,508.7)	—
Other noncurrent liabilities	—	4.6	128.9	162.4	—	295.9
Total liabilities	1,198.0	3,098.9	1,042.1	4,828.2	(7,964.5)	2,202.7
Equity:
Total shareholders equity (deficit)	139.2	1,482.2	3,972.3	3,125.9	(8,580.4)	139.2
Noncontrolling interests	—	—	—	3.6	—	3.6
Total equity (deficit)	139.2	1,482.2	3,972.3	3,129.5	(8,580.4)	142.8
Total liabilities and equity	$1,337.2	$4,581.1	$5,014.4	$7,957.7	$(16,544.9)	$2,345.5

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	69.3	(9.3)	195.4	153.4	(307.6)	101.2
Cash flows from investing activities:
Capital expenditures	—	—	(3.8)	(12.7)	—	(16.5)
Acquisitions of businesses, net of cash acquired	—	—	—	(31.4)	—	(31.4)
Proceeds from sales of marketable securities	—	—	—	14.1	—	14.1
Other investing activities, net	—	—	—	(4.7)	—	(4.7)
Net cash used in investing activities	—	—	(3.8)	(34.7)	—	(38.5)
Cash flows from financing activities:
Debt repayments, net	(23.5)	—	—	(17.0)	—	(40.5)
Net inter-company proceeds (payments)	—	9.2	(8.5)	(0.7)	—	—
Dividends (paid) received	—	—	(193.1)	(114.5)	307.6	—
Dividends paid to shareholders	(22.9)	—	—	—	—	(22.9)
Acquisition of noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	4.2	—	—	(5.4)	—	(1.2)
Net cash provided by (used in) financing activities	(72.2)	9.2	(201.6)	(138.0)	307.6	(95.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.7	—	1.7
Net decrease in cash and cash equivalents	(2.9)	(0.1)	(10.0)	(17.6)	—	(30.6)
Cash and cash equivalents - beginning of period	3.3	0.3	73.8	122.3	—	199.7
Cash and cash equivalents - end of period	$0.4	$0.2	$63.8	$104.7	$—	$169.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$40.0	$24.2	$112.8	$92.2	$(235.8)	$33.4
Net cash used in discontinued operating activities	—	—	(0.1)	(0.1)	—	(0.2)
Net cash provided by (used in) operating activities	40.0	24.2	112.7	92.1	(235.8)	33.2
Cash flows from investing activities:
Capital expenditures	—	—	(14.9)	(3.7)	—	(18.6)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(20.7)	—	(52.0)
Other investing activities, net	—	—	3.9	0.2	—	4.1
Net cash used in investing activities	—	—	(42.3)	(24.2)	—	(66.5)
Cash flows from financing activities:
Debt repayments, net	(24.4)	—	—	12.2	—	(12.2)
Net inter-company proceeds (payments)	—	(24.4)	(48.9)	73.3	—	—
Dividends (paid) received	—	—	(68.0)	(167.8)	235.8	—
Dividends paid to shareholders	(19.1)	—	—	—	—	(19.1)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	8.8	—	—	(0.1)	—	8.7
Net cash provided by (used in) financing activities	(64.7)	(24.4)	(116.9)	(82.4)	235.8	(52.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.6)	—	(3.6)
Net decrease in cash and cash equivalents	(24.7)	(0.2)	(46.5)	(18.1)	—	(89.5)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$2.4	$0.3	$79.8	$118.5	$—	$201.0

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the anticipated results expressed or implied in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The following section is qualified in its entirety by the more detailed information, including our condensed and consolidated financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Recent Developments

2016 and 2015 Acquisitions and Divestitures

In 2016, we completed one business acquisition. In 2015, we completed six acquisitions of, or investments in, businesses and two divestitures:

Acquisitions / Investments		Divestitures
Business	Month	Business	Month
iDevices	February 2015	Venezuela	August 2015
Zero	April 2015	Bocom	November 2015
Brio	May 2015
Milre	July 2015
SimonsVoss	September 2015
AXA	September 2015
Trelock	June 2016

The incremental impact of the acquisitions and divestitures for the three months ended June 30, 2016 was a net increase in revenues of approximately $21.4 million and a net increase in operating income of approximately $3.5 million compared to the same period in the prior year. The incremental impact of the acquisitions and divestitures for the six months ended June 30, 2016 was a net increase in revenues of approximately $54.3 million and a net increase in operating income of approximately $8.3 million compared to the same period in the prior year.

2016 Dividends

Through June 30, 2016, we paid quarterly dividends totaling $0.24 per ordinary share to shareholders.

Share repurchases

Through June 30, 2016, the Company repurchased approximately 0.5 million shares for approximately $30.0 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2016	% of revenues	2015	% of revenues
Net revenues	$584.9		$519.5
Cost of goods sold	317.5	54.3%	297.7	57.3%
Selling and administrative expenses	143.1	24.5%	126.1	24.3%
Operating income	124.3	21.3%	95.7	18.4%
Interest expense	16.5		11.3
Other (income) expense, net	(8.6)		0.4
Earnings before income taxes	116.4		84.0
Provision for income taxes	21.0		19.0
Earnings from continuing operations	95.4		65.0
Net earnings	95.4		65.0
Less: Net earnings attributable to noncontrolling interests	0.4		1.1
Net earnings attributable to Allegion plc	$95.0		$63.9
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.98		$0.66
Discontinued operations	—		—
Net earnings	$0.98		$0.66
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2016 increased by 12.6%, or $65.4 million, compared with the same period in 2015, which resulted from the following:

Pricing	0.4%
Volume/product mix	8.5%
Acquisitions/divestitures	4.1%
Currency exchange rates	(0.4)%
Total	12.6%
The increase in net revenues was primarily driven by favorable volume/product mix, the acquisitions and divestitures discussed above, and improved pricing. These increases were partially offset by foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia Pacific.
Operating Income/Margin
Operating income for the three months ended June 30, 2016 increased $28.6 million compared to the same period in 2015 and operating margin for the three months ended June 30, 2016 increased to 21.3% from 18.4% for the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$95.7	18.4%
Inflation in excess of pricing and productivity	(1.6)	(0.5)%
Volume/product mix	22.6	2.6%
Currency exchange rates	1.1	0.3%
Investment spending and other items	(1.1)	(0.2)%
Acquisitions / divestitures	3.5	(0.1)%
Restructuring / acquisition costs	4.1	0.8%
June 30, 2016	$124.3	21.3%
Operating income increased primarily due to favorable volume/product mix, lower restructuring and acquisition costs compared to the prior year, the impact of acquisitions and divestitures, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and unfavorable inflation in excess of pricing and productivity.
Operating margin increased primarily due to favorable volume/pricing mix, lower restructuring and acquisition costs compared to the prior year, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending, the impact of acquisitions and divestitures and unfavorable inflation in excess of pricing and productivity.
Interest Expense
Interest expense for the three months ended June 30, 2016 increased $5.2 million compared with the same period of 2015 primarily due to increased debt balances resulting from the issuance of the 2023 Senior Notes.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended June 30, 2016 and 2015 were as follows:

In millions	2016	2015
Interest income	$(0.9)	$(0.5)
Exchange (gain) loss	(0.6)	0.6
Loss (earnings) from equity investments	(0.5)	—
Other	(6.6)	0.3
Other (income) expense, net	$(8.6)	$0.4

Other (income) expense, net for the three months ended June 30, 2016 increased $9.0 million compared to the same period in 2015. During the three months ended June 30, 2016 we had favorable currency impacts and also recorded gains from the sale of marketable securities of $6.6 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 18.0% and 22.6%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2016	% of revenues	2015	% of revenues
Net revenues	$1,087.2		$978.2
Cost of goods sold	603.5	55.5%	569.3	58.2%
Selling and administrative expenses	276.9	25.5%	242.2	24.8%
Operating income	206.8	19.0%	166.7	17.0%
Interest expense	32.8		22.9
Other (income) expense, net	(17.4)		3.5
Earnings before income taxes	191.4		140.3
Provision for income taxes	37.2		31.4
Earnings from continuing operations	154.2		108.9
Discontinued operations, net of tax	—		(0.2)
Net earnings	154.2		108.7
Less: Net earnings (loss) attributable to noncontrolling interests	1.5		(0.6)
Net earnings attributable to Allegion plc	$152.7		$109.3
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.58		$1.13
Discontinued operations	—		—
Net earnings	$1.58		$1.13
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2016 increased by 11.1%, or $109.0 million, compared with the same period in 2015, which resulted from the following:

Pricing	0.7%
Volume/product mix	5.7%
Acquisitions/divestitures	5.5%
Currency exchange rates	(0.8)%
Total	11.1%
The increase in net revenues was primarily driven by higher volumes, improved pricing in all three business segments and the acquisitions and divestitures discussed above. These increases were partially offset by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA and Asia Pacific.
Operating Income/Margin
Operating income for the six months ended June 30, 2016 increased $40.1 million compared to the same period in 2015 and operating margin for the six months ended June 30, 2016 increased to 19.0% from 17.0% for the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$166.7	17.0%
Pricing and productivity in excess of inflation	4.8	0.2%
Volume/product mix	23.6	1.4%
Non-cash inventory impairment	4.2	0.4%
Restructuring / acquisition costs	2.0	0.2%
Acquisitions / divestitures	8.3	(0.1)%
Currency exchange rates	2.2	0.4%
Investment spending and other items	(5.0)	(0.5)%
June 30, 2016	$206.8	19.0%

Operating income increased primarily due to favorable volume/product mix, favorable pricing and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year, lower restructuring and acquisition costs compared to the prior year, the impact of acquisitions / divestitures and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending.

Operating margin increased primarily due to favorable volume/product mix, favorable pricing and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year, lower restructuring and acquisition costs compared to the prior year and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and the impact of acquisitions / divestitures.

Interest Expense
Interest expense for the six months ended June 30, 2016 increased $9.9 million compared with the same period of 2015 primarily due to increased debt balances resulting from the issuance of the 2023 Senior Notes.
Other (Income) Expense, Net
The components of Other (income) expense, net for the six months ended June 30, 2016 and 2015 were as follows:

In millions	2016	2015
Interest income	$(1.4)	$(0.8)
Exchange loss	2.4	3.9
Loss (earnings) from equity investments	(4.0)	0.2
Other	(14.4)	0.2
Other (income) expense, net	$(17.4)	$3.5

Other (income) expense, net for the six months ended June 30, 2016 increased $20.9 million compared to the same period in 2015. During the six months ended June 30, 2016 we recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the six months ended June 30, 2015 we recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange (gain) loss in the table above.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 19.4% and 22.4%. The decrease in the effective tax rate compared to 2015 is primarily due to favorable changes in the mix of income earned in lower rate jurisdictions partially offset by the year over year change in the timing of amounts recognized for uncertain tax positions.

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

Segment Results of Operations - For the three months and six months ended June 30, 2016 and 2015

	Three months ended			Six months ended
in millions	2016	2015	% Change	2016	2015	% Change
Net revenues
Americas	$436.5	$402.1	8.6%	$799.5	$756.4	5.7%
EMEIA	121.6	83.9	44.9%	240.1	165.6	45.0%
Asia Pacific	26.8	33.5	(20.0)%	47.6	56.2	(15.3)%
Total	$584.9	$519.5		$1,087.2	$978.2

Segment operating income (loss)
Americas	$130.0	111.9	16.2%	$220.2	196.1	12.3%
EMEIA	8.9	0.5	1,680.0%	16.9	3.1	445.2%
Asia Pacific	2.1	(1.4)	250.0%	2.0	(4.0)	150.0%
Total	$141.0	$111.0		$239.1	$195.2

Segment operating margin
Americas	29.8%	27.8%		27.5%	25.9%
EMEIA	7.3%	0.6%		7.0%	1.9%
Asia Pacific	7.8%	(4.2)%		4.3%	(7.1)%

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

Net Revenues

Net revenues for the three months ended June 30, 2016 increased by 8.6% ($34.4 million) compared to the same period in 2015 due to the following:

Pricing	0.2%
Volume	9.6%
Acquisitions / Divestitures	(0.9)%
Currency exchange rates	(0.3)%
Total	8.6%

The increase is primarily due to higher volumes and improved pricing partially offset by unfavorable foreign currency exchange rate movements and divestitures in the prior year. Net revenues from non-residential products for the three months ended June 30, 2016 increased low double digits compared to the same period in the prior year. Net revenues from residential products for the three months ended June 30, 2016 were essentially flat compared to the same period in the prior year. Prior year residential net revenues included revenue from our disposed Venezuelan business.

Net revenues for the six months ended June 30, 2016 increased by 5.7% ($43.1 million) compared to the same period in 2015 due to the following:

Pricing	0.6%
Volume	6.2%
Acquisitions / Divestitures	(0.5)%
Currency exchange rates	(0.6)%
Total	5.7%

The increase is primarily due to higher volumes and improved pricing partially offset by unfavorable foreign currency exchange rate movements and divestitures in the prior year. Net revenues from non-residential products for the six months ended June 30, 2016 increased high single digits compared to the same period in the prior year. Net revenues from residential products for the six months ended June 30, 2016 increased low single digits compared to the same period in the prior year.

Operating Income/Margin

Segment operating income for the three months ended June 30, 2016 increased by 16.2% ($18.1 million) and segment operating margin increased 200 basis points to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$111.9	27.8%
Inflation in excess of pricing and productivity	(2.6)	(0.6)%
Volume/product mix	20.7	2.3%
Currency exchange rates	1.5	0.5%
Investment spending	0.5	0.1%
Acquisitions / divestitures	(2.0)	(0.3)%
June 30, 2016	$130.0	29.8%

The increase was primarily due to volume/product mix and favorable foreign currency exchange rate movements. These increases were partially offset by inflation in excess of pricing and productivity and the impact of acquisitions and divestitures from the prior year.

Segment operating income for the six months ended June 30, 2016 increased by 12.3% ($24.1 million) and segment operating margin increased to 27.5% from 25.9% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$196.1	25.9%
Pricing and productivity in excess of inflation	3.0	0.2%
Volume/product mix	20.3	1.0%
Non-cash inventory impairment	4.2	0.6%
Currency exchange rates	2.9	0.5%
Investment spending	(1.6)	(0.2)%
Acquisitions / divestitures	(3.3)	(0.3)%
Restructuring / acquisition expenses	(1.4)	(0.2)%
June 30, 2016	$220.2	27.5%

The increase was primarily due to volume/product mix, pricing improvements and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending primarily for new product development and channel development, divestitures in the prior year, and restructuring and acquisition charges incurred in the current year.

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

Net Revenues

Net revenues for the the three months ended June 30, 2016 increased by 44.9% ($37.7 million) compared to the same period in 2015 due to the following:

Pricing	1.5%
Volume	1.5%
Acquisitions / Divestitures	41.6%
Currency exchange rates	0.3%
Total	44.9%

The increase was primarily due to revenue from the acquisitions of Simons Voss and AXA in the third quarter of 2015, higher volumes, improved pricing and favorable foreign currency exchange rate movements.

Net revenues for the six months ended June 30, 2016 increased by 45.0% ($74.5 million) compared to the same period in 2015 due to the following:

Pricing	1.3%
Volume	1.9%
Acquisitions / Divestitures	43.0%
Currency exchange rates	(1.2)%
Total	45.0%

The increase was primarily due to revenue from the acquisitions of Simons Voss and AXA in the third quarter of 2015, higher volumes and improved pricing partially offset by unfavorable foreign currency exchange rate movements.

Operating Income/Margin

Segment operating income for the three months ended June 30, 2016 increased by $8.4 million and segment operating margin increased to 7.3% from 0.6% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$0.5	0.6%
Pricing and productivity in excess of inflation	2.6	1.3%
Volume/product mix	0.2	0.2%
Currency exchange rates	(0.1)	(0.1)%
Investment spending	(1.4)	(1.6)%
Acquisitions / divestitures	3.7	2.9%
Restructuring expenses	3.4	4.0%
June 30, 2016	$8.9	7.3%

The increase was primarily due to the impact of the acquisitions of Simons Voss and AXA in the third quarter of 2015, pricing improvements and productivity in excess of inflation, favorable volume/product mix, and lower restructuring costs in the current year compared to the same period last year. These increases were partially offset by increased investment spending and unfavorable foreign currency exchange rate movements.

Segment operating income for the six months ended June 30, 2016 increased by $13.8 million and segment operating margin increased to 7.1% from 1.9% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$3.1	1.9%
Pricing and productivity in excess of inflation	3.8	1.2%
Volume/product mix	0.8	0.4%
Currency exchange rates	(0.2)	(0.1)%
Investment spending	(1.8)	(1.1)%
Acquisitions / divestitures	8.2	2.9%
Restructuring expenses	3.0	1.9%
June 30, 2016	$16.9	7.1%

The increase was primarily due to the impact of the acquisitions of Simons Voss and AXA in the third quarter of 2015, pricing improvements and productivity in excess of inflation, favorable volume/product mix and lower restructuring costs incurred in the current year compared to the same period last year. These increases were partially offset by increased investment spending and unfavorable foreign currency exchange rate movements.

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

Net Revenues

Net revenues for the three months ended June 30, 2016 decreased by 20.0% ($6.7 million) compared to the same period in 2015 due to the following:

Pricing	0.4%
Volume	12.5%
Acquisitions / Divestitures	(30.0)%
Currency exchange rates	(2.9)%
Total	(20.0)%

The decrease in revenues was primarily due to the divestiture of Bocom and unfavorable foreign currency exchange rate movements partially offset by higher volumes, improved pricing and revenue from the acquisition of Milre in the third quarter of 2015.

Net revenues for the six months ended June 30, 2016 decreased by 15.3% ($8.6 million) compared to the same period in 2015 due to the following:

Pricing	0.5%
Volume	10.5%
Acquisitions / Divestitures	(22.9)%
Currency exchange rates	(3.4)%
Total	(15.3)%

The decrease in revenues was primarily due to the divestiture of Bocom and unfavorable foreign currency exchange rate movements partially offset by higher volumes, improved pricing and revenue from the acquisition of Milre in the third quarter of 2015.

Operating Income/Margin

Segment operating income for the three months ended June 30, 2016 increased $3.5 million and segment operating margin increased to 7.8% from (4.2)% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$(1.4)	(4.2)%
Pricing and productivity in excess of inflation	0.8	3.5%
Volume/product mix	1.8	5.2%
Currency exchange rates	(0.3)	(1.0)%
Investment spending	(0.4)	(1.2)%
Acquisitions / divestitures	1.8	6.1%
Restructuring expenses	(0.2)	(0.6)%
June 30, 2016	$2.1	7.8%

The increase was primarily related to the impact of the acquisition of Milre in the third quarter of 2015 and the divestiture of Bocom, favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, restructuring costs in the current year and increased investment spending.

Segment operating income for the six months ended June 30, 2016 increased by $6.0 million and segment operating margin increased to 4.2% from (7.1)% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2015	$(4.0)	(7.1)%
Pricing and productivity in excess of inflation	1.2	3.1%
Volume/product mix	2.5	4.7%
Currency exchange rates	(0.5)	(1.2)%
Investment spending	(0.4)	(0.7)%
Acquisitions / divestitures	3.5	5.9%
Restructuring expenses	(0.3)	(0.5)%
June 30, 2016	$2.0	4.2%

The increase was primarily related to the impact of the acquisition of Brio and Milre in the second and third quarters of 2015 and the divestiture of Bocom, favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, restructuring costs in the current year and increased investment spending in the current year.

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and channel development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service debt, pay any declared dividends and potentially fund some acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our revolving line of credit) and capital markets. We believe that our future cash provided by operating activities, together with our access to cash on hand, unused availability under our revolving line of credit and access to capital markets will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2016	2015
Operating cash flow provided by continuing operations	$101.2	$33.4
Investing cash flow used in continuing operations	(38.5)	(66.5)
Financing cash flow used in continuing operations	(95.0)	(52.6)
Operating Activities

Net cash provided by continuing operating activities during the six months ended June 30, 2016 increased $67.8 million compared to the same period in 2015. The increase in net cash provided by operating activities in 2016 compared to 2015 was primarily due to an increase net earnings and a decrease in the use of our working capital.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2016 decreased $28.0 million compared to the same period in 2015. The change in net cash used in investing activities is primarily due to a net reduction in cash payments related to acquisitions and investments in 2016 compared to the same period in 2015 and proceeds from sales and maturities of marketable securities of $14.1 million in 2016 compared to no proceeds in the same period in 2015.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2016 increased $42.4 million compared to the same period in 2015. The increase in cash used in financing activities is primarily due to $40.5 million in debt repayments for the six months ended June 30, 2016. In the prior year we made $12.2 million of debt repayments. Cash used in other financing activities increased $14.1 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in dividends to ordinary share holders, dividends paid to non-controlling interests, and a reduction in proceeds from shares issued under incentive plans.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2016	December 31, 2015
Term Loan A Facility	$903.2	$926.7
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	2.8	18.7
Unamortized debt issuance costs, net	(20.3)	(22.3)
Total debt	$1,485.7	$1,523.1
Less current portion of long-term debt	48.6	65.6
	$1,437.1	$1,457.5

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2016, 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $23.5 million on the Term Loan Facility as of the six months ended June 30, 2016. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.

We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. At June 30, 2016, we did not have any borrowings outstanding under the Revolver and had $17.1 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of June 30, 2016, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

Management believes there have been no significant changes during the six months ended June 30, 2016, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	the impact our substantial leverage may have on our business and operations; and

•	our ability to successfully implement new information technology systems.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk during the second quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the second quarter of 2016. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 8, 2016 (File No. 001-35971).

12.1	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 28, 2016	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 28, 2016	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.