Form 10-Q
period 2016-09-30
Allegion plc
filed 2016-10-27
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of October 24, 2016 was 96,015,428.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2016	2015	2016	2015
Net revenues	$581.1	$544.5	$1,668.3	$1,522.7
Cost of goods sold	317.6	304.5	921.1	873.8
Selling and administrative expenses	142.0	129.6	418.9	371.8
Operating income	121.5	110.4	328.3	277.1
Interest expense	15.6	13.7	48.4	36.6
Loss on divestitures	84.4	106.7	84.4	106.7
Other (income) expense, net	0.4	(3.2)	(17.0)	0.3
Earnings (loss) before income taxes	21.1	(6.8)	212.5	133.5
Provision for income taxes	19.1	19.4	56.3	50.8
Earnings (loss) from continuing operations	2.0	(26.2)	156.2	82.7
Discontinued operations, net of tax	—	(0.2)	—	(0.4)
Net earnings (loss)	2.0	(26.4)	156.2	82.3
Less: Net earnings attributable to noncontrolling interests	0.4	0.9	1.9	0.3
Net earnings (loss) attributable to Allegion plc	$1.6	$(27.3)	$154.3	$82.0
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.6	$(27.1)	$154.3	$82.4
Discontinued operations	—	(0.2)	—	(0.4)
Net earnings (loss)	$1.6	$(27.3)	$154.3	$82.0
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$0.02	$(0.28)	$1.61	$0.86
Discontinued operations	—	—	—	—
Net earnings (loss)	$0.02	$(0.28)	$1.61	$0.86
Diluted:
Continuing operations	$0.02	$(0.28)	$1.59	$0.85
Discontinued operations	—	—	—	—
Net earnings (loss)	$0.02	$(0.28)	$1.59	$0.85
Weighted-average shares outstanding
Basic	96.0	95.9	95.9	95.8
Diluted	96.9	95.9	96.8	96.9

Dividends declared per ordinary share	$0.12	$0.10	$0.36	$0.30

Total comprehensive income (loss)	$16.2	$(29.1)	$172.1	$54.7
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.3)	2.4	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$16.0	$(28.8)	$169.7	$55.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$214.5	$199.7
Accounts and notes receivable, net	277.1	303.4
Inventories	228.3	204.1
Other current assets	82.4	27.9
Total current assets	802.3	735.1
Property, plant and equipment, net	226.4	224.8
Goodwill	736.1	714.1
Intangible assets, net	390.0	372.4
Other noncurrent assets	151.8	216.6
Total assets	$2,306.6	$2,263.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$165.1	$175.1
Accrued expenses and other current liabilities	220.0	206.4
Short-term borrowings and current maturities of long-term debt	47.2	65.6
Total current liabilities	432.3	447.1
Long-term debt	1,426.4	1,457.5
Other noncurrent liabilities	292.4	328.7
Total liabilities	2,151.1	2,233.3
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (96.0 shares issued and outstanding)	1.0	1.0
Capital in excess of par value	16.9	24.4
Retained earnings	350.7	232.4
Accumulated other comprehensive loss	(216.8)	(232.2)
Total Allegion plc shareholders’ equity	151.8	25.6
Noncontrolling interests	3.7	4.1
Total equity	155.5	29.7
Total liabilities and equity	$2,306.6	$2,263.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2016	2015
Cash flows from operating activities:
Net earnings	$156.2	$82.3
Discontinued operations, net of tax	—	0.4
Adjustments to arrive at net cash provided by (used in) operating activities:
Loss on divestitures	84.4	104.5
Depreciation and amortization	50.7	37.5
Changes in assets and liabilities and other non-cash items	(112.9)	(98.7)
Net cash provided by continuing operating activities	178.4	126.0
Net cash used in discontinued operating activities	—	(0.5)
Net cash provided by operating activities	178.4	125.5
Cash flows from investing activities:
Capital expenditures	(26.4)	(27.3)
Acquisition of and equity investments in businesses, net of cash acquired	(31.4)	(511.3)
Proceeds from sale of marketable securities	14.1	1.5
Other investing activities, net	(5.6)	2.7
Net cash used in investing activities	(49.3)	(534.4)
Cash flows from financing activities:
Short-term borrowings, net	—	11.8
Proceeds from revolving credit facility, net of payments	—	80.0
Proceeds from long-term debt	—	300.0
Payments of long-term debt	(53.6)	(24.4)
Debt borrowings (repayments), net	(53.6)	367.4
Debt issuance costs	(0.3)	(9.0)
Dividends paid to ordinary shareholders	(34.5)	(28.7)
Acquisition/divestiture of noncontrolling interests	(0.4)	—
Repurchase of ordinary shares	(30.0)	(30.0)
Other financing activities, net	2.8	1.2
Net cash provided by (used in) continuing financing activities	(116.0)	300.9
Effect of exchange rate changes on cash and cash equivalents	1.7	(7.3)
Net increase (decrease) in cash and cash equivalents	14.8	(115.3)
Cash and cash equivalents - beginning of period	199.7	290.5
Cash and cash equivalents - end of period	$214.5	$175.2
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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company made immaterial measurement-period adjustments related to a business combination from September 2015 during the nine months ended September 30, 2016. The impact of ASU 2015-16 on these adjustments did not have a material impact on the Condensed and Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on October 1, 2016. As a result, during the fourth quarter we expect to recognize a year-to-date 2016 excess tax benefit approximately $3.0 million against income tax expense rather than additional paid-in capital.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. This guidance will be effective for the Company January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company has completed a high-level assessment of the new

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

standard’s impact and is currently performing a technical assessment of all customer contracts. The Company is still evaluating which approach to use upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 will have on the Condensed and Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments." The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update will be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is assessing what impact ASU 2016-15 will have on the Condensed and Consolidated Financial Statements.

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	September 30, 2016	December 31, 2015
Raw materials	$59.4	$58.9
Work-in-process	25.8	30.0
Finished goods	143.1	115.2
Total	$228.3	$204.1

Note 4 – Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015 (gross)	$372.8	$733.4	$93.4	$1,199.6
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2015 (net)	372.8	254.8	86.5	714.1
Acquisitions	—	9.3	3.2	12.5
Currency translation	0.1	7.2	2.2	9.5
September 30, 2016	$372.9	$271.3	$91.9	$736.1

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$50.4	$(25.6)	$24.8	$49.0	$(23.1)	$25.9
Customer relationships	296.6	(51.8)	244.8	278.7	(40.2)	238.5
Trademarks (finite-lived)	83.9	(39.1)	44.8	81.2	(35.3)	45.9
Other	12.6	(9.7)	2.9	9.0	(9.0)	—
Total finite-lived intangible assets	443.5	$(126.2)	317.3	417.9	$(107.6)	310.3
Trademarks (indefinite-lived)	72.7		72.7	62.1		62.1
Total	$516.2		$390.0	$480.0		$372.4

Intangible asset amortization expense was $15.5 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $19.8 million for full year 2016, $20.0 million for 2017, $19.9 million for 2018, $19.9 million for 2019, and $19.9 million for 2020.

Note 6 – Acquisitions

2016

In June 2016 the Company acquired 100% of Trelock GmbH, a portable safety and security provider, and certain affiliated companies.

2015

In 2015, the Company completed one investment and five acquisitions:

Business	Date
iDevices (investment)	February 2015
Zero International Inc. ("Zero")	April 2015
Brio (Division of RMD Industries Pty Ltd) ("Brio")	May 2015
Milre Systek Co., Ltd ("Milre")	July 2015
SimonsVoss Technologies GmbH ("SimonsVoss")	September 2015
AXA Stenman Holding ("AXA")	September 2015

Total consideration paid for the acquisitions was $511.3 million (net of cash acquired). The allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	34.8
Other current assets	4.2
Property, plant and equipment, net	27.2
Goodwill	257.5
Intangible assets, net	273.8
Other noncurrent assets	12.5
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(30.1)
Deferred tax liabilities and other noncurrent liabilities	(79.7)
Total cash consideration	$511.3

The acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

In millions, except per share amounts	Three months ended	Nine months ended
Net revenues	$565.7	$1,624.8
Net earnings attributable to Allegion plc	$(21.7)	$86.3
Basic income per share	$(0.23)	$0.90
Diluted income per share	$(0.23)	$0.89

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

The following financial information reflects revenue and results of operations of the acquisitions for both 2015 and 2016 since their respective acquisition dates included in the Condensed and Consolidated Statement of Comprehensive Income as of the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Net revenues	$51.2	$23.7	$143.9	$30.0

Earnings before income tax	$3.1	$2.6	$13.2	$3.3

Note 7 – Divestitures

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Bocom") in the fourth quarter of 2015. Bocom operates a security system integration business exclusively in China and provides services primarily to Chinese governments and government agencies. Under the terms of the transaction, the Company was to receive consideration of up to $75 million based on the future cash collection performance of Bocom and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, the Company has retained 15% of the shares of Bocom. In the third quarter of 2015 , the Company recorded a pre-tax charge of $80.6 million ($84.4 million after-tax) to write the carrying value of Bocom’s assets and liabilities down to their estimated fair value less costs to complete the transaction.

As part of the Company's quarterly assessment of the collectibility of the above amounts, the receivable was considered impaired. It was determined during this evaluation that certain unfavorable events occurred related to the Bocom business requiring an impairment of the original consideration and working capital transfer amounts that were recorded at the time of the sale. Prior to the impairment, the receivable balance was $85.9 million. A charge of $81.4 million (net of tax) was recorded, reducing the carrying value of the receivable to $4.5 million as of September 30, 2016. Also, the Company accrued certain contractual obligations of $3.0 million that were uncertain at the time of the sale. The total charge recorded as Loss on divestitures within the Statement of Comprehensive Income was $84.4 million for the three months ended September 30, 2016. The Company does not expect to incur any material charges in future periods related to the Bocom business.

The Company currently estimates the fair value of the consideration to be $4.5 million, which is classified within Other noncurrent assets within the Condensed and Consolidated Balance Sheet. The fair value of the receivable was estimated by discounting the expected future cash flows. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

In the third quarter of 2015, the Company sold its majority ownership in its Venezuela operation to Venezuelan investors and recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 8 – Debt and Credit Facilities

At September 30, long-term debt and other borrowings consisted of the following:

In millions	September 30, 2016	December 31, 2015
Term Loan A Facility	$891.5	$926.7
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	1.4	18.7
Unamortized debt issuance costs, net	(19.3)	(22.3)
Total debt	1,473.6	1,523.1
Less current portion of long-term debt	47.2	65.6
Total long-term debt	$1,426.4	$1,457.5

Senior Secured Credit Facilities

The Company has credit facilities consisting of a $938.4 million Term Loan Facility due in 2020 (the "Term Loan A Facility") and a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities."

The applicable margin for LIBOR rate borrowings ranges from 1.375% to 1.875% and the applicable margin for base rate borrowings ranges from 0.375% to 0.875%, in each case depending on the corporate credit or family rating. The Revolver and the Term Loan A Facility mature on October 15, 2020.

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Loan A Facility borrowings was 1.375% at September 30, 2016.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps for $300.0 million of the Company's variable rate Term Loan A Facility. See Note 9 for more information on interest rate swaps.
The Company repaid $35.2 million of principal on its Term Loan A Facility during the nine months ended September 30, 2016 in accordance with the terms of its Senior Secured Credit Facility. At September 30, 2016, the Company did not have any borrowings outstanding under the Revolver and had $18.5 million of letters of credit outstanding. Allegion plc is primary borrower under the Senior Secured Credit Facility.

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

The weighted-average interest rate for borrowings was 2.4% under the Term Loan A Facility (including the effect of interest rate swaps) at September 30, 2016, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $299.8 million and $269.4 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, a gain of $1.0 million and a gain of $1.7 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.0 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2016, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
In June 2014, the Company entered into forward starting interest rate swaps to fix the interest rate paid during the contract period for up to $300.0 million of the Company's variable rate $938.4 million Term Loan A Facility. Swaps with notional amounts totaling $275.0 million are effective January 2015 and expire in September 2017 and swaps with notional amounts totaling $25.0 million are effective January 2015 and expire in December 2016. In February 2016, the Company entered into additional forward starting interest rate swaps with notional amounts totaling $250.0 million, which become effective September 2017 and expire in September 2020.
These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At September 30, 2016, $2.2 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps and $1.0 million of losses are expected to be reclassified into Interest expense over the next twelve months.

The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Currency derivatives	$0.2	$1.8	$0.5	$—
Interest rate swaps	—	—	2.2	1.2
Derivatives not designated as hedges:
Currency derivatives	0.1	1.0	1.3	4.5
Total derivatives	$0.3	$2.8	$4.0	$5.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives	$1.5	$1.5	Cost of goods sold	$(1.1)	$0.8
Interest rate swaps	2.5	(1.1)	Interest expense	—	—
Total	$4.0	$0.4		$(1.1)	$0.8

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives	$(0.7)	$5.7	Cost of goods sold	$4.2	$5.5
Interest rate swaps	(1.0)	(2.2)	Interest expense	—	—
Total	$(1.7)	$3.5		$4.2	$5.5

The gains and losses associated with the Company's non designated currency derivatives are included within Other (income) expense, net in the Condensed and Consolidated Statements of Comprehensive Income.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Service cost	$2.6	$2.7	$7.3	$7.4
Interest cost	2.6	2.7	7.6	8.2
Expected return on plan assets	(2.6)	(2.8)	(7.7)	(8.5)
Net amortization of:
Prior service costs	0.2	0.1	0.5	0.5
Plan net actuarial losses	0.4	1.2	3.1	3.5
Net periodic pension benefit cost	$3.2	$3.9	$10.8	$11.1
Net settlement losses	—	—	—	0.6
Net periodic pension benefit cost after settlement losses	$3.2	$3.9	$10.8	$11.7

	Non-U.S.
	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Service cost	$0.8	$0.8	$2.5	$2.5
Interest cost	2.9	3.4	8.7	10.3
Expected return on plan assets	(3.7)	(4.5)	(11.1)	(13.4)
Amortization of plan net actuarial losses	0.6	0.4	1.7	1.1
Net periodic pension benefit cost	$0.6	$0.1	$1.8	$0.5

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
The Company made employer contributions of $6.7 million and $0.3 million during the nine months ended September 30, 2016 and 2015 to its defined benefit pension plans. Additional contributions of approximately $3.6 million are expected during the remainder of 2016.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit income for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Amortization of prior service gains	(0.5)	(0.4)	(1.3)	(1.2)
Net periodic postretirement benefit income	$(0.3)	$(0.3)	$(0.9)	$(0.8)

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
Assets and liabilities measured at fair value at September 30, 2016 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Foreign currency contracts	—	0.3	—	0.3
Total asset recurring fair value measurements	$—	$0.3	$—	$0.3
Liabilities:
Foreign currency contracts	$—	$1.8	$—	$1.8
Interest rate swaps	—	2.2	—	2.2
Deferred compensation plans	—	16.5	—	16.5
Total liability recurring fair value measurements	$—	$20.5	$—	$20.5
Financial instruments not carried at fair value
Total debt	—	1,522.5	—	1,522.5
Total financial instruments not carried at fair value	$—	$1,522.5	$—	$1,522.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2015 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$14.2	$—	$—	$14.2
Foreign currency contracts	—	2.8	—	2.8
Total asset recurring fair value measurements	$14.2	$2.8	$—	$17.0
Liabilities:
Foreign currency contracts	$—	$4.5	$—	$4.5
Interest rate swaps	—	1.2	—	1.2
Deferred compensation plans	—	15.5	—	15.5
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Financial instruments not carried at fair value
Total debt	—	1,556.6	—	1,556.6
Total financial instruments not carried at fair value	$—	$1,556.6	$—	$1,556.6
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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2016 are the same as those used at December 31, 2015. There have been no significant transfers between Level 1 and Level 2 categories.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2015	96.0
Shares issued under incentive plans, net	0.5
Repurchase of ordinary shares	(0.5)
September 30, 2016	96.0
During the nine months ended September 30, 2016, the Company paid $30.0 million to repurchase 0.5 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the nine months ended September 30, 2016 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$25.6	$4.1	$29.7
Net earnings	154.3	1.9	156.2
Currency translation	15.5	0.5	16.0
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(15.0)	—	(15.0)
Pension and OPEB adjustments, net of tax	14.9	—	14.9
Total comprehensive income	169.7	2.4	172.1
Share-based compensation	13.1	—	13.1
Acquisition/divestiture of noncontrolling interests	(0.4)	—	(0.4)
Dividends to noncontrolling interests	—	(2.8)	(2.8)
Dividends to ordinary shareholders	(34.6)	—	(34.6)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Shares issued under incentive plans, net	8.4	—	8.4
Balance at September 30, 2016	$151.8	$3.7	$155.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2015 were as follows:

In millions	Allegion plc shareholders’ equity (deficit)	Noncontrolling interests	Total equity
Balance at December 31, 2014	$(4.8)	$23.3	$18.5
Net earnings	82.0	0.3	82.3
Currency translation	(38.0)	(1.2)	(39.2)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	7.3	—	7.3
Pension and OPEB adjustments, net of tax	4.3	—	4.3
Total comprehensive income	55.6	(0.9)	54.7
Share-based compensation	10.3	—	10.3
Acquisition/divestiture of noncontrolling interests	—	1.7	1.7
Dividends to noncontrolling interests	—	(10.6)	(10.6)
Dividends to ordinary shareholders	(28.7)	—	(28.7)
Shares issued under incentive plans, net	12.1	—	12.1
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at September 30, 2015	$14.5	$13.5	$28.0
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income before reclassifications	1.4	12.1	15.5	29.0
Amounts reclassified from accumulated other comprehensive income	(17.8)	4.0	—	(13.8)
Tax benefit (expense)	1.4	(1.2)	—	0.2
September 30, 2016	$(1.0)	$(124.4)	$(91.4)	$(216.8)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive income (loss) before reclassifications	14.2	1.2	(38.0)	(22.6)
Amounts reclassified from accumulated other comprehensive income	(6.9)	3.9	—	(3.0)
Tax expense	—	(0.8)	—	(0.8)
September 30, 2015	$23.0	$(111.8)	$(85.8)	$(174.6)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Foreign exchange contracts	$1.1	$(4.2)	Cost of goods sold
	1.1	(4.2)	Earnings (loss) before income taxes
	0.6	1.4	Provision for income taxes
	$1.7	$(2.8)	Earnings (loss) from continuing operations

Gains and losses on marketable securities:
Realized gain on sale of securities	$—	$(13.6)	Other (income) expense, net
	—	(13.6)	Earnings (loss) before income taxes
	—	—	Provision for income taxes
	$—	$(13.6)	Earnings (loss) from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.8)	(a)
Actuarial losses	1.0	4.8	(a)
	0.7	4.0	Earnings (loss) before income taxes
	(0.4)	(1.2)	Provision for income taxes
	$0.3	$2.8	Earnings (loss) from continuing operations

Total reclassifications for the period	$2.0	$(13.6)	Earnings (loss) from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(0.8)	$(5.5)	Cost of goods sold
	(0.8)	(5.5)	Earnings (loss) before income taxes
	0.4	—	Provision for income taxes
	$(0.4)	$(5.5)	Earnings (loss) from continuing operations

Gains and losses on marketable securities:
Realized loss on sale of securities	$(1.4)	$(1.4)	Other, net
	(1.4)	(1.4)	Earnings (loss) before income taxes
	—	—	Provision for income taxes
	(1.4)	(1.4)	Earnings (loss) from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.7)	(a)
Actuarial losses	1.6	4.6	(a)
	1.3	3.9	Earnings (loss) before income taxes
	(0.4)	(0.8)	Provision for income taxes
	0.9	3.1	Earnings (loss) from continuing operations

Total reclassifications for the period	$(0.9)	$(3.8)	Earnings (loss) from continuing operations
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense

Share-based compensation expense relates to continuing operations and is included in selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Stock options	$1.1	$0.9	$3.3	$2.8
RSUs	2.0	1.5	6.1	4.4
PSUs	1.2	1.0	3.7	3.1
Deferred compensation	0.7	(0.6)	1.1	(0.1)
Pre-tax expense	5.0	2.8	14.2	10.2
Tax benefit	(1.5)	(0.9)	(4.2)	(3.4)
After-tax expense	$3.5	$1.9	$10.0	$6.8

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2016		2015
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	230,259	$15.86	220,679	$17.88
RSUs	113,095	$58.89	105,976	$58.71

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2016, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In March 2014 and in February 2015 and 2016, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each performance period by earnings per share ("EPS") growth, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") as compared to the TSR of the industrial group of companies in the S&P 400 Capital Goods Index over the one-year, two-year, and three-year performance periods. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 14 – Restructuring Activities

The changes in the restructuring reserve during the nine months ended September 30, 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015	$—	$10.0	$0.2	$10.2
Additions, net of reversals	1.9	0.8	0.2	2.9
Cash and non-cash uses	(1.3)	(3.7)	(0.4)	(5.4)
Currency translation	—	0.3	—	0.3
September 30, 2016	$0.6	$7.4	$—	$8.0

The majority of the costs accrued as of September 30, 2016 will be paid within one year.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
EMEIA	$0.4	$0.6	$0.8	$4.4
Total	$0.4	$0.6	$0.8	$4.4

Cost of goods sold	$—	$0.1	$0.2	$3.6
Selling and administrative expenses	0.4	0.5	0.6	0.8
Total	$0.4	$0.6	$0.8	$4.4

The above expenses primarily relate to severance charges. Restructuring charges relating to this plan were $14.7 million in 2015.

The Company incurred other non-qualified restructuring charges of $3.2 million and $3.5 million during the three and nine months ended September 30, 2016 in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Restructuring Plans
Other restructuring charges of $0.7 million and $2.1 million were recorded during the three and nine months ended September 30, 2016 as part of other restructuring plans. These charges primarily relate to workforce reductions in an effort to increase efficiencies across multiple lines of business. There were no other restructuring charges for the three and nine months ended September 30, 2015 as part of other restructuring plans.

Note 15 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Interest income	$(0.5)	$(0.3)	$(1.9)	$(1.1)
Exchange (gain) loss	0.5	(0.2)	2.9	3.7
(Earnings) loss from equity investments	0.1	0.1	(3.9)	0.3
Other	0.3	(2.8)	(14.1)	(2.6)
Other (income) expense, net	$0.4	$(3.2)	$(17.0)	$0.3

During the nine months ended September 30, 2016 the Company recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above. During the nine months ended September 30, 2016 earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

During the three months ended September 30, 2015 the Company recorded gains from the sale of marketable securities of $1.4 million, which is included in Other in the table above.

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

Note 16 – Income Taxes

The effective income tax rates for the three months ended September 30, 2016 and 2015 were 90.5% and (285.3)%. The effective income tax rate for the three months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) of charges primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. The effective income tax rate for the three months ended September 30, 2015 was negatively impacted by $106.7 million ($110.5 million after-tax) of charges related to the divestiture for the Company’s business in Venezuela and the divestiture of the Company’s systems integration business in China, partially offset by the favorable resolution of uncertain tax positions.

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 26.5% and 38.1%. The effective income tax rate for the nine months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) of charges primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. The effective income tax rate for the nine months ended September 30, 2015 was negatively impacted by $113.6 million ($117.0 million after-tax) of charges related to the devaluation of the Venezuelan bolivar, the divestiture of the Company’s business in Venezuela and the divestiture of the Company’s systems integration business in China, partially offset by the favorable resolution of uncertain tax positions.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. In the second quarter of 2016 we reached a settlement agreement on a competent authority matter. The Company remitted $49.2 million to Ingersoll Rand related to this competent authority matter during the three months ended September 30, 2016. Also as part of this competent authority matter, the Company recorded a $48.7 million Other current asset (net of tax on interest income accrued on the refund), which is due from the Canadian Customs and Revenue Agency and related Canadian Provincial Tax Agencies. The Company did not collect on the $48.7 million receivable during three months ended September 30, 2016, but expects to collect by December 31, 2016.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Weighted-average number of basic shares	96.0	95.9	95.9	95.8
Shares issuable under incentive stock plans	0.9	—	0.9	1.1
Weighted-average number of diluted shares	96.9	95.9	96.8	96.9

At September 30, 2016, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Net revenues
Americas	$436.2	$418.9	$1,235.7	$1,175.3
EMEIA	116.4	91.5	356.5	257.1
Asia Pacific	28.5	34.1	76.1	90.3
Total	$581.1	$544.5	$1,668.3	$1,522.7
Segment operating income (loss)
Americas	$131.5	$121.7	$351.7	$317.8
EMEIA	3.4	5.0	20.3	8.1
Asia Pacific	1.8	0.3	3.8	(3.7)
Total	$136.7	$127.0	$375.8	$322.2
Reconciliation to Operating income
Unallocated corporate expense	(15.2)	(16.6)	(47.5)	(45.1)
Operating income	$121.5	$110.4	$328.3	$277.1
Reconciliation to earnings (loss) before income taxes
Interest expense	15.6	13.7	48.4	36.6
Loss on divestitures	84.4	106.7	84.4	106.7
Other (income) expense, net	0.4	(3.2)	(17.0)	0.3
Earnings (loss) before income taxes	$21.1	$(6.8)	$212.5	$133.5

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

Environmental Matters

The Company is dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. The Company regularly evaluates its remediation programs and considers alternative remediation methods that are in addition to, or in replacement of, those currently utilized by the Company based upon enhanced technology and regulatory changes. Changes to the Company's remediation programs may result in increased expenses and increased environmental reserves.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During the three months ended September 30, 2016 and 2015, the Company incurred $1.8 million and $0.9 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the nine months ended September 30, 2016 and 2015, the Company incurred $6.8 million and $3.2 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of September 30, 2016 and December 31, 2015, the Company has recorded reserves for environmental matters of $17.2 million and $15.2 million. Of the total reserve, $2.9 million and $2.8 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2016 and December 31, 2015 was $4.0 million and $3.7 million, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$11.7	$9.8
Reductions for payments	(4.6)	(3.7)
Accruals for warranties issued during the current period	6.2	4.4
Changes to accruals related to preexisting warranties	—	0.7
Translation	—	(0.2)
Balance at end of period	$13.3	$11.0

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2021 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are all guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Other Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Other Subsidiary Guarantors are not required to be filed with the SEC, as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$424.6	$265.2	$(108.7)	$581.1
Cost of goods sold	—	—	234.7	191.6	(108.7)	317.6
Selling and administrative expenses	0.9	—	83.6	57.5	—	142.0
Operating income (loss)	(0.9)	—	106.3	16.1	—	121.5
Equity earnings (loss) in affiliates, net of tax	12.9	42.4	(0.2)	86.0	(141.1)	—
Interest expense	10.4	5.1	—	0.1	—	15.6
Intercompany interest and fees	—	23.9	(33.1)	9.2	—	—
Loss on divestitures	—	—	—	84.4	—	84.4
Other (income) expense, net	—	0.4	0.3	(0.3)	—	0.4
Earnings (loss) before income taxes	1.6	13.0	138.9	8.7	(141.1)	21.1
Provision (benefit) for income taxes	—	(11.3)	53.1	(22.7)	—	19.1
Net earnings (loss)	1.6	24.3	85.8	31.4	(141.1)	2.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$1.6	$24.3	$85.8	$31.0	$(141.1)	$1.6

Total comprehensive income (loss)	$16.0	$27.6	$86.6	$42.1	$(156.1)	$16.2
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Total comprehensive income (loss) attributable to Allegion plc	$16.0	$27.6	$86.6	$41.9	$(156.1)	$16.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,194.3	$798.3	$(324.3)	$1,668.3
Cost of goods sold	—	—	674.4	571.0	(324.3)	921.1
Selling and administrative expenses	3.2	—	246.9	168.8	—	418.9
Operating income (loss)	(3.2)	—	273.0	58.5	—	328.3
Equity earnings (loss) in affiliates, net of tax	190.8	105.9	0.4	242.4	(539.5)	—
Interest expense	32.6	15.3	—	0.5	—	48.4
Intercompany interest and fees	0.1	71.6	(99.1)	27.4	—	—
Loss on divestitures	—	—	—	84.4	—	84.4
Other (income) expense, net	0.1	0.4	(20.1)	2.6	—	(17.0)
Earnings (loss) before income taxes	154.8	18.6	392.6	270.4	(539.5)	212.5
Provision (benefit) for income taxes	0.5	(33.6)	149.7	(60.3)	—	56.3
Net earnings (loss)	154.3	52.2	242.9	330.7	(539.5)	156.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.9	—	1.9
Net earnings (loss) attributable to Allegion plc	$154.3	$52.2	$242.9	$328.8	$(539.5)	$154.3

Total comprehensive income (loss)	$169.7	$43.8	$253.2	$260.2	$(554.8)	$172.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.4	—	2.4
Total comprehensive income (loss) attributable to Allegion plc	$169.7	$43.8	$253.2	$257.8	$(554.8)	$169.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$402.5	$194.1	$(52.1)	$544.5
Cost of goods sold	—	—	225.6	131.0	(52.1)	304.5
Selling and administrative expenses	1.1	—	79.3	49.2	—	129.6
Operating income (loss)	(1.1)	—	97.6	13.9	—	110.4
Equity earnings (loss) in affiliates, net of tax	(18.2)	30.1	1.4	109.4	(122.7)	—
Interest expense	8.0	5.4	—	0.3	—	13.7
Intercompany interest and fees	—	23.5	(80.1)	56.6	—	—
Loss on divestitures	—	—	—	106.7	—	106.7
Other (income) expense, net	—	0.2	0.1	(3.5)	—	(3.2)
Earnings (loss) before income taxes	(27.3)	1.0	179.0	(36.8)	(122.7)	(6.8)
Provision (benefit) for income taxes	—	(11.3)	68.3	(37.6)	—	19.4
Earnings (loss) from continuing operations	(27.3)	12.3	110.7	0.8	(122.7)	(26.2)
Discontinued operations, net of tax	—	—	—	(0.2)	—	(0.2)
Net earnings (loss)	(27.3)	12.3	110.7	0.6	(122.7)	(26.4)
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net earnings (loss) attributable to Allegion plc	$(27.3)	$12.3	$110.7	$(0.3)	$(122.7)	$(27.3)

Total comprehensive income (loss)	$(28.8)	$11.2	$111.4	$(0.5)	$(122.4)	$(29.1)
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Total comprehensive income (loss) attributable to Allegion plc	$(28.8)	$11.2	$111.4	$(0.2)	$(122.4)	$(28.8)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,131.8	$538.0	$(147.1)	$1,522.7
Cost of goods sold	—	—	643.2	377.7	(147.1)	873.8
Selling and administrative expenses	3.2	(0.1)	230.5	138.2	—	371.8
Operating income (loss)	(3.2)	0.1	258.1	22.1	—	277.1
Equity earnings (loss) in affiliates, net of tax	105.7	67.2	2.8	219.1	(394.8)	—
Interest expense	20.4	15.8	—	0.4	—	36.6
Intercompany interest and fees	0.2	69.7	(98.8)	28.9	—	—
Loss on divestitures	—	—	—	106.7	—	106.7
Other (income) expense, net	(0.1)	—	0.5	(0.1)	—	0.3
Earnings (loss) before income taxes	82.0	(18.2)	359.2	105.3	(394.8)	133.5
Provision (benefit) for income taxes	—	(33.0)	137.3	(53.5)	—	50.8
Earnings (loss) from continuing operations	82.0	14.8	221.9	158.8	(394.8)	82.7
Discontinued operations, net of tax	—	—	(0.1)	(0.3)	—	(0.4)
Net earnings (loss)	82.0	14.8	221.8	158.5	(394.8)	82.3
Less: Net loss attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$82.0	$14.8	$221.8	$158.2	$(394.8)	$82.0

Total comprehensive income (loss)	$55.6	$12.5	$223.0	$133.1	$(369.5)	$54.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$55.6	$12.5	$223.0	$134.0	$(369.5)	$55.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$1.0	$0.3	$93.2	$120.0	$—	$214.5
Accounts and notes receivable, net	—	—	151.8	125.3	—	277.1
Inventories	—	—	72.5	155.8	—	228.3
Other current assets	0.6	36.4	10.6	139.1	(104.3)	82.4
Accounts and notes receivable affiliates	—	423.4	570.9	330.0	(1,324.3)	—
Total current assets	1.6	460.1	899.0	870.2	(1,428.6)	802.3
Investment in affiliates	1,193.2	3,148.2	193.4	4,372.1	(8,906.9)	—
Property, plant and equipment, net	—	—	116.8	109.6	—	226.4
Intangible assets, net	—	—	180.9	945.2	—	1,126.1
Notes receivable affiliates	132.8	1,144.2	3,637.5	1,715.2	(6,629.7)	—
Other noncurrent assets	5.8	9.8	87.0	49.2	—	151.8
Total assets	$1,333.4	$4,762.3	$5,114.6	$8,061.5	$(16,965.2)	$2,306.6
Current liabilities:
Accounts payable and accruals	$3.4	$9.6	$292.2	$184.2	$(104.3)	$385.1
Short-term borrowings and current maturities of long-term debt	46.9	—	—	0.3	—	47.2
Accounts and note payable affiliates	0.1	72.9	660.8	590.5	(1,324.3)	—
Total current liabilities	50.4	82.5	953.0	775.0	(1,428.6)	432.3
Long-term debt	1,131.2	294.1	—	1.1	—	1,426.4
Note payable affiliate	—	2,748.2	—	3,881.5	(6,629.7)	—
Other noncurrent liabilities	—	1.2	126.4	164.8	—	292.4
Total liabilities	1,181.6	3,126.0	1,079.4	4,822.4	(8,058.3)	2,151.1
Equity:
Total shareholders equity (deficit)	151.8	1,636.3	4,035.2	3,235.4	(8,906.9)	151.8
Noncontrolling interests	—	—	—	3.7	—	3.7
Total equity (deficit)	151.8	1,636.3	4,035.2	3,239.1	(8,906.9)	155.5
Total liabilities and equity	$1,333.4	$4,762.3	$5,114.6	$8,061.5	$(16,965.2)	$2,306.6

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(26.6)	$8.9	$361.6	$165.8	$(331.3)	$178.4
Cash flows from investing activities:
Capital expenditures	—	—	(8.1)	(18.3)	—	(26.4)
Acquisitions of businesses, net of cash acquired	—	—	—	(31.4)	—	(31.4)
Proceeds from sales of marketable securities	—	—	—	14.1	—	14.1
Other investing activities, net	—	—	—	(5.6)	—	(5.6)
Net cash used in investing activities	—	—	(8.1)	(41.2)	—	(49.3)
Cash flows from financing activities:
Debt repayments, net	(35.2)	0.2	—	(18.6)	—	(53.6)
Debt issuance costs	(0.3)	—	—	—	—	(0.3)
Net inter-company proceeds (payments)	115.9	(9.1)	(117.3)	10.5	—	—
Dividends (paid) received	—	—	(216.8)	(114.5)	331.3	—
Dividends paid to shareholders	(34.5)	—	—	—	—	(34.5)
Acquisition of noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	8.4	—	—	(5.6)	—	2.8
Net cash provided by (used in) financing activities	24.3	(8.9)	(334.1)	(128.6)	331.3	(116.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.7	—	1.7
Net increase (decrease) in cash and cash equivalents	(2.3)	—	19.4	(2.3)	—	14.8
Cash and cash equivalents - beginning of period	3.3	0.3	73.8	122.3	—	199.7
Cash and cash equivalents - end of period	$1.0	$0.3	$93.2	$120.0	$—	$214.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$31.8	$37.9	$282.8	$207.0	$(433.5)	$126.0
Net cash used in discontinued operating activities	—	—	(0.1)	(0.4)	—	(0.5)
Net cash provided by (used in) operating activities	31.8	37.9	282.7	206.6	(433.5)	125.5
Cash flows from investing activities:
Capital expenditures	—	—	(22.1)	(5.2)	—	(27.3)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(480.0)	—	(511.3)
Proceeds from sales of marketable securities	—	—	—	1.5	—	1.5
Other investing activities, net	—	—	3.9	(1.2)	—	2.7
Net cash used in investing activities	—	—	(49.5)	(484.9)	—	(534.4)
Cash flows from financing activities:
Debt repayments, net	355.6	—	—	11.8	—	367.4
Debt issuance costs	—	—	—	(9.0)	—	(9.0)
Net inter-company proceeds (payments)	(348.0)	(29.6)	(55.9)	433.5	—	—
Dividends (paid) received	—	—	(242.1)	(191.4)	433.5	—
Dividends paid to shareholders	(28.7)	—	—	—	—	(28.7)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	2.8	—	—	(1.6)	—	1.2
Net cash provided by (used in) financing activities	(48.3)	(29.6)	(298.0)	243.3	433.5	300.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.3)	—	(7.3)
Net increase (decrease) in cash and cash equivalents	(16.5)	8.3	(64.8)	(42.3)	—	(115.3)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$10.6	$8.8	$61.5	$94.3	$—	$175.2

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

The incremental impact of the acquisitions and divestitures for the three months ended September 30, 2016 was a net increase in revenues of approximately $9.7 million and a net decrease in operating income of approximately $1.9 million compared to the same period in the prior year. The incremental impact of the acquisitions and divestitures for the nine months ended September 30, 2016 was a net increase in revenues of approximately $64.0 million and a net increase in operating income of approximately $7.7 million compared to the same period in the prior year.

2016 Dividends

Through September 30, 2016, we paid quarterly dividends totaling $0.36 per ordinary share to shareholders.

Share repurchases

Through September 30, 2016, the Company repurchased approximately 0.5 million shares for approximately $30.0 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2016	% of revenues	2015	% of revenues
Net revenues	$581.1		$544.5
Cost of goods sold	317.6	54.7%	304.5	55.9%
Selling and administrative expenses	142.0	24.4%	129.6	23.8%
Operating income	121.5	20.9%	110.4	20.3%
Interest expense	15.6		13.7
Loss on divestitures	84.4		106.7
Other (income) expense, net	0.4		(3.2)
Earnings (loss) before income taxes	21.1		(6.8)
Provision for income taxes	19.1		19.4
Earnings (loss) from continuing operations	2.0		(26.2)
Discontinued operations, net of tax	—		(0.2)
Net earnings (loss)	2.0		(26.4)
Less: Net earnings attributable to noncontrolling interests	0.4		0.9
Net earnings (loss) attributable to Allegion plc	$1.6		$(27.3)
Diluted net earnings (loss) per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$0.02		$(0.28)
Discontinued operations	—		—
Net earnings (loss)	$0.02		$(0.28)
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2016 increased by 6.7%, or $36.6 million, compared with the same period in 2015, which resulted from the following:

Pricing	0.8%
Volume	4.2%
Acquisitions/divestitures	1.8%
Currency exchange rates	(0.1)%
Total	6.7%
The increase in net revenues was primarily driven by favorable volume, the acquisitions and divestitures discussed above, and improved pricing. These increases were partially offset by foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA, primarily the British pound.
Operating Income/Margin
Operating income for the three months ended September 30, 2016 increased $11.1 million compared to the same period in 2015 and operating margin for the three months ended September 30, 2016 increased to 20.9% from 20.3% for the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$110.4	20.3%
Pricing and productivity in excess of inflation	2.8	0.3%
Volume/product mix	11.6	1.2%
Currency exchange rates	1.3	0.3%
Investment spending and other items	(3.9)	(0.7)%
Acquisitions/divestitures	(1.9)	(0.7)%
Restructuring/acquisition costs	1.2	0.2%
September 30, 2016	$121.5	20.9%
Operating income and operating margin increased primarily due to favorable volume/product mix, pricing and productivity in excess of inflation, lower restructuring and acquisition costs compared to the prior year, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and the impact of acquisitions and divestitures.
Interest Expense
Interest expense for the three months ended September 30, 2016 increased $1.9 million compared with the same period of 2015 primarily due to increased debt balances resulting from the issuance of the 2023 Senior Notes in 2015.
Loss on Divestitures
During the three months ended September 30, 2016 we recorded an after tax charge of $84.4 million primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. During the three months ended September 30, 2015 we entered an agreement to sell a majority stake in our security system integration business and recorded a pre-tax charge of $80.6 million ($84.4 million after tax charges) to write the carrying value of the assets and liabilities down to their estimated fair value less costs to complete the transaction. During the three months ended September 30, 2015 we sold our majority ownership in our Venezuelan operation to Venezuelan investors. As a result of the sale we recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended September 30, 2016 and 2015 were as follows:

In millions	2016	2015
Interest income	$(0.5)	$(0.3)
Exchange (gain) loss	0.5	(0.2)
Loss from equity investments	0.1	0.1
Other	0.3	(2.8)
Other (income) expense, net	$0.4	$(3.2)

Other (income) expense, net for the three months ended September 30, 2016 was unfavorable $3.6 million compared to the same period in 2015 primarily the result of gains on marketable equity securities of $1.4 million and investment income of $1.2 million during 2015, which is included in Other in the table above, offset by favorable foreign currency exchange rate movements.

Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2016 and 2015 were 90.5% and (285.3)%. The effective income tax rate for the three months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) of charges primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. The effective income tax rate for the three months ended September 30, 2015 was negatively impacted by $106.7 million ($110.5 million after-tax) of charges related to the divestiture for our business in Venezuela and the divestiture of our system integration business in China, partially offset by favorable resolution to uncertain tax positions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2016	% of revenues	2015	% of revenues
Net revenues	$1,668.3		$1,522.7
Cost of goods sold	921.1	55.2%	873.8	57.4%
Selling and administrative expenses	418.9	25.1%	371.8	24.4%
Operating income	328.3	19.7%	277.1	18.2%
Interest expense	48.4		36.6
Loss on divestitures	84.4		106.7
Other (income) expense, net	(17.0)		0.3
Earnings before income taxes	212.5		133.5
Provision for income taxes	56.3		50.8
Earnings from continuing operations	156.2		82.7
Discontinued operations, net of tax	—		(0.4)
Net earnings	156.2		82.3
Less: Net earnings attributable to noncontrolling interests	1.9		0.3
Net earnings attributable to Allegion plc	$154.3		$82.0
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$1.59		$0.85
Discontinued operations	—		—
Net earnings	$1.59		$0.85
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2016 increased by 9.6%, or $145.6 million, compared with the same period in 2015, which resulted from the following:

Pricing	0.7%
Volume	5.2%
Acquisitions/divestitures	4.2%
Currency exchange rates	(0.5)%
Total	9.6%
The increase in net revenues was primarily driven by higher volumes, improved pricing in all three business segments and the acquisitions and divestitures discussed above. These increases were partially offset by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar across various currencies.
Operating Income/Margin
Operating income for the nine months ended September 30, 2016 increased $51.2 million compared to the same period in 2015 and operating margin for the nine months ended September 30, 2016 increased to 19.7% from 18.2% for the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$277.1	18.2%
Pricing and productivity in excess of inflation	7.6	0.4%
Volume/product mix	35.2	1.3%
Non-cash inventory impairment	4.2	0.3%
Restructuring/acquisition costs	3.2	0.2%
Acquisitions/divestitures	6.3	(0.3)%
Currency exchange rates	3.6	0.2%
Investment spending and other items	(8.9)	(0.6)%
September 30, 2016	$328.3	19.7%

Operating income increased primarily due to favorable volume/product mix, favorable pricing and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year, lower restructuring and acquisition costs compared to the prior year, the impact of acquisitions and divestitures and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending.

Operating margin increased primarily due to favorable volume/product mix, favorable pricing and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year, lower restructuring and acquisition costs compared to the prior year and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and the impact of acquisitions and divestitures.

Interest Expense
Interest expense for the nine months ended September 30, 2016 increased $11.8 million compared with the same period of 2015 primarily due to increased debt balances resulting from the issuance of the 2023 Senior Notes in 2015.
Loss on Divestitures
During the nine months ended September 30, 2016 we recorded an after tax charge of $84.4 million primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. During the nine months ended September 30, 2015 we entered an agreement to sell a majority stake in our security system integration business and recorded a pre-tax charge of $80.6 million ($84.4 million after tax charges) to write the carrying value of the assets and liabilities down to their estimated fair value less costs to complete the transaction. During the nine months ended September 30, 2015 we sold our majority ownership in our Venezuelan operation to Venezuelan investors. As a result of the sale we recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments.
Other (Income) Expense, Net
The components of Other (income) expense, net for the nine months ended September 30, 2016 and 2015 were as follows:

In millions	2016	2015
Interest income	$(1.9)	$(1.1)
Exchange loss	2.9	3.7
Loss (earnings) from equity investments	(3.9)	0.3
Other	(14.1)	(2.6)
Other (income) expense, net	$(17.0)	$0.3

Other (income) expense, net for the nine months ended September 30, 2016 increased $17.3 million compared to the same period in 2015. During the nine months ended September 30, 2016 we recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016 that is not expected to recur in future periods.

In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or “SIMADI.” During the nine months ended September 30, 2015 we recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange (gain) loss in the table above.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 26.5% and 38.1%. The effective income tax rate for the nine months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) of charges primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China. The effective income tax rate for the nine months ended September 30, 2015 was negatively impacted by $113.6 million ($117.0 million after-tax) of charges related to the devaluation of the Venezuelan bolivar, the divestiture of the Company’s business in Venezuela and the divestiture of the Company’s system integration business in China, partially offset by favorable resolution of uncertain tax positions.

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

Segment Results of Operations - For the three months and nine months ended September 30, 2016 and 2015

	Three months ended			Nine months ended
in millions	2016	2015	% Change	2016	2015	% Change
Net revenues
Americas	$436.2	$418.9	4.1%	$1,235.7	$1,175.3	5.1%
EMEIA	116.4	91.5	27.2%	356.5	257.1	38.7%
Asia Pacific	28.5	34.1	(16.4)%	76.1	90.3	(15.7)%
Total	$581.1	$544.5		$1,668.3	$1,522.7

Segment operating income (loss)
Americas	$131.5	$121.7	8.1%	$351.7	$317.8	10.7%
EMEIA	3.4	5.0	(32.0)%	20.3	8.1	150.6%
Asia Pacific	1.8	0.3	(500.0)%	3.8	(3.7)	202.7%
Total	$136.7	$127.0		$375.8	$322.2

Segment operating margin
Americas	30.1%	29.1%		28.5%	27.0%
EMEIA	2.9%	5.5%		5.7%	3.2%
Asia Pacific	6.3%	0.9%		5.0%	(4.1)%

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

Net Revenues

Net revenues for the three months ended September 30, 2016 increased by 4.1% ($17.3 million) compared to the same period in 2015 due to the following:

Pricing	0.8%
Volume	4.8%
Acquisitions/divestitures	(1.5)%
Currency exchange rates	—%
Total	4.1%

The increase is primarily due to higher volumes and improved pricing partially offset by divestitures in the prior year. Net revenues from non-residential products for the three months ended September 30, 2016 increased high single digits compared to the same period in the prior year. Net revenues from residential products for the three months ended September 30, 2016 decreased low single digits compared to the same period in the prior year.

Net revenues for the nine months ended September 30, 2016 increased by 5.1% ($60.4 million) compared to the same period in 2015 due to the following:

Pricing	0.6%
Volume	5.7%
Acquisitions/divestitures	(0.8)%
Currency exchange rates	(0.4)%
Total	5.1%

The increase is primarily due to higher volumes and improved pricing partially offset by unfavorable foreign currency exchange rate movements and divestitures, net of acquisitions in the prior year. Net revenues from non-residential products for the nine months ended September 30, 2016 increased high single digits compared to the same period in the prior year. Net revenues from residential products for the nine months ended September 30, 2016 were essentially flat compared to the same period in the prior year.

Operating Income/Margin

Segment operating income for the three months ended September 30, 2016 increased by 8.1% ($9.8 million) and segment operating margin increased 100 basis points compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$121.7	29.1%
Pricing and productivity in excess of inflation	4.2	0.8%
Volume/product mix	10.7	1.1%
Currency exchange rates	1.7	0.3%
Investment spending	(2.5)	(0.6)%
Acquisitions/divestitures	(4.0)	(0.5)%
Restructuring/acquisition costs	(0.3)	(0.1)%
September 30, 2016	$131.5	30.1%

The increase was primarily due to pricing improvements and productivity in excess of inflation, improved volume/product mix and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending, restructuring and acquisition costs and the impact of acquisitions and divestitures compared to the same period in the prior year.

Segment operating income for the nine months ended September 30, 2016 increased by 10.7% ($33.9 million) and segment operating margin increased to 28.5% from 27.0% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$317.8	27.0%
Pricing and productivity in excess of inflation	7.1	0.4%
Volume/product mix	31.0	1.0%
Non-cash inventory impairment	4.2	0.4%
Currency exchange rates	4.7	0.5%
Investment spending	(4.1)	(0.3)%
Acquisitions/divestitures	(7.4)	(0.4)%
Restructuring/acquisition costs	(1.6)	(0.1)%
September 30, 2016	$351.7	28.5%

The increase was primarily due to improved volume/product mix, pricing improvements and productivity in excess of inflation, inventory impairment charges in the prior year that did not recur in the current year and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending primarily for new product development and channel development, divestitures in the prior year, and restructuring and acquisition costs incurred in the current year.

EMEIA

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end users a broad range of products, services and solutions including, locks, locksets, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s brands include AXA, Bricard, Briton, CISA, Interflex, Kryptonite, Normbau, SimonsVoss and Trelock. This segment also resells LCN, Schlage and Von Duprin products, primarily in the Middle East.

Net Revenues

Net revenues for the three months ended September 30, 2016 increased by 27.2% ($24.9 million) compared to the same period in 2015 due to the following:

Pricing	1.0%
Volume	0.6%
Acquisitions/divestitures	27.0%
Currency exchange rates	(1.4)%
Total	27.2%

The increase was primarily due to revenue from the acquisitions of Simons Voss and AXA in September of 2015, acquisition of Trelock in June of 2016, higher volumes and improved pricing. These increases were partially offset by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA, primarily the British pound.

Net revenues for the nine months ended September 30, 2016 increased by 38.7% ($99.4 million) compared to the same period in 2015 due to the following:

Pricing	1.1%
Volume	1.5%
Acquisitions/divestitures	37.3%
Currency exchange rates	(1.2)%
Total	38.7%

The increase was primarily due to revenue from the acquisitions of Simons Voss and AXA in September of 2015, acquisition of Trelock in June of 2016, higher volumes and improved pricing. These increases were partially offset by unfavorable foreign currency exchange rate movements across various currencies.

Operating Income/Margin

Segment operating income for the three months ended September 30, 2016 decreased by $1.6 million and segment operating margin decreased to 2.9% from 5.5% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$5.0	5.5%
Pricing and productivity in excess of inflation	1.7	2.5%
Volume/product mix	0.1	0.1%
Currency exchange rates	(0.4)	(0.5)%
Investment spending	(0.9)	(1.0)%
Acquisitions/divestitures	0.9	(0.4)%
Restructuring costs	(3.0)	(3.3)%
September 30, 2016	$3.4	2.9%

The decrease in operating income was primarily due to the increased investment spending, higher restructuring costs in the current year compared to the same period last year and unfavorable foreign currency exchange rate movements. These decreases were partially offset by the net impact of the acquisitions of Simons Voss and AXA in September of 2015, and Trelock in June 2016, impact of pricing improvements and productivity in excess of inflation and favorable volume/product mix.

The decrease in operating margin was primarily due to increased investment spending, higher restructuring costs in the current year compared to the same period last year, the impact of the acquisitions of Simons Voss and AXA in September of 2015 and

Trelock in June of 2016, and unfavorable foreign currency exchange rate movements. These decreases were partially offset by the impact of pricing improvements and productivity in excess of inflation and favorable volume/product mix.

Segment operating income for the nine months ended September 30, 2016 increased by $12.2 million and segment operating margin increased to 5.7% from 3.2% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$8.1	3.2%
Pricing and productivity in excess of inflation	5.6	2.1%
Volume/product mix	0.9	0.3%
Currency exchange rates	(0.7)	(0.6)%
Investment spending	(2.7)	(1.0)%
Acquisitions/divestitures	9.1	1.7%
September 30, 2016	$20.3	5.7%

The increase was primarily due to the impact of the acquisitions of Simons Voss and AXA in September of 2015, pricing improvements and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by the acquisition of Trelock in June 2016, increased investment spending and unfavorable foreign currency exchange rate movements.

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

Net Revenues

Net revenues for the three months ended September 30, 2016 decreased by 16.4% (5.6 million) compared to the same period in 2015 due to the following:

Pricing	0.3%
Volume	7.0%
Acquisitions/divestitures	(26.0)%
Currency exchange rates	2.3%
Total	(16.4)%

The decrease in revenues was primarily due to the divestiture of our security system integration business in China, partially offset by higher volumes, improved pricing, revenue from the acquisition of Milre in the third quarter of 2015 and favorable foreign currency exchange rate movements.

Net revenues for the nine months ended September 30, 2016 decreased by 15.7% ($14.2 million) compared to the same period in 2015 due to the following:

Pricing	0.4%
Volume	9.2%
Acquisitions/divestitures	(24.0)%
Currency exchange rates	(1.3)%
Total	(15.7)%

The decrease in revenues was primarily due to the divestiture of our security system integration business in China and unfavorable foreign currency exchange rate movements partially offset by higher volumes, improved pricing and revenue from the acquisition of Milre in the third quarter of 2015.

Operating Income/Margin

Segment operating income for the three months ended September 30, 2016 increased $1.5 million and segment operating margin increased to 6.3% from 0.9% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$0.3	0.9%
Inflation in excess of pricing and productivity	(0.8)	(2.2)%
Volume/product mix	0.8	2.2%
Currency exchange rates	0.2	0.1%
Investment spending	(0.2)	(0.7)%
Acquisitions/divestitures	1.1	4.9%
Restructuring costs	0.4	1.1%
September 30, 2016	$1.8	6.3%

The increase was primarily related to the divestiture of our security system integration business in China, the impact of the acquisition of Milre in the third quarter of 2015, favorable volume/product mix, favorable foreign currency exchange rate movements and restructuring costs in the prior year. These increases were partially offset by unfavorable inflation in excess of pricing improvements and productivity and increased investment spending.

Segment operating income for the nine months ended September 30, 2016 increased by $7.5 million and segment operating margin increased to 5.0% from (4.1)% compared to the same period in 2015 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2015	$(3.7)	(4.1)%
Pricing and productivity in excess of inflation	0.6	1.2%
Volume/product mix	3.3	3.7%
Currency exchange rates	(0.4)	(0.4)%
Investment spending	(0.6)	(0.7)%
Acquisitions/divestitures	4.5	5.2%
Restructuring costs	0.1	0.1%
September 30, 2016	$3.8	5.0%

The increase in operating income was primarily related to the divestiture of our security system integration business in China, the impact of the acquisition of Milre in the third quarter of 2015, favorable volume/product mix, pricing improvements and productivity in excess of inflation and restructuring costs in the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending in the current year.

The increase in operating margin was primarily related to the impact of the acquisition of Milre in the third quarter of 2015 and the divestiture of our security system integration business in China, favorable volume/product mix, pricing improvements and productivity in excess of inflation, and restructuring costs in the prior year. These increases were partially offset by increased investment spending in the current year and unfavorable foreign currency exchange rate movements.

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

In millions	2016	2015
Operating cash flow provided by continuing operations	$178.4	$126.0
Investing cash flow used in continuing operations	$(49.3)	$(534.4)
Financing cash flow provided by (used) in continuing operations	$(116.0)	$300.9
Operating Activities

Net cash provided by continuing operating activities during the nine months ended September 30, 2016 increased $52.4 million compared to the same period in 2015. The increase in net cash provided by operating activities in 2016 compared to 2015 was primarily due to an increase net earnings and a decrease in the use of our working capital.

In connection with the Spin-off we entered into a Tax Matters Agreement with Ingersoll-Rand plc for the allocation of taxes. In the second quarter of 2016, we reached a settlement agreement on a competent authority matter. We remitted $49.2 million to Ingersoll Rand related to this matter during the three months ended September 30, 2016. Also, as part of this competent authority matter, we recorded a $48.7 million Other current asset (net of tax on interest income accrued on the refund), which is due from the Canadian Customs and Revenue Agency and related Canadian Provincial Tax Agencies. We did not collect on the $48.7 million receivable during three months ended September 30, 2016, but expect to collect it by December 31, 2016.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2016 decreased $485.1 million compared to the same period in 2015. The change in net cash used in investing activities is primarily due to a net reduction in cash payments related to acquisitions and investments in 2016 compared to the same period in 2015 and proceeds from sales and maturities of marketable securities of $14.1 million in 2016 compared to $1.5 million of proceeds in the same period in 2015.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2016 increased $416.9 million compared to the same period in 2015. In the prior year, the company refinanced its credit facilities providing $380.0 million in net proceeds. Proceeds from short-term borrowings decreased $11.8 million from the prior period and payments on long-term debt increased $29.2 million. Cash provided by other financing activities increased $4.1 million for the nine months ended September 30, 2016 compared to the same period in the prior year due to $9.0 million of debt issuance costs in the prior period compared to $0.3 million in 2016 primarily offset by an increase in dividends to ordinary shareholders of $34.5 million compared to $28.7 million in the same period in 2015.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2016	December 31, 2015
Term Loan A Facility	$891.5	$926.7
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	1.4	18.7
Unamortized debt issuance costs, net	(19.3)	(22.3)
Total debt	$1,473.6	$1,523.1
Less current portion of long-term debt	47.2	65.6
	$1,426.4	$1,457.5

The Term Loan Facility amortizes in quarterly installments, at the following rates per year: 5% in 2016, 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $35.2 million on the Term Loan Facility as of the nine months ended September 30, 2016. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.

We have a 5-year, $500.0 million Revolver maturing on October 15, 2020. At September 30, 2016, we did not have any borrowings outstanding under the Revolver and had $18.5 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of September 30, 2016, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

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

Management believes there have been no significant changes during the nine months ended September 30, 2016, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk during the third quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There have been no unregistered offerings nor any repurchases of our ordinary shares during the third quarter of 2016. In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The repurchase program does not have a prescribed expiration date.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	October 27, 2016	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 27, 2016	/s/ Douglas P. Ranck
Douglas P. Ranck Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.