Form 10-K
period 2016-12-31
Allegion plc
filed 2017-02-17
CIK 1579241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  X       NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES            NO  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X      NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer X	Accelerated filer
Non-accelerated filer ___	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2016 was approximately $6.7 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 13, 2017 was 95,471,511.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 7, 2017 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2016

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
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

•	the impact our substantial leverage may have on our business and operations.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A "Risk Factors." You should read that information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.    BUSINESS
Overview

Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people safe, secure and productive. We make the world safer as a company of experts, securing the places where people thrive, and we create peace of mind by pioneering safety and security. We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

Allegion Principal Products
Door closers and controls	Door and door frames (steel)
Electronic security products	Electronic and biometric access control systems
Exit devices	Locks, locksets, portable locks and key systems
Time, attendance and workforce productivity systems	Other accessories

Access control security products and solutions are critical elements in every building and home. Most door openings are custom-configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access-control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, security products are increasingly linked electronically, creating additional functionality and complexity.

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

•	Our access to and management of key channels in the market critical to delivering our products in an efficient and consistent manner; and

•
Our enterprise excellence capabilities, including our global manufacturing operations and agile supply chain, which facilitate our ability to deliver specific product and system configurations to end-users worldwide, quickly and efficiently.

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2016 with compound annual growth of about 2 to 4% per year over the past four years. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, including:

•	stabilization of construction markets in key North American markets;

•	the convergence of mechanical and electronic security products;

•	heightened awareness of security requirements;

•	increased global urbanization; and

•	the shift to a digital, interconnected environment.

We believe improving institutional and growth in commercial industrial markets and continued recovery in residential markets in the United States and slight growth in Europe will offset unfavorable foreign currency exchange rates overseas. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities. Our acquisition of Simons Voss Technologies GmbH and Milre Systek Co, Ltd. in late 2015 were made to capitalize on this trend.

We operate in three geographic regions: Americas; Europe, Middle East, India and Africa ("EMEIA"); and Asia Pacific. We sell our products and solutions under the following brands:

Allegion Brands
(listed for each region)
Product Category	Americas	EMEIA	Asia Pacific
Locks/Locksets/Portable Locks/Key Systems

Door Closers and Controls/Exit Devices

Electronic Products and Access Control Systems, including Time, Attendance and Workforce Productivity

Product Category	Americas	EMEIA	Asia Pacific
Doors and Door Frames

Other Accessories

We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including into the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our corporate brands are CISA®, Interflex®, LCN®, Schlage®, SimonsVoss®, and Von Duprin®. We believe LCN, Schlage, and Von Duprin hold the No. 1 position in their primary product categories in North America and CISA and Interflex hold the No.1 or No. 2 position in their primary product categories in certain European markets.

For the year ended December 31, 2016, we generated revenues of $2,238.0 million and operating income of $425.5 million.

History and Developments

We were incorporated in Ireland on May 9, 2013, to hold the commercial and residential security businesses of Ingersoll Rand plc ("Ingersoll Rand"). On December 1, 2013, we became a stand-alone public company after Ingersoll Rand completed the separation of these businesses from the rest of Ingersoll Rand via the transfer of these businesses from Ingersoll Rand to us and the issuance by us of ordinary shares directly to Ingersoll Rand’s shareholders (the "Spin-off"). Our security businesses have long and distinguished operating histories. Several of our brands were established more than 75 years ago and many of our brands originally created their categories:

•	Von Duprin, established in 1908, was awarded the first exit device patent;

•	Schlage, established in 1920, was awarded the first patents granted for the cylindrical lock and the push button lock;

•	LCN, established in 1926, created the first door closer;

•	CISA, established in 1926, devised the first electronically controlled lock; and

•	SimonsVoss, established in 1995, created the first keyless digital transponder.

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. Recent examples of successful product launches are illustrated in the table below:

Product launch		Year	Innovation
	Cast Aluminum Series	2015	Cast Aluminum Series closers were specially designed to deliver consistent, dependable, long-term performance while offering high-quality, effective solutions
	Schlage NDE Series wireless commercial lock	2014	Designed to be easy to install, connect, manage and use with ENGAGE connectivity platform
	Schlage Touch, Connect, Sense, Control	2014/2015/2016
New single and multi family residential electronic locking platforms that provide for keyless entry (Touch), connected locking (Connect), integration with the Apple HomeKit platform (Sense), and multi-family interconnect locking (Control)

	Mobile Key Platform	2016	Highly secure, offering facility managers and those in charge of buildings sophisticated access control
	Concealed Vertical Cable System	2016	Giving doors that require a vertical exit device the same strength and security in a system that is easy to install and maintain
	AX Platform	2014	The first exit device that meets California's stringent maximum force requirements

Industry and Competition

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2016 with compound annual growth of about 2 to 4% per year over the past four years. This growth rate primarily reflects cyclical challenges in the commercial, institutional and residential construction markets throughout North America and Europe as certain developing economies experienced higher growth rates during this period. Additionally, growth in electronic security products and solutions continues to outperform the industry as a whole as end-users adopt newer technologies in their facilities. We expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB and dorma+kaba Group. We also face competition in various markets and product categories throughout the world, including from Spectrum Brands Holdings, Inc. in the North American residential market. As we move into more technologically-advanced product categories, we may also compete against smaller, more specialized competitors.

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

Our Reporting Segments

We manufacture and sell mechanical and electronic security products and solutions in approximately 130 countries. Approximately 96% of our 2016 revenues were to customers in the North America, Western Europe and the Asia-Pacific regions.

The following table presents the relative percentages of total segment revenue attributable to each reporting segment for each of the last three fiscal years. See Note 22, "Business Segment Information," to our annual consolidated financial statements for information regarding net revenues, operating income, and total assets by reportable segment:

	For the Years Ended December 31,
	2016	2015	2014
Americas	74%	75%	74%
EMEIA	21%	19%	18%
Asia Pacific	5%	6%	8%

Our Americas segment provides security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment offers a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in the commercial, institutional and residential markets, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers the same portfolio of products as the Americas segment, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, CISA, Interflex and SimonsVoss. This segment also resells North American Schlage, Von Duprin and LCN products, primarily in the Middle East.

Our Asia Pacific segment provides security products and solutions in approximately 15 countries throughout Asia Pacific. The segment offers the same portfolio of products as the Americas segment. This segment’s primary brands are Milre, Schlage, CISA, Von Duprin and LCN.

Products and Services

We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands:

•
Locks, locksets, portable locks and key systems: A broad array of cylindrical and mortise door locksets, security levers, and master key systems that are used to protect and control access. We also offer a range of portable security products, including bicycle, small vehicle and travel locks.

•
Door closers and exit devices: An extensive portfolio of life-safety products generally installed on fire doors and facility entrances and exits. Door closers are devices that automatically close doors after they are opened. Exit devices are generally horizontal attachments to doors and enable rapid egress.

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

•	Doors and Door Frames: A portfolio of hollow metal doors and door frames. In select geographies, we also provide installation and maintenance services.

•	Other Accessories: A variety of additional security and product components, including hinges, door levers, door stops, lites, louvers, weather stripping, thresholds, and other accessories, as well as certain bathroom fittings products.

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

Our 10 largest customers represented approximately 24% of our total revenues in 2016. No single customer represented 10% or more of our total revenues in 2016.

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

We also work actively with several industry bodies around the world to help promote effective and consistent safety and security standards. For example, we are members of Builders Hardware Manufacturers Association (BHMA), Security Industry Association, Smart Card Alliance, American Society of Healthcare Engineering, American Institute of Architects, Construction Specification Institute, ASSOFERMA (Italy), BHE (Germany) and UNIQ (France). We also have established the Safety and Security Institute in China, which helps to educate government officials, architects and builders and advocates for consistent building codes and standards that address end-users’ safety and security.

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 26 production facilities, including ten in the Americas region, eleven in EMEIA and five in Asia Pacific. We own 15 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our United States (U.S.) based residential portfolio is manufactured in the Baja of Mexico under a NAFTA Maquiladora.

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

Facilities

We operate through a broad network of sales offices, 26 production facilities and several distribution centers throughout the world. Our active properties represent approximately 5.7 million square feet, of which approximately 44% is leased.

The following table shows the location of our worldwide production facilities:

Production Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Clamecy, France	Auckland, New Zealand
Bogota, Colombia	Durchhausen, Germany	Bucheon, South Korea
Chino, California	Duzce, Turkey	Jinshan, China
Ensenada, Mexico	Faenza, Italy	Melbourne, Australia
Indianapolis, Indiana	Feuquieres, France	Sydney, Australia
Princeton, Illinois	Monsampolo, Italy
Security, Colorado	Muenster, Germany
Tecate, Mexico	Osterfeld, Germany
Tijuana, Mexico	Renchen, Germany
McKenzie, Tennessee	Siewierz, Poland
Veenendaal, Netherlands

Research and Development
We are committed to investing in highly productive research and development capabilities, particularly in electro-mechanical systems. Our research and development ("R&D") expenditures were approximately $47.3 million, $45.2 million and $43.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales, typically, are higher in those quarters than in the first and fourth calendar quarters. However, our Interflex business typically experiences higher sales in the fourth calendar quarter due to project timing. Revenue by quarter for the years ended December 31, 2016, 2015 and 2014 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	22%	26%	26%	26%
2015	22%	25%	26%	27%
2014	22%	25%	26%	27%

Employees

As of December 31, 2016, we had more than 9,400 employees.

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

We incurred $23.3 million, $4.4 million, and $2.9 million of expenses during the years ended December 31, 2016, 2015, and 2014, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2016 and 2015, we have recorded reserves for environmental matters of $30.6 million and $15.2 million. Of these amounts $9.6 million and $2.8 million, respectively, relate to remediation of sites previously disposed by us. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Item 1A. RISK FACTORS

You should carefully consider the risks below, together with all the other information included in this Form 10-K, in evaluating us, our ordinary shares and our senior notes. If any of the risks below actually occurs, our business, financial conditions, results of operations and cash flows could be materially and adversely affected. Any such adverse effect may cause the trading price of our ordinary shares to decline, and as a result, you could lose all or part of your investment in us. Our business may also be adversely affected by risks and uncertainties not known to us or risks that we currently believe to be immaterial.

Risks Related to Our Business

Our global operations subject us to economic risks.

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, China, Europe, Korea, Mexico, New Zealand and Turkey. The political, economic and regulatory environments in which we operate are becoming increasingly volatile and uncertain. Accordingly, we are subject to risks that are inherent in operating globally, including:

•	changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crises and currency instability in developed and developing countries;

•	changes in applicable tax regulations and interpretations;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns and social and political instability.

These risks could increase our cost of doing business in the U.S. and internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations, increase our effective tax rate, increase the cost of our products, limit our ability to sell products in certain markets, reduce our operating margin and negatively impact our ability to compete.

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

In addition, we compete in a market that is experiencing the convergence of the mechanical and electronic products. This may lead to increased competition, including with companies with greater financial and other resources than we have, and may lead to changes in customers' tastes and preferences. To remain competitive, we must develop new products and respond to new technologies in a timely manner.

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

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk."

Approximately 30% of our 2016 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure our business will continue to be susceptible to currency fluctuations.

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

Some of the businesses we may seek to acquire or invest in may be marginally profitable or unprofitable. For these businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and we may encounter other difficulties in integrating acquired businesses into our existing operations.

Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties realizing synergies expected to result from acquisitions;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies;

•	dilution of interests of holders of our ordinary shares through the issuance of equity securities or equity-linked securities; and

•
difficulty in integrating financial reporting systems and implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for public companies of our size at companies that, prior the acquisition, had lacked such controls, procedures and policies.

We continually look to expand our services and products into international markets. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment. In addition to the risks outlined above, expansion into international markets may require us to compete with local businesses with greater knowledge of the market, including the tastes and preferences of customers, and businesses with dominant market shares.

It may be difficult for us to complete transactions quickly, integrate acquired operations efficiently into our current business operations or effectively compete in new markets we enter. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We may pursue business opportunities that diverge from core business.

We may pursue business opportunities that diverge from our core business, including expanding our products or service offerings, investing in new and unproven technologies, and forming new alliances with companies to distribute our products and services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our investment in new business opportunities may exceed the returns we realize. Additionally, any new investments could have higher cost structures than our current business, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we may be required to draw on our revolving credit facility or pursue other external financing, which may not be readily available.

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

Impact of United Kingdom exit from European Union.

In 2016, the United Kingdom ("UK") held a referendum in which voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit". There is substantial uncertainty surrounding the Brexit vote and any impact of Brexit depends on the terms of the UK's withdrawal from the EU, which still need to be determined and could take several years to accomplish. The UK's withdrawal from the EU could result in a global economic downturn, which could depress the demand for our products and services. The UK also could lose access to the single EU market and to the global trade and tax deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

Our EMEIA restructuring plans may not be successful.

We have substantially completed a plan to restructure our EMEIA segment to improve efficiencies and regional cost structure. If we are unable to successfully maintain our restructuring plan, we may not be able to improve profitability or effectively compete in the region. In addition, the previously disclosed plan or any new restructuring plans could result in significant restructuring charges and impairment charges.

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

Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our business, reputation and operating results

Despite our implementation of network security measures, our network and products may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition.

Our daily business operations require us to retain sensitive data such as intellectual property, proprietary business information and data related to customers, suppliers and business partners within our networking infrastructure. The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals.

Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities. Such issues could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business or brand reputation.

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

At December 31, 2016, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $716.8 million and $64.6 million. Pursuant to GAAP, we are required to annually assess our goodwill, indefinite-lived intangibles and other long-lived assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions.

The basis of the fair value for our impairment assessments is determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Although our last analysis regarding the fair values of the goodwill and indefinite-lived intangible assets for our reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in net revenues and operating margins generated by our EMEIA and/or Asia Pacific segments could trigger future impairment in those segments. While we currently believe that our projected results will not result in future impairment, a deterioration in results could trigger a future impairment.

Successful sales and marketing efforts depend on our ability to recruit and retain qualified employees.

Our ability to successfully grow our business depends on the contributions and abilities of key executives, our sales force and other personnel, including the ability of our sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. We must therefore continue to sufficiently recruit, retain and motivate management, sales and other personnel to maintain our current business and support our projected growth. A shortage of these key employees might jeopardize our ability to grow and expand our business.

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

Certain environmental laws assess liability on current or previous owners of real property or operators of manufacturing facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws and certain non-U.S. laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from U.S. and non-U.S. governmental agencies, including the EPA and similar state environmental agencies, that conditions at a number of current and formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims from such sites. For more information, see "Business - Environmental Regulation."

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

As a global business, we have a relatively complex tax structure, and there is a risk that tax authorities will disagree with our tax positions.

Since we conduct operations worldwide through our subsidiaries, we are subject to complex transfer pricing regulations in the countries in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between us and our affiliates be priced on a basis that would be comparable to an arm's length transaction and that contemporaneous documentation be maintained to support the tax allocation. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. To the extent that any tax authority disagrees with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Our tax returns are subject to review by taxing authorities in the jurisdictions in which we operate. Although we believe that we have provided for all tax exposures, the ultimate outcome of a tax review could differ materially from our provisions.

Changes in our effective income tax rate may have an adverse effect on our results of operations.

We are subject to taxes in Ireland, the U.S. and numerous other jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change.

Our future effective tax rate may be adversely affected by a number of additional factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the enforcement environment;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in jurisdictional mix of profits;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	changes in foreign tax rates or agreed upon foreign taxable base; and/or

•	the repatriation of earnings from outside Ireland for which we have not previously provided for taxes.

Risks Related to Our Indebtedness

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

We have approximately $1.5 billion of outstanding indebtedness at December 31, 2016. In addition, we have a senior secured revolving credit facility that permits borrowings of up to an additional $500 million. Volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchase programs and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our senior secured credit facilities, are at variable rates.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which actions may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. For more information see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns, and the other factors described in these "risk factors."

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

A portion of our borrowings at December 31, 2016 include a term loan with a variable rate of interest which exposes us to interest rate risk. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At December 31, 2016, we have approximately $1.5 billion of aggregate debt outstanding, and this amount includes $880 million of floating-rate term loans and $600 million of our fixed-rate senior notes. We have the ability to incur up to $500 million of additional floating-rate debt under our senior secured revolving credit facility. We entered into forward starting interest rate swaps for $275.0 million of our floating-rate term loans to manage our interest rate risk. A 100 basis point increase in LIBOR would have resulted in incremental 2016 interest expense of approximately $6.2 million. If the LIBOR or other applicable base rates under our senior secured credit facilities increase in the future then the floating-rate debt could have a material effect on our interest expense.

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

Ingersoll Rand has received an IRS ruling substantially to the effect that, among other things, the distribution of our ordinary shares, together with certain related transactions, qualify under Sections 355 and 368(a) of the Internal Revenue Code ("the Code"), with the result that Ingersoll Rand and Ingersoll Rand’s shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the Spin-off, except to the extent of cash received in lieu of fractional shares (the "IRS Ruling"). The IRS Ruling also provided that certain internal transactions undertaken in anticipation of the distribution qualify for favorable treatment under the Code. In addition to obtaining the IRS Ruling, Ingersoll Rand received opinions from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that certain requirements, including certain requirements that the IRS did not rule on, necessary to obtain tax-free treatment have been satisfied, such that the distribution for U.S. federal income tax purposes and certain other matters relating to the distribution, including certain internal transactions undertaken in anticipation of the distribution, received tax-free treatment under Section 355 of the Code. The receipt and effectiveness of the IRS Ruling and the opinions were conditions to the distribution that were satisfied or waived by Ingersoll Rand. The IRS Ruling and the opinions rely on certain facts and assumptions and certain representations and undertakings from us and Ingersoll Rand regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the IRS Ruling and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in shares or asset ownership after the distribution. A legal opinion represents the tax adviser’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on then current law, and cannot be relied upon if current law changes with retroactive effect. If the distribution is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and our shareholders could incur significant U.S. federal income tax liabilities. In addition, we or Ingersoll Rand could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable.

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

Ingersoll Rand has received an opinion of the Irish Revenue regarding the Irish tax consequences of the distribution to the effect that certain reliefs and exemptions for corporate reorganizations apply. In addition to obtaining the opinion from Irish Revenue, Ingersoll Rand received an opinion from the law firm of Arthur Cox confirming the applicability of the relevant exemptions and reliefs to the distribution and that certain internal transactions will not trigger tax costs. These opinions rely on certain facts and assumptions and certain representations and undertakings from us and Ingersoll Rand regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the opinions, Irish Revenue could determine on audit that the distribution or the internal transactions do not qualify for the relevant exemptions or reliefs if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. A legal opinion represents the tax adviser’s best legal judgment, is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion was based on then current law, and cannot be relied upon if current law changes with retroactive effect. If the distribution ultimately is determined not to fall within certain exemptions or reliefs, the distribution could result in our shareholders having an Irish tax liability as a result of the distribution (if a shareholder is an Irish resident or holds shares in Ingersoll Rand in an Irish branch or agency), or we or Ingersoll Rand could incur Irish tax liabilities.

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

In certain circumstances, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could discourage the investment in our stock and adversely impact the price of our shares.

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

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board of Directors to issue preferred shares without shareholder approval in certain circumstances, subject to applicable law; and

•	the ability of our Board of Directors to set the number of directors and to fill vacancies on our Board of Directors in certain circumstances.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

We operate through a broad network of sales offices, 26 production facilities and several distribution centers throughout the world. Our active properties represent about 5.7 million square feet, of which approximately 44% is leased.
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
Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 17, 2017.

David D. Petratis, age 59, is our Chairman, President and Chief Executive Officer. Mr. Petratis served as the Chairman, President and Chief Executive Officer of Quanex Building Products Corporation (a manufacturer of engineered material and components for the building products markets) from 2008 to July 2013.

Patrick S. Shannon, age 54, is our Senior Vice President and Chief Financial Officer. Mr. Shannon served as the Vice President and Treasurer of Ingersoll-Rand plc (a global diversified company) from 2012 to October 2013. Mr. Shannon previously served as Ingersoll Rand’s Vice President, Audit Services from 2010 to 2012.

Jeffrey N. Braun, age 57, is our Senior Vice President and General Counsel. Mr. Braun served as our Deputy General Counsel and Chief Compliance Officer from September 2013 to June 2014. Mr. Braun previously served as General Counsel of General Motors China, a subsidiary of General Motors Company (a global automotive company) from 2010 to 2013.

Timothy P. Eckersley, age 55, is our Senior Vice President - Americas. Mr. Eckersley served as Ingersoll Rand’s President, Security Technologies - Americas from 2007 to November 2013.

Todd V. Graves, age 50, is our Senior Vice President - Engineering and Technology. Mr. Graves served as our Vice President - Technology and Engineering from 2013 to January 2016.  Mr. Graves served as Ingersoll Rand's Vice President - Technology and Engineering, Security Technologies, from 2012 to 2013.  He also served as Vice President of ClearEdge Power (a fuel cell manufacturer) from 2011 to 2012.

Tracy L. Kemp, age 48, is our Senior Vice President and Chief Information Officer.  Ms. Kemp served as our Vice President and Chief Information Officer from 2013 to February 2015.  Prior to that, Ms. Kemp served as Ingersoll Rand’s Vice President - Chief Information Officer, Security Technologies and Residential Solutions sectors from 2011 to 2013.

Shelley A. Meador, age 45, is our Senior Vice President - Human Resources and Communications. Ms. Meador served as our Vice President - Tax from 2013 to August 2016. Ms. Meador previously served as Vice President - Tax at Hillenbrand, Inc. from 2011 to 2013.

Lucia Veiga Moretti, age 52, is our Senior Vice President - EMEIA. Ms. Moretti previously served as Senior Vice President and President, Delphi Product and Service Solutions for Delphi Automotive (a supplier of automotive technologies) from 2011 to February 2014.

Chris E. Muhlenkamp, age 59, is our Senior Vice President - Global Operations and Integrated Supply Chain. Mr. Muhlenkamp served as our Vice President - Global Operations and Integrated Supply Chain from 2013 to February 2014. Mr. Muhlenkamp served as Ingersoll Rand's Vice President - Operations and Global Integrated Supply Chain, Security Technologies, from 2011 to 2013.

Douglas P. Ranck, age 58, is our Vice President and Controller. Mr. Ranck served as Ingersoll Rand’s Global Controller and Financial Planning and Analysis Leader - Climate Solutions from 2008 to October 2013.

Jeffrey M. Wood, age 46, is our Senior Vice President - Asia Pacific. Mr. Wood previously served as our Vice President, Global Supply Management from 2013 to January 2017. Mr. Wood also served as Senior Vice President, Supply Chain for the Buildings division of Scheider Electric SE (a energy management and automation company) from 2011 to 2013.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 13, 2017, the number of record holders of ordinary shares was 3,247. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2016	High	Low	Dividend
First quarter	$65.40	$52.95	$0.12
Second quarter	69.69	63.08	0.12
Third quarter	73.49	65.83	0.12
Fourth quarter	$69.95	$61.47	$0.12
2015	High	Low	Dividend
First quarter	$61.91	$52.79	$0.10
Second quarter	63.18	59.10	0.10
Third quarter	64.68	56.07	0.10
Fourth quarter	$68.03	$58.08	$0.10

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors declared dividends of $0.12 per ordinary share on February 4, 2016, April 7, 2016, August 31, 2016 and November 30, 2016. On February 2, 2017 our Board of Directors declared a dividend of $0.16 per ordinary share payable on March 31, 2017. We paid a total of $46.0 million in cash for dividends to ordinary shareholders during the year ended December 31, 2016. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

In February 2014, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares. We paid a total of $85.1 million to repurchase 1.3 million ordinary shares during the year ended December 31, 2016 and $30.0 million to repurchase 0.5 million ordinary shares during the year ended December 31, 2015. At December 31, 2016, we have approximately $34.9 million available under the authorized share repurchase plan.

On February 2, 2017, our Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares. This new stock repurchase authorization replaces the program established in 2014.

Performance Graph

The annual changes for the period shown November 18, 2013 (when our ordinary shares began trading in the "when-issued" market) to December 31, 2016 in the graph on this page are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on November 18, 2013, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2016.

	November 18, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Allegion plc	100.00	91.16	115.11	137.71	134.67
S&P 500	100.00	103.44	117.59	119.22	133.48
S&P 400 Capital Goods	100.00	105.46	105.72	99.90	131.80

Item 6.     SELECTED FINANCIAL DATA (1)
In millions, except per share amounts:

At and for the years ended December 31,	2016		2015		2014		2013		2012

Net revenues	$2,238.0		$2,068.1		$2,118.3		$2,069.6		$2,023.3

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations (e)	229.1	(a)	154.3	(b)	186.3	(c)	35.9	(d)	224.3
Discontinued operations	—		(0.4)		(11.1)		(3.6)		(4.2)

Total assets	2,247.4		2,263.0		2,015.9		2,000.6		2,003.2

Total debt	1,463.8		1,523.1		1,264.6		1,343.9		5.0

Total Allegion plc shareholders’ equity (deficit)	113.3		25.6		(4.8)		(66.1)		1,362.6

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$2.39		$1.61		$1.94		$0.37		$2.34
Discontinued operations	—		(0.01)		(0.12)		(0.03)		(0.04)

Diluted:
Continuing operations	$2.36		$1.59		$1.92		$0.37		$2.34
Discontinued operations	—		—		(0.12)		(0.03)		(0.04)

Dividends declared per ordinary share	$0.48		$0.40		$0.32		$—		$—

(a)	Net earnings from continuing operations for the year ended December 31, 2016 includes $84.4 million of losses related to our previously divested systems integration business.

(b)
Net earnings from continuing operations for the year ended December 31, 2015 includes $104.2 million of losses related to the divestitures of our Venezuelan operations and our majority stake in our systems integration business.

(c)
Net earnings from continuing operations for the year ended December 31, 2014 includes an after-tax, non-cash inventory impairment charge of $18.7 million and a $9.1 million after-tax, non-cash charge related to the devaluation of the Venezuelan bolivar.

(d)
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

(e)
Net earnings from continuing operations includes $174.5 million and $176.7 million of centrally managed service costs and corporate allocations from Ingersoll Rand for the years ended December 31, 2013 and 2012.

(1) The Company has not restated 2015, 2014, 2013, or 2012 for the impact of the adoption of ASU 2016-09 in the fourth quarter of 2016. The Company has not restated 2014, 2013, and 2012 for the impact of the adoption of ASU 2015-17 as of December 31, 2015. The Company has not restated 2014, 2013, and 2012 for the impact of the adoption of ASU 2015-03 as of December 31, 2015. The impact of excluding the above standards in prior period presentation is not material.

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

Based on third party sources, we estimate that the size of the global markets we serve was approximately $30 billion in revenue in 2016 with compound annual growth of about 2 to 4% per year over the past four years. We believe that the security products industry will benefit from several global macroeconomic and long-term demographic trends, which include heightened awareness of security requirements, increased global urbanization and the shift to a digital, interconnected environment.

We believe improving institutional and growth in commercial industrial markets and continued recovery in residential markets in the United States and slight growth in Europe will offset unfavorable foreign currency exchange rates overseas. Additionally, we expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities. Our acquisitions of Simons Voss Technologies GmbH and Milre Systek Co, Ltd. in late 2015 were made to capitalize on this trend.

The economic conditions discussed above and a number of other challenges and uncertainties that could affect our business are described under "Risk Factors."

2016 and 2015 Significant Events

Acquisitions and Divestitures

In 2016, we completed one business acquisition. In 2015, we completed six acquisitions of, or investments in, businesses and two divestitures:

Acquisitions / Investments		Divestitures
Business	Month	Business	Month
iDevices	February 2015	Venezuela	August 2015
Zero	April 2015	Systems integration	November 2015
Brio	May 2015
Milre	July 2015
SimonsVoss	September 2015
AXA	September 2015
Trelock	June 2016

The incremental impact of the acquisitions and divestitures for the twelve months ended December 31, 2016 was a net increase in revenues of approximately $63.6 million and a net increase in operating income of approximately $7.3 million compared to the same period in the prior year. The incremental impact of the acquisitions and divestitures for the twelve months ended December 31, 2015 was a net decrease in revenues of approximately $20.7 million and a net decrease in operating income of approximately $12.1 million compared to the same period in the prior year.

Total consideration paid for the 2015 acquisitions was $511.3 million (net of cash acquired), paid through cash on hand and borrowings under our Senior Secured Revolving Credit Facility ("Revolver").

For the year ended December 31, 2015, we incurred $17.9 million of costs related to these acquisitions.

2016 Dividends

We paid quarterly dividends of $0.12 per ordinary share to shareholders on March 31, 2016, June 30, 2016, September 30, 2016, and December 30, 2016. We paid a total of $46.0 million in cash for dividends to ordinary shareholders during the year ended December 31, 2016.

Restructuring charges

In the second quarter of 2015, management committed to a restructuring plan in Italy to improve our competitive position, ensure long-term viability and enhance customer experience. In conjunction with this plan, we incurred severance and other restructuring charges of $0.9 million and other charges of $0.5 million for the year ended December 31, 2016.

As part of other restructuring plans, the Company incurred $2.2 million of restructuring charges related to workforce reductions and actions related to manufacturing foot print optimization primarily in the Americas segment.

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

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Net revenues	$2,238.0		$2,068.1		$2,118.3
Cost of goods sold	1,252.7	56.0%	1,199.0	58.0%	1,264.6	59.7%
Selling and administrative expenses	559.8	25.0%	510.5	24.7%	527.4	24.9%
Operating income	425.5	19.0%	358.6	17.3%	326.3	15.4%
Interest expense	64.3		52.9		53.8
Loss on divestitures	84.4		104.2		—
Other expense (income), net	(18.2)		(7.8)		4.6
Earnings before income taxes	295.0		209.3		267.9
Provision for income taxes	63.8		54.6		84.2
Earnings from continuing operations	231.2		154.7		183.7
Discontinued operations, net of tax	—		(0.4)		(11.1)
Net earnings	231.2		154.3		172.6
Less: Net earnings (loss) attributable to noncontrolling interests	2.1		0.4		(2.6)
Net earnings attributable to Allegion plc	$229.1		$153.9		$175.2
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$2.36		$1.59		$1.92
Discontinued operations	—		—		(0.12)
Net earnings	$2.36		$1.59		$1.80

Net Revenues
Net revenues for the year ended December 31, 2016 increased by 8.2% or $169.9 million compared to the same period in 2015 due to the following:

Pricing	1.0%
Volume	4.8%
Acquisitions / divestitures	3.0%
Currency exchange rates	(0.6)%
Total	8.2%

The increase in net revenues was primarily driven by higher volumes and improved pricing in all segments and incremental revenue from the acquisitions discussed above offset by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA, primarily the British pound.

Net revenues for the year ended December 31, 2015 decreased by 2.4% (or $50.2 million) compared to the same period in 2014 due to the following:

Pricing	0.6%
Volume	4.8%
Acquisitions / divestitures	(1.0)%
Currency exchange rates	(6.8)%
Total	(2.4)%

The decrease in net revenues was primarily driven by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in Canada, EMEIA and Asia-Pacific, the devaluation of the Venezuelan bolivar and the divestitures of our Venezuelan operations and our systems integration business in China. These decreases were partially offset by higher volumes and improved pricing in our Americas and EMEIA segments and revenue from the acquisitions discussed above.

Cost of Goods Sold
For the year ended December 31, 2016, cost of goods sold as a percentage of revenue decreased to 56.0% from 58.0% due to the following:

Pricing and productivity in excess of inflation	(1.3)%
Acquisitions / divestitures	(0.5)%
Investment spending	0.2%
Currency exchange rates	(0.3)%
Non-cash inventory impairment	(0.2)%
Environmental remediation charge	0.7%
Restructuring / acquisition costs	(0.6)%
Total	(2.0)%
Costs of goods sold as a percentage of revenue for the year ended December 31, 2016 decreased primarily due to productivity benefits in excess of inflation, the impact of the acquisitions discussed above, favorable foreign currency exchange rate movements and decreased restructuring costs primarily in our EMEIA segment. These decreases were offset by increased investment spending and a charge for a change in approach for environmental remediation related to two sites in the Americas.
For the year ended December 31, 2015, cost of goods sold as a percentage of revenue decreased to 58.0% from 59.7% due to the following:

Pricing and productivity in excess of inflation	(1.1)%
Acquisitions / divestitures	(0.6)%
Investment spending	0.3%
Currency exchange rates	0.2%
Non-cash inventory impairment	(1.4)%
Restructuring / spin costs / acquisition costs	0.9%
Total	(1.7)%
Costs of goods sold as a percentage of revenue for the year ended December 31, 2015 decreased primarily due to a $4.2 million non-cash inventory impairment charge related to the devaluation of the Venezuelan bolivar in 2015 compared to a $33.3 million charge in 2014, productivity benefits in excess of inflation and the divestitures of our Venezuelan operations and our systems integration business in China. These decreases were offset by increased restructuring costs primarily in our EMEIA segment, increased investment spending, the impact of the acquisitions discussed above and unfavorable foreign currency exchange rate movements.

Selling and Administrative Expenses

For the year ended December 31, 2016, selling and administrative expenses as a percentage of revenue increased to 25.0% from 24.7% due to the following:

Other inflation in excess of productivity	0.8%
Volume leverage	(1.2)%
Acquisitions / divestitures	0.7%
Investment spending	0.4%
Restructuring / acquisition costs	(0.4)%
Total	0.3%

Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2016 increased primarily due to acquisitions, increased investment spending and inflation in excess of productivity. These increases were offset by favorable leverage due to increased volume and lower restructuring and acquisition costs.

For the year ended December 31, 2015, selling and administrative expenses as a percentage of revenue decreased to 24.7% from 24.9% due to the following:

Other inflation in excess of productivity	0.1%
Volume leverage	(1.2)%
Acquisitions / divestitures	1.0%
Investment spending	0.7%
Currency exchange rates	0.2%
Restructuring / spin costs / acquisition costs	(1.0)%
Total	(0.2)%

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

Operating Income/Margin
Operating income for the year ended December 31, 2016 increased $66.9 million from the same period in 2015 and operating margin increased to 19.0% from 17.3% for the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$358.6	17.3%
Pricing and productivity in excess of inflation	13.6	0.5%
Volume/product mix	44.0	1.2%
Non-cash inventory impairment	4.2	0.2%
Currency exchange rates	4.6	0.3%
Investment spending and other items	(12.3)	(0.6)%
Acquisitions / divestitures	7.3	(0.2)%
Environmental remediation charge	(15.0)	(0.7)%
Restructuring / acquisition costs	20.5	1.0%
December 31, 2016	$425.5	19.0%

Operating income increased primarily due to favorable volume/product mix in all of our segments, pricing improvements and productivity in excess of inflation, lower restructuring and acquisition costs, the impact of acquisitions and divestitures, inventory impairment charges in Venezuela in the prior year that did not occur in the current year and favorable foreign currency exchange rate movements. These increases were partially offset by investment spending and a charge for a change in approach for environmental remediation related to two sites in the Americas.

Operating margin increased primarily due to favorable volume/product mix in all of our segments, pricing improvements and productivity in excess of inflation, lower restructuring and acquisition costs, inventory impairment charges in Venezuela in the prior year and favorable foreign currency exchange rate movements. These increases were partially offset by investment spending, the impact of acquisitions and divestitures, and a charge for a change in approach for environmental remediation related to two sites in the Americas.

Operating income for the year ended December 31, 2015 increased $32.3 million and operating margin increased to 17.3% from 15.4% for the same period in 2014 due to the following:

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

Operating income and operating margin increased primarily due to favorable volume/product mix primarily in our Americas segment, lower inventory impairment charges in Venezuela in 2015, pricing improvements and productivity in excess of inflation, the impact of acquisitions in 2015 and Spin-off related costs in 2014 that did not recur in 2015. These increases were partially offset by unfavorable foreign currency exchange rate movements, the divestitures of our Venezuelan operations and our systems integration business in China, increased investment spending primarily for new product development and channel development, higher restructuring costs compared to 2014 and costs incurred related to acquisitions in 2015.

Interest Expense

Interest expense for the year ended December 31, 2016 increased $11.4 million compared to the same period in 2015. Interest expense increased primarily due to increased debt balances from the issuance of the 2023 Senior Notes in September 2015.

Interest expense for the year ended December 31, 2015 decreased $0.9 million compared with the same period of 2014. Interest expense in 2014 included a non-cash charge of approximately $4.5 million for the write-off of unamortized Term Loan B Facility debt issuance costs. Excluding this charge, interest expense increased primarily due to issuing the 2023 Senior Notes, partially offset by the impact of refinancing the Senior Secured Credit Facilities in the fourth quarter of 2014 and third quarter of 2015.

Loss on Divestitures

During the year ended December 31, 2016 we recorded an after tax charge of $84.4 million primarily due to the write-down of the carrying value of consideration receivable related to the 2015 divestiture of our systems integration business in China.

During the year ended December 31, 2015 we entered into an agreement to sell a majority stake in our systems integration business and recorded a pre-tax charge of $78.1 million ($82.4 million after tax charges) to write the carrying value of the assets and liabilities down to their estimated fair value less costs to complete the transaction. Also during the year ended December 31, 2015 we sold our majority ownership in our Venezuelan operation to Venezuelan investors. As a result of the sale we recorded a non-cash charge of $26.1 million, which primarily represents cumulative currency translation adjustments.

Other (income) expense, net

The components of Other expense, net, for the year ended December 31 were as follows:

In millions	2016	2015	2014
Interest income	$(1.9)	$(1.5)	$(1.1)
Exchange loss	2.0	4.9	7.6
Loss (earnings) from equity investments	(3.6)	0.3	(0.5)
Other	(14.7)	(11.5)	(1.4)
Other (income) expense, net	$(18.2)	$(7.8)	$4.6

For the year ended December 31, 2016, Other (income) expense, net increased by $10.4 million compared to the same period in 2015. During the year ended December 31, 2016 we recorded gains from the sale of marketable securities of $12.4 million, which is included within Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in 2016.

For the year ended December 31, 2015, Other (income) expense, net decreased by $12.4 million compared with the same period in 2014. During the year ended December 31, 2015 we recorded gains from the sale of marketable securities of $11.0 million, which is included within Other in the table above. These gains were partially offset by a $2.8 million loss related to the write down of our Venezuelan bolivar-denominated net monetary assets to reflect the SIMADI rate recorded in the first quarter of 2015. This loss is within Exchange loss in the table above. The remaining decrease in Other (income) expense, net was primarily due to unfavorable currency impacts. These losses are within Exchange loss in the table above.

Provision for Income Taxes

For the year ended December 31, 2016, our effective tax rate decreased to 21.6% from 26.1% for the year ended December 31, 2015. The effective income tax rate for the year ended December 31, 2016 was negatively impacted by $84.4 million (before and after tax) of charges related to the divestiture of our systems integration business in China during 2015. The effective income tax rate for the year ended December 31, 2015 was negatively impacted by $111.3 million ($115.0 after tax) of charges related to the divestiture of our systems integration business in China, the divestiture of our business in Venezuela and the devaluation of the Venezuelan bolivar. Excluding these charges, the effective tax rate for the year ended December 31, 2016 increased primarily due to increases in uncertain tax positions in 2016 that were partially offset by favorable changes in the mix of income earned in lower rate jurisdictions and the continued execution of our tax strategies.

For the year ended December 31, 2015, our effective tax rate was 26.1% compared to 31.4% for the year ended December 31, 2014. The effective income tax rate for the year ended December 31, 2015 was negatively impacted by $111.3 million ($115.0 million after-tax) of charges related to the divestiture of our systems integration business in China, the divestiture of our business in Venezuela and the devaluation of the Venezuelan bolivar. Excluding these charges, the effective tax rate for the year ended December 31, 2015 decreased primarily due to favorable changes in the mix of income earned in lower rate jurisdictions, the favorable resolution of uncertain tax positions in 2015 and the continued execution of our tax strategies.

Discontinued Operations

Discontinued operations recognized a loss of $0.4 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively. These losses were mainly related to the sale of the United Kingdom (UK) Door Business in the third quarter of 2014 in addition to non-cancelable lease expense and other miscellaneous expenses from previously sold businesses.

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

Segment Results of Operations - For the years ended December 31

in millions	2016	2015	% Change	2015	2014	% Change
Net revenues
Americas	$1,645.7	$1,558.4	5.6%	$1,558.4	$1,560.0	(0.1)%
EMEIA	485.9	386.3	25.8%	386.3	393.4	(1.8)%
Asia Pacific	106.4	123.4	(13.8)%	123.4	164.9	(25.2)%
Total	$2,238.0	$2,068.1		$2,068.1	$2,118.3

Segment operating income (loss)
Americas	$448.1	$418.0	7.2%	$418.0	$387.3	7.9%
EMEIA	35.9	8.6	317.4%	8.6	4.9	75.5%
Asia Pacific	6.1	(3.4)	279.4%	(3.4)	2.3	(247.8)%
Total	$490.1	$423.2		$423.2	$394.5

Segment operating margin
Americas	27.2%	26.8%		26.8%	24.8%
EMEIA	7.4%	2.2%		2.2%	1.2%
Asia Pacific	5.7%	(2.8)%		(2.8)%	1.4%

Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.
2016 vs 2015

Net revenues
Net revenues for the year ended December 31, 2016 increased by 5.6% or $87.3 million compared to the same period in 2015 due to the following:

Pricing	0.9%
Volume	5.6%
Acquisitions / divestitures	(0.6)%
Currency exchange rates	(0.3)%
Total	5.6%
The increase in revenues was primarily due to higher volumes and improved pricing. Net revenues from non-residential products for the year ended December 31, 2016 increased mid to high single digits compared to the same period in the prior year due to market growth, product launches and channel initiatives. Net revenues from residential products for the year ended December 31, 2016 increased low single digits compared to the same period in the prior year primarily due to domestic market growth. These increases were partially offset by unfavorable foreign currency exchange movements and prior year divestiture of our Venezuelan operation.

Operating income/margin
Segment operating income for the year ended December 31, 2016 increased $30.1 million and segment operating margin increased to 27.2% from 26.8% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$418.0	26.8%
Pricing and productivity in excess of inflation	9.9	0.4%
Volume/product mix	40.2	1.0%
Non-cash inventory impairment	4.2	0.3%
Currency exchange rates	6.5	0.5%
Investment spending	(6.4)	(0.4)%
Acquisitions / divestitures	(7.4)	(0.3)%
Environmental remediation charge	(15.0)	(1.0)%
Restructuring / acquisition costs	(1.9)	(0.1)%
December 31, 2016	$448.1	27.2%

The increase was primarily due to favorable volume/product mix, inventory impairment charges year-over-year in Venezuela, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by the divestiture of our Venezuelan operations, increased investment spending primarily for new product development and channel development, restructuring and acquisition costs and a charge for a change in approach for environmental remediation at two sites in the U.S.

2015 vs 2014

Net revenues
Net revenues for the year ended December 31, 2015 decreased by (0.1)% (or $(1.6) million) compared to the same period in 2014 due to the following:

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

Operating income/margin
Segment operating income for the year ended December 31, 2015 increased $30.7 million and segment operating margin increased to 26.8% from 24.8% compared to the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$387.3	24.8%
Pricing and productivity in excess of inflation	9.1	0.4%
Volume/product mix	40.8	0.9%
Non-cash inventory impairment	29.1	1.9%
Currency exchange rates	(21.4)	(0.1)%
Investment spending	(13.0)	(0.8)%
Acquisitions / divestitures	(13.8)	(0.3)%
Restructuring / spin costs / acquisition costs	(0.1)	—%
December 31, 2015	$418.0	26.8%

The increase was primarily due to favorable volume/product mix, decreased inventory impairment charges in Venezuela in 2015 and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, the divestiture of our Venezuelan operations and increased investment spending primarily for new product development and channel development.

EMEIA
Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, CISA, Interflex and SimonsVoss. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.

Effective September 1, 2014 we sold our United Kingdom (UK) Door businesses to an unrelated third party. Historical results of the component have been reclassified to discontinued operations for all periods presented.
2016 vs 2015

Net revenues
Net revenues for the year ended December 31, 2016 increased by 25.8% or $99.6 million compared to the same period in 2015 due to the following:

Pricing	1.2%
Volume	1.0%
Acquisitions	25.4%
Currency exchange rates	(1.8)%
Total	25.8%

The increase in revenues was primarily due to the full-year impact of acquisitions made in 2015, slightly higher volumes and improved pricing offset by unfavorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the year ended December 31, 2016 increased $27.3 million and operating margin increased to 7.4% from 2.2% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$8.6	2.2%
Pricing and productivity in excess of inflation	9.4	1.6%
Volume/product mix	0.2	—%
Currency exchange rates	(1.9)	(0.5)%
Investment spending	(2.2)	(0.6)%
Acquisitions	9.0	1.4%
Restructuring / acquisition costs	12.8	3.3%
December 31, 2016	$35.9	7.4%
The increase was primarily due to pricing improvements and productivity in excess of inflation, the impact of 2015 acquisitions, slight improvement in volume/product mix and year-over-year change in restructuring and acquisition costs. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.

2015 vs 2014

Net revenue
Net revenues for the year ended December 31, 2015 decreased by 1.8% (or $7.1 million) compared to the same period in 2014 due to following:

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

Operating income/margin
Segment operating income for the year ended December 31, 2015 increased $3.7 million and operating margin increased to 2.2% from 1.2% compared to the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$4.9	1.2%
Pricing and productivity in excess of inflation	16.3	4.5%
Volume/product mix	(0.7)	(0.2)%
Currency exchange rates	(6.2)	(1.6)%
Investment spending and other items	(2.2)	(0.5)%
Acquisitions / divestitures	7.1	1.5%
Restructuring / spin costs / acquisition costs	(10.6)	(2.7)%
December 31, 2015	$8.6	2.2%
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

Asia Pacific
Our Asia Pacific segment provides security products and solutions in approximately 14 countries throughout the Asia Pacific region. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, electronic product and access control systems. This segment’s primary brands are Milre, Schlage, CISA, Von Duprin and LCN. We divested our systems integration business in China in the fourth quarter of 2015.

2016 vs 2015

Net revenues
Net revenues for the year ended December 31, 2016 decreased by 13.8% (or $17.0 million) compared to the same period in 2015, due to the following:

Pricing	0.4%
Volume	7.1%
Acquisitions / divestitures	(19.7)%
Currency exchange rates	(1.6)%
Total	(13.8)%

The decrease in revenues was primarily due to the divestiture of our systems integration business in China in 2015 and unfavorable foreign currency exchange rate movements. These decreases were partially offset by higher volumes, acquisition revenue and slightly improved pricing in our remaining business.

Operating income/margin
Segment operating income for the year ended December 31, 2016 increased $9.5 million and segment operating margin increased to 5.7% from (2.8)% compared with the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$(3.4)	(2.8)%
Inflation in excess of pricing and productivity	(0.4)	(0.1)%
Volume/product mix	3.5	2.8%
Investment spending	(1.1)	(0.9)%
Acquisitions / divestitures	5.6	5.1%
Restructuring / acquisition costs	1.9	1.6%
December 31, 2016	$6.1	5.7%
The increase was primarily related to improved volume/product mix, the divestiture of our systems integration business in China in 2015, acquisitions discussed above and the year-over-year change in restructuring and acquisition costs. These increases were partially offset by increased investment spending and inflation in excess of pricing and productivity.

2015 vs 2014

Net revenues
Net revenues for the year ended December 31, 2015 decreased by 25.2%, ($41.5 million) compared with the same period of 2014, which primarily resulted from the following:

Pricing	0.2%
Volume	(1.5)%
Acquisitions / divestitures	(19.6)%
Currency exchange rates	(4.3)%
Total	(25.2)%

The decrease in revenues was primarily due to the divestiture of our system integration business in China, unfavorable foreign currency exchange rate movements, and lower volume partially offset by improved pricing and revenue from acquisitions. The systems integration business in China historically generated the majority of its revenue in the fourth quarter and, as a result of the sale in November 2015, revenue was lower by approximately $51.3 million compared to 2014. This decrease is reflected in the Acquisitions / divestitures line above. The systems integration business in China also experienced a decline in revenue prior to the sale compared to the prior year, which is reflected in the Volume line above. The decline in volume due to our systems integration business in China was partially offset by increased volume in our remaining business.

Operating income/margin
Segment operating income for the year ended December 31, 2015 decreased $5.7 million and segment operating margin decreased to (2.8)% from 1.4% compared with the same period in 2014 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2014	$2.3	1.4%
Pricing and productivity in excess of inflation	2.4	1.2%
Adjustment to allowance for doubtful accounts	1.2	0.7%
Currency exchange rates	(2.2)	(1.3)%
Investment spending and other items	(0.2)	(0.1)%
Acquisitions / divestitures	(5.5)	(3.8)%
Restructuring / spin costs / acquisition costs	(1.4)	(0.9)%
December 31, 2015	$(3.4)	(2.8)%
The decrease was primarily related to the divestiture of our systems integration business in China, unfavorable foreign currency exchange rate movements and the year-over-year change in restructuring charges, acquisition expenses and separation costs incurred in connection with the Spin-off . These decreases were partially offset by the impact of the acquisitions discussed above, pricing improvements and productivity in excess of inflation. Additionally, operating income in 2014 included a $2.5 million charge to increase the allowance for doubtful accounts compared to a $1.3 million charge in 2015.

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

In millions	2016	2015	2014
Cash provided by continuing operating activities	$377.5	$257.4	$259.0
Cash used in investing activities	(64.0)	(533.8)	(34.8)
Cash provided by (used in) financing activities	$(196.0)	$195.0	$(150.0)

Operating activities

Net cash provided by continuing operating activities for the year ended December 31, 2016 increased $120.1 million compared to the same period in 2015. Operating cash flows for 2016 reflect higher earnings from continuing operations compared to the same period in the prior year.

Net cash provided by continuing operating activities for the year ended December 31, 2015 decreased $1.6 million compared to the same period in 2014. Operating cash flows for 2015 reflect lower earnings from continuing operations compared to the same period in 2014 as well as increased use of working capital.

Investing activities

Net cash used in investing activities for the year ended December 31, 2016 decreased $469.8 million compared to the same period in the prior year. During the year ended December 31, 2016, cash used for the acquisitions described above decreased $479.9 million compared to the same period in 2015. This was offset by an increase in capital expenditures of $7.3 million compared to the same period in 2015.

Net cash used in investing activities for the year ended December 31, 2015 increased $499.0 million compared to the same period in the prior year. During the year ended December 31, 2015, we paid $511.3 million of cash for the acquisitions described above. This was offset by a decrease in capital expenditures and cash received from the sale of marketable securities.

Financing activities

Net cash used in financing activities for the year ended December 31, 2016 increased $391.0 million compared to the same period in the prior year. Net repayments of debt totaled $64.4 million for the year ended December 31, 2016 primarily associated with required amortization payments of our Term Loan A Facility and repayments of other borrowings. Proceeds from long-term debt were $300.0 million for the year ended December 31, 2015. Cash used in other financing activities increased $48.3 million for the year ended December 31, 2016 compared to the same period in the prior year primarily due to higher dividend payments and increased repurchases of our ordinary shares partially offset by lower debt issuance costs, lower proceeds from shares issued under incentive plans and a reduction in dividends paid to noncontrolling interests.

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

Capitalization

Borrowings at December 31 consisted of the following:

In millions	2016	2015
Term Loan A Facility	$879.8	$926.7
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	2.3	18.7
Unamortized debt issuance costs, net	(18.3)	(22.3)
Total debt	1,463.8	1,523.1
Less current portion of long term debt	48.2	65.6
Total long-term debt	$1,415.6	$1,457.5

The Term Loan A Facility amortizes in quarterly installments, at the following rates per year: 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $46.9 million of principal on the Term Loan A Facility for the year ended December 31, 2016. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.
We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. During August 2015, we borrowed $400.0 million under the Revolver and repaid the borrowed amount in full as of the year ended December 31, 2015. At December 31, 2016 and 2015, we did not have any borrowings outstanding under the Revolver. We had $21.7 million and $26.6 million of letters of credit outstanding at December 31, 2016 and 2015, respectively, which reduce availability under the Revolver.

We are required to comply with certain covenants under our Senior Secured Credit Facility. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of December 31, 2016, we were in compliance with these covenants. The indentures to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions. For further details on these covenants, see Note 10 to the Consolidated Financial Statements.

The majority of our earnings are considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.  At December 31, 2016, we had cash and cash equivalents of $312.4 million. Approximately 48% of our cash and cash equivalents were located outside the U.S.

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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. At December 31, 2016, the funded status of our qualified pension plan for U.S. employees increased to 73.6% from 70.9% at December 31, 2015 primarily due to contributions made to the plan in the current year. In January 2017, subsequent to the Consolidated Balance Sheet date, we made a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan using cash on hand increasing the funded status to 91.7% . The funded status for our non-U.S. pension plans increased to 92.9% at December 31, 2016 from 91.6% at December 31, 2015. Funded status for all of our pension plans at December 31, 2016 increased to 83.3% from 81.7% at December 31, 2015. After the discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan in January 2017, the funded status for all of our pension plans increased to approximately 90%. For further details on pension plan activity, see Note 12 to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt (including current maturities)	$48.2	$140.8	$992.1	$301.0	$1,482.1
Interest payments on long-term debt	56.9	109.9	78.4	30.8	276.0
Purchase obligations	106.8	—	—	—	106.8
Operating leases	19.8	22.1	8.7	2.2	52.8
Total contractual cash obligations	$231.7	$272.8	$1,079.2	$334.0	$1,917.7
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions

At December 31, 2016, we had net pension liabilities of $111.6 million, which consist of pension plan assets of $555.8 million and pension plan obligations of $667.4 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. In January 2017, subsequent to the Consolidated Balance Sheet date, we made a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan using cash on hand. After the discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan in January 2017, the funded status for all of our pension plans increased to approximately 90% from 83.3% at December 31, 2016. We currently project that an additional approximately $9.4 million will be contributed to our plans worldwide in 2017. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions

At December 31, 2016, we had postretirement benefit obligations of $9.7 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $0.9 million in 2017. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information.
Income Taxes

At December 31, 2016, we have total unrecognized tax benefits for uncertain tax positions of $32.0 million and $5.4 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
Contingent Liabilities

We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 21 to the Consolidated Financial Statements for additional information.

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
The estimated fair values for each of our reporting units exceeded their carrying values by more than 20% for the 2016 goodwill impairment test. Additionally, a 1% increase in the discount rate used or a 1% decrease in the terminal growth rate would not result in any reporting unit failing step 1.
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
Other Indefinite-lived intangible assets - We performed our annual indefinite-lived intangible impairment testing in 2016 and determined our indefinite-lived intangible assets were not impaired.
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

We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for our best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2016 and 2015, we had a customer claim accrual (contra receivable) of $29.0 million and $24.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2016 and 2015, we had a sales incentive accrual of $29.6 million and $26.6 million, respectively. Each of these accruals represents our best estimate we expect to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on our consolidated financial statements.

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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2016 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.8 million and the decline in the estimated return on assets would increase expense by approximately $0.6 million. A 1.0% increase in the healthcare cost trend rate would have no impact on expense as we have capped the annual maximum amount we will pay for retiree healthcare costs, therefore any additional costs would be assumed by the retiree.

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

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2016, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $12.1 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2016.

Interest Rate Exposure

Outstanding borrowings under our Senior Secured Credit Facilities accrue interest at variable rates and expose us to interest rate risks. A 100 basis point increase in LIBOR would have resulted in incremental 2016 interest expense of approximately $6.2 million.

The Company has forward starting interest rate swaps to fix interest rate paid during the contract period for $525.0 million of the Company's variable rate Term Loan Facility. Swaps with notional amounts totaling $275.0 million expire in September 2017 and swaps with notional amounts totaling $250.0 million expire in December 2020. If the base interest rate in our credit facilities increases in the future then the floating-rate debt could have a material effect on our interest expense.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 17, 2017, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014
Consolidated balance sheets at December 31, 2016 and 2015
For the years ended December 31, 2016, 2015 and 2014:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$502.3	$584.9	$581.1	$569.7
Cost of goods sold	286.0	317.5	317.6	331.6
Operating income	82.5	124.3	121.5	97.2
Net earnings	58.8	95.4	2.0	75.0
Net earnings attributable to Allegion plc	57.7	95.0	1.6	74.8
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.60	$0.99	$0.02	$0.78
Diluted	$0.60	$0.98	$0.02	$0.77

In millions, except per share amounts	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$458.7	$519.5	$544.5	$545.4
Cost of goods sold	271.6	297.7	304.5	325.2
Operating income	71.0	95.7	110.4	81.5
Net earnings (loss)	43.7	65.0	(26.4)	72.0
Net earnings (loss) attributable to Allegion plc	45.4	63.9	(27.3)	71.9
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic	$0.47	$0.67	$(0.28)	$0.75
Diluted	$0.47	$0.66	$(0.28)	$0.74

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption "Executive Officers of Registrant."
The other information required by this item is incorporated herein by reference to the information contained under the headings "Item 1. Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in Proxy Statement.

Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings "Compensation Discussion and Analysis", "Executive Compensation" and "Compensation Committee Report" in our Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of our Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings "Corporate Governance" and "Certain Relationships and Related Person Transactions" of our Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption "Fees of the Independent Auditors" in our Proxy Statement.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

1.1	Underwriting Agreement, dated as of September 11, 2015, among Allegion plc, the guarantors party thereto and J.P. Morgan Securities LLC.	Incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on September 16, 2015 (File No. 001-35971).
2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

4.1	Amended and Restated Memorandum and Articles of Association of Allegion plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.2	Certificate of Incorporation of Allegion plc	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

4.1	Indenture, dated as of October 4, 2013, among Allegion plc, Allegion US Holding Company Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

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
Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed with the SEC on December 3, 2013 (File No. 001-35971).

10.4	2013 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.5	Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).
10.6	Supplemental Employee Savings Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Elected Officer Supplemental Program	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.8	Key Management Supplemental Program	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Supplemental Pension Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	David D. Petratis Offer Letter, dated June 19, 2013	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	Patrick S. Shannon Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Timothy P. Eckersley Offer Letter, dated October 3, 2013	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Lucia V. Moretti, Offer Letter, dated February 19, 2014	Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed with the SEC on February 26, 2016 (File No. 001-35971).

10.15	Jeffrey N. Braun Offer Letter, dated June 13, 2014	Filed herewith

10.16	Form of Allegion plc Deed Poll Indemnity	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan	Incorporated by reference to Exhibit 10.33 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan	Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21
Second Amendment and Restated Agreement by and among Allegion plc, as the Borrower, Allegion US Holding Company, Inc., as the Co-Borrower, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 30, 2015
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 30, 2015 (File No. 001-35971).

10.22	Form of Restricted Stock Unit Award Agreement	Filed herewith

10.23	Form of Stock Option Award Agreement	Filed herewith

10.24	Form of Performance Share Unit Award Agreement	Filed herewith

10.25	Form of Special Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).
10.27	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

12.1	Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of subsidiaries of Allegion plc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statements of Equity and (v) Notes to Consolidated Financial Statements.
Filed herewith

Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 17, 2017

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2017
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2017
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President and Controller (Principal Accounting Officer)	February 17, 2017
(Douglas P. Ranck)

/s/ Michael J. Chesser	Director	February 17, 2017
(Michael J. Chesser)

/s/ Carla Cico	Director	February 17, 2017
(Carla Cico)

/s/ Kirk S. Hachigian	Director	February 17, 2017
(Kirk S. Hachigian)

/s/ Dean Schaffer	Director	February 17, 2017
(Dean Schaffer)

/s/ Martin E. Welch III	Director	February 17, 2017
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Allegion plc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Allegion plc and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 17, 2017

Allegion plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2016	2015	2014
Net revenues	$2,238.0	$2,068.1	$2,118.3
Cost of goods sold	1,252.7	1,199.0	1,264.6
Selling and administrative expenses	559.8	510.5	527.4
Operating income	425.5	358.6	326.3
Interest expense	64.3	52.9	53.8
Loss on divestitures	84.4	104.2	—
Other (income) expense, net	(18.2)	(7.8)	4.6
Earnings before income taxes	295.0	209.3	267.9
Provision for income taxes	63.8	54.6	84.2
Earnings from continuing operations	231.2	154.7	183.7
Discontinued operations, net of tax	—	(0.4)	(11.1)
Net earnings	231.2	154.3	172.6
Less: Net earnings (loss) attributable to noncontrolling interests	2.1	0.4	(2.6)
Net earnings attributable to Allegion plc	$229.1	$153.9	$175.2
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$229.1	$154.3	$186.3
Discontinued operations	—	(0.4)	(11.1)
Net earnings	$229.1	$153.9	$175.2
Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$2.39	$1.61	$1.94
Discontinued operations	—	(0.01)	(0.12)
Net earnings	$2.39	$1.60	$1.82
Diluted:
Continuing operations	$2.36	$1.59	$1.92
Discontinued operations	—	—	(0.12)
Net earnings	$2.36	$1.59	$1.80

Dividends declared per ordinary share	$0.48	$0.40	$0.32

Allegion plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2016	2015	2014
Net earnings	$231.2	$154.3	$172.6
Other comprehensive income, net of tax
Currency translation	(40.7)	(60.5)	(66.4)
Cash flow hedges and marketable securities:
Unrealized net gains arising during period	9.7	15.8	2.0
Net gains reclassified into earnings	(19.0)	(17.5)	(2.5)
Tax expense	(1.3)	—	(0.5)
Total cash flow hedges and marketable securities, net of tax	(10.6)	(1.7)	(1.0)
Pension and OPEB adjustments:
Prior service gains (costs) for the period	—	(0.1)	0.3
Net actuarial gains (losses) for the period	3.1	(37.6)	(9.9)
Amortization reclassified into earnings	6.0	5.4	4.3
Settlements/curtailments reclassified to earnings	0.3	1.1	—
Currency translation and other	14.4	5.0	4.8
Tax benefit (expense)	(5.0)	3.0	15.7
Total pension and OPEB adjustments, net of tax	18.8	(23.2)	15.2
Other comprehensive loss, net of tax	(32.5)	(85.4)	(52.2)
Total comprehensive income, net of tax	198.7	68.9	120.4
Less: Total comprehensive income (loss) attributable to noncontrolling interests	1.7	(0.9)	(3.3)
Total comprehensive income attributable to Allegion plc	$197.0	$69.8	$123.7

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$312.4	$199.7
Accounts and notes receivable, net	260.0	303.4
Inventories	220.6	204.1
Current tax receivable	11.9	10.5
Other current assets	22.2	17.4
Assets held for sale	2.2	—
Total current assets	829.3	735.1
Property, plant and equipment, net	226.6	224.8
Goodwill	716.8	714.1
Intangible assets, net	357.4	372.4
Deferred and noncurrent income taxes	72.3	91.9
Other noncurrent assets	45.0	124.7
Total assets	$2,247.4	$2,263.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179.9	$175.1
Accrued compensation and benefits	81.0	72.4
Accrued expenses and other current liabilities	117.8	124.9
Current tax payable	2.7	9.1
Short-term borrowings and current maturities of long-term debt	48.2	65.6
Total current liabilities	429.6	447.1
Long-term debt	1,415.6	1,457.5
Postemployment and other benefit liabilities	134.5	145.4
Deferred and noncurrent income taxes	118.7	120.0
Other noncurrent liabilities	32.6	63.3
Total liabilities	2,131.0	2,233.3
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (95,273,927 and 95,991,259 shares issued and outstanding at December 31, 2016 and 2015, respectively)	1.0	1.0
Capital in excess of par value	—	24.4
Retained earnings	376.6	232.4
Accumulated other comprehensive loss	(264.3)	(232.2)
Total Allegion plc shareholders’ equity	113.3	25.6
Noncontrolling interest	3.1	4.1
Total equity	116.4	29.7
Total liabilities and equity	$2,247.4	$2,263.0
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity (deficit)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interest
		Amount	Shares
Balance at December 31, 2013	$(35.0)	$1.0	96.0	$28.5	$1.1	$(96.7)	$31.1
Net earnings	172.6	—	—	—	175.2	—	(2.6)
Other comprehensive loss	(52.2)	—	—	—	—	(51.5)	(0.7)
Shares issued under incentive stock plans	18.5	—	—	18.5	—	—	—
Repurchase of ordinary shares	(50.3)	—	(1.0)	(48.8)	(1.5)	—	—
Share-based compensation	13.1	—	0.8	13.1	—	—	—
Dividends declared to noncontrolling interest	(4.5)	—	—	—	—	—	(4.5)
Cash dividends declared ($0.32 per share)	(30.7)	—	—	—	(30.7)	—	—
Other	(13.0)	—	—	(11.3)	(1.7)	—	—
Balance at December 31, 2014	18.5	1.0	95.8	—	142.4	(148.2)	23.3
Net earnings	154.3	—	—	—	153.9	—	0.4
Other comprehensive loss	(85.4)	—	—	—	(0.1)	(84.0)	(1.3)
Shares issued under incentive stock plans	14.3	—	—	14.3	—	—	—
Repurchase of ordinary shares	(30.0)	—	(0.5)	(4.5)	(25.5)	—	—
Share-based compensation	14.6	—	0.7	14.6	—	—	—
Acquisition/divestiture of noncontrolling interest	1.7	—	—	—	—	—	1.7
Dividends declared to noncontrolling interest	(20.0)	—	—	—	—	—	(20.0)
Cash dividends declared ($0.40 per share)	(38.3)	—	—	—	(38.3)	—	—
Balance at December 31, 2015	29.7	1.0	96.0	24.4	232.4	(232.2)	4.1
Net earnings	231.2	—	—	—	229.1	—	2.1
Other comprehensive loss	(32.5)	—	—	—	—	(32.1)	(0.4)
Shares issued under incentive stock plans	5.8	—	—	5.8	—	—	—
Repurchase of ordinary shares	(85.1)	—	(1.3)	(46.4)	(38.7)	—	—
Share-based compensation	16.6	—	0.6	16.6	—	—	—
Acquisition/divestiture of noncontrolling interest	(0.4)	—	—	(0.4)	—	—	—
Dividends declared to noncontrolling interest	(2.7)	—	—	—	—	—	(2.7)
Cash dividends declared ($0.48 per share)	(46.0)	—	—	—	(46.0)	—	—
Other	(0.2)	—	—	—	(0.2)	—	—
Balance at December 31, 2016	$116.4	$1.0	95.3	$—	$376.6	$(264.3)	$3.1
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net earnings	$231.2	$154.3	$172.6
Loss from discontinued operations, net of tax	—	0.4	11.1
Adjustments to arrive at net cash provided by operating activities:
Write-off of debt issuance costs	—	—	4.5
Depreciation and amortization	66.9	53.2	48.8
Share based compensation	16.6	14.6	13.1
Excess tax benefit from share based awards	—	(3.3)	(4.5)
Loss on sale of business	84.4	102.8	—
Gain on sale of marketable securities	(12.4)	(11.0)	—
Loss on sale of property, plant and equipment	1.3	0.9	0.1
Equity earnings, net of dividends	(3.2)	0.3	(0.5)
Deferred income taxes	6.3	(2.0)	17.2
Other items	(7.7)	(11.3)	10.9
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(19.8)	(13.5)	(8.0)
Inventories	(15.6)	(5.8)	3.4
Other current and noncurrent assets	62.0	(5.0)	(24.2)
Increase (decrease) in:
Accounts payable	3.4	(14.7)	43.4
Other current and noncurrent liabilities	(35.9)	(2.5)	(28.9)
Net cash provided by continuing operating activities	377.5	257.4	259.0
Net cash used in discontinued operating activities	—	(0.4)	(3.1)
Net cash provided by operating activities	377.5	257.0	255.9
Cash flows from investing activities:
Capital expenditures	(42.5)	(35.2)	(51.5)
Restricted cash	—	—	40.2
Acquisition of businesses, net of cash acquired	(31.4)	(511.3)	(25.2)
Proceeds from sale of property, plant and equipment	0.1	0.3	0.5
Proceeds (payments) related to business dispositions	(4.3)	0.1	1.2
Proceeds from sale of marketable securities	14.1	12.3	—
Net cash used in investing activities	$(64.0)	$(533.8)	$(34.8)

Allegion plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2016	2015	2014
Cash flows from financing activities:
Short-term borrowings, net	$(17.4)	$18.8	$(22.0)
Proceeds from revolving credit facility	—	400.0	—
Proceeds from long-term debt	—	300.0	956.3
Payments of long-term debt	(47.0)	(440.5)	(1,012.3)
Net proceeds (repayments) of debt	(64.4)	278.3	(78.0)
Debt issuance costs	(0.3)	(9.0)	(5.8)
Excess tax benefit from share-based compensation	—	3.3	4.5
Dividends paid to ordinary shareholders	(46.0)	(38.3)	(30.0)
Dividends paid to noncontrolling interests	(2.7)	(20.0)	(4.5)
Repurchase of ordinary shares	(85.1)	(30.0)	(50.3)
Proceeds from shares issued under incentive plans	5.8	11.0	14.1
Other, net	(3.3)	(0.3)	—
Net cash provided by (used in) financing activities	(196.0)	195.0	(150.0)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(9.0)	(8.0)
Net increase (decrease) in cash and cash equivalents	112.7	(90.8)	63.1
Cash and cash equivalents – beginning of period	199.7	290.5	227.4
Cash and cash equivalents – end of period	$312.4	$199.7	$290.5
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

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve, which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. Changes in the financial condition of customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding the Company's estimates. The Company's estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; trade accounts receivable aging; and historical loss experience. The Company reserved $2.7 million and $3.8 million for doubtful accounts as of December 31, 2016 and 2015, respectively.

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

In accordance with GAAP, goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit is more likely than not less than the carrying amount of the reporting unit.

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

Income Taxes:  For purposes of the Company’s Consolidated Financial Statements for periods prior to the Spin-off, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from Ingersoll Rand. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Spin-off. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Spin-off. Cash paid for income taxes, net of refunds for the twelve months ended December 31, 2016 and 2015 was $10.4 million and $80.6 million, respectively. The 2016 net cash income taxes paid includes a refund of $46.2 million received from the Canadian Tax Authorities.

The income tax accounts reflected in the Consolidated Balance Sheet as of December 31, 2016 and 2015 include income taxes payable and deferred taxes allocated to the Company at the time of the Spin-off. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

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

The Company offers various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company’s best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2016 and 2015, the Company had a customer claim accrual (contra receivable) of $29.0 million and $24.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2016 and 2015, the Company had a sales incentive accrual of $29.6 million and $26.6 million, respectively. Each of these accruals represents the Company’s best estimate it expects to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 21 for further details of environmental matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2016, 2015 and 2014, these expenditures amounted to approximately $47.3 million, $45.2 million and $43.3 million, respectively and consist of salaries, wages, benefits, building costs and other overhead expenses.

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

Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using inputs derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve and, in certain instances, with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 21 for further details on loss contingencies.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted the provisions of ASU 2014-15 in the fourth quarter of 2016. The adoption of ASU 2014-15 did not have a material impact on the Company's financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. The ASU is effective for annual reporting periods beginning after December 15, 2015. As further reflected in Note 10 to the Consolidated Financial Statements, we retrospectively adopted ASU 2015-03 in the first quarter of 2016. As a result of the adoption of ASU 2015-03, the Company reclassified $22.3 million of unamortized debt issuance costs from Other noncurrent assets to Long term debt within its previously reported consolidated balance sheet as of December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The ASU was effective for annual reporting periods beginning after December 15, 2015, however, early adoption was permitted. The Company adopted the provisions of ASU 2015-07 on a retrospective basis at December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 802): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. During 2016, the Company made immaterial measurement-period adjustments related to business combinations from 2015 and 2016. The impact of ASU 2015-16 on these adjustments did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 in the fourth quarter of 2016. As a result, during the fourth quarter, the Company recognized a year-to-date 2016 excess tax benefit of $3.5 million against income tax expense rather than additional paid-in capital.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in 2017 if adoption takes place during the first interim reporting period. The Company elected to adopt early on January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption ("modified retrospective method"). This guidance will be effective for the Company January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company has completed a high-level assessment of the new standard’s impact and is currently performing a technical assessment of all customer contracts. The Company will choose the modified retrospective method upon adoption in 2018. The adoption of the new standard will not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. ASU 2016-05 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is assessing what impact ASU 2016-02 will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments." The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update will be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is assessing what impact ASU 2016-15 will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles– Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment". ASU 2017-04 removes Step 2 from the goodwill impairment test. The ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests after January 1, 2017. The Company is assessing what impact ASU 2017-04 will have on the consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

At December 31, marketable securities included within Other noncurrent assets in the Consolidated Balance Sheets were as follows:

	2016			2015
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$—	$—	$—	$1.2	$13.0	$14.2

NOTE 4 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2016	2015
Raw materials	$56.7	$58.9
Work-in-process	23.6	30.0
Finished goods	140.3	115.2
Total	$220.6	$204.1

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2016	2015
Land	$14.5	$14.5
Buildings	127.6	125.9
Machinery and equipment	353.6	340.1
Software	126.5	101.9
Construction in progress	18.2	34.1
	640.4	616.5
Accumulated depreciation	(413.8)	(391.7)
Total	$226.6	$224.8

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $40.9 million, $36.4 million and $34.5 million, which includes amounts for software amortization of $16.6 million, $14.4 million and $12.7 million.

NOTE 6 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill are as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2014 (gross)	$364.8	$533.0	$72.1	$969.9
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
December 31, 2014 (net)	364.8	54.4	65.2	484.4
Acquisitions	9.2	219.3	27.9	256.4
Write-off	(0.8)	—	—	(0.8)
Currency translation	(0.4)	(18.9)	(6.6)	(25.9)
December 31, 2015 (net)	372.8	254.8	86.5	714.1
Acquisitions	—	12.5	3.3	15.8
Currency translation	0.1	(9.8)	(3.4)	(13.1)
December 31, 2016 (net)	$372.9	$257.5	$86.4	$716.8

* Accumulated impairment consists of charges of $137.6 million (EMEIA), $341.0 million (EMEIA) and $6.9 million (Asia Pacific) recorded in 2013, 2008 and 2007, respectively, as a result of the Company's impairment testing.

As discussed in Note 9 - Divestitures in 2015 the assets of our systems integration business in China within the Asia Pacific segment were reclassified to assets held for sale within the December 31, 2014 Consolidated Balance Sheet. Goodwill allocated to this business was $21.6 million at December 31, 2014. In conjunction with determining the fair value of the assets held for sale, the Company determined that the goodwill assigned to this business was impaired. As a result, approximately $21.0 million of the $78.1 million pre-tax charge related to the divestiture recorded in 2015 related to the write-off of goodwill.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2016			2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$48.0	$(25.3)	$22.7	$49.0	$(23.1)	$25.9
Customer relationships	278.9	(51.6)	227.3	278.7	(40.2)	238.5
Trademarks (finite-lived)	78.5	(37.3)	41.2	81.2	(35.3)	45.9
Other	11.0	(9.4)	1.6	9.0	(9.0)	—
Total finite-lived intangible assets	416.4	$(123.6)	292.8	417.9	$(107.6)	310.3
Trademarks (indefinite-lived)	64.6		64.6	62.1		62.1
Total	$481.0		$357.4	$480.0		$372.4

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2016, 2015 and 2014 was $20.5 million, $11.9 million and $9.5 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $19.6 million for 2017, $19.6 million for 2018, $18.8 million for 2019, $18.8 million for 2020, and $18.8 million for 2021.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each year. In each year, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2016, 2015 and 2014.

NOTE 8 - ACQUISITIONS

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

iDevices is a brand and development partner in the Internet of Things industry. The investment is accounted for using the equity method.

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

SimonsVoss was acquired for approximately $230.0 million. SimonsVoss, headquartered in Munich, Germany, is an electronic lock company in the European electronic market segment. SimonsVoss generated sales of approximately $69.2 million in 2014.

AXA was acquired for approximately $208.0 million. AXA is a European residential and portable security provider headquartered in Veenendaal, the Netherlands, with production facilities in the Netherlands, France and Poland. AXA manufactures and sells a branded portfolio of portable locks and lights as well as a wide variety of window and door hardware. The products are sold throughout Europe to bicycle manufacturers, retail distributors and property builders. AXA generated sales of approximately $79.8 million in 2014.

Total consideration paid for the acquisitions in 2015 was $511.3 million (net of cash acquired). The final allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts and notes receivable, net	$23.3
Inventories	34.8
Other current assets	4.2
Property, plant and equipment, net	27.2
Goodwill	257.5
Intangible assets, net	273.8
Other noncurrent assets	12.5
Accounts payable	(12.2)
Accrued expenses and other current liabilities	(30.1)
Deferred tax liabilities and other noncurrent liabilities	(79.7)
$511.3

Intangible assets are primarily comprised of acquired customer lists and completed technologies. Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition (i.e., assembled workforce). The majority of the goodwill is not deductible for tax purposes. These acquisitions are accounted for as business combinations.

The acquisitions in 2015 contributed revenues of $74.5 million and earnings before tax of $2.2 million to the Company from the acquisition dates to December 31, 2015.

The following unaudited pro forma financial information for the year ended December 31, 2015 reflects the consolidated results of operations of the Company as if the acquisitions had taken place on January 1, 2014.

December 31,
In millions, except per share amounts	2015
Net revenues	$2,170.2
Net earnings attributable to Allegion plc	$167.0
Basic income per share	$1.74
Diluted income per share	$1.72

During the year ended December 31, 2015 the Company incurred $17.9 million of acquisition related costs. These expenses are included in both Cost of goods sold and Selling and administrative expenses in the Consolidated Statement of Comprehensive Income. For pro forma purposes, these expenses were assumed to have been incurred on January 1, 2014. Pro forma Net earnings (loss) attributable to Allegion plc in the table above has been adjusted to reflect the costs in the assumed acquisition period.

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

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Systems Integration") in the fourth quarter of 2015. Systems Integration operates a security system integration business exclusively in China and provides services primarily to Chinese governments and government agencies. Under the terms of the transaction, the Company was to receive consideration of up to $75 million based on the future cash collection performance of Systems Integration and additional payments of approximately $8.3 million related to working capital transferred with the sale. Additionally, the Company has retained 15% of the shares of Systems Integration.

During the twelve months ended December 31, 2015, and as a result of the sale, the Company recorded a non-cash, pre-tax charge of $78.1 million ($82.4 million after tax charges) to write the carrying value of Systems Integration’s assets and liabilities down to their estimated fair value less costs to complete the transaction. The charge was recorded as Loss on divestitures within the Statement of Comprehensive Income.

As of December 31, 2015, the fair value of the consideration was $75.3 million, of which $51.2 million is classified in Accounts and notes receivable, net and the remaining amount is classified within Other assets within the Consolidated Balance Sheet.

As part of the Company's quarterly assessment of the collectibility of the above amounts during the third quarter of 2016, the receivable was considered impaired. It was determined during this evaluation that certain unfavorable events occurred related to the Systems Integration business requiring an impairment of the original consideration and working capital transfer amounts that were recorded at the time of the sale. Prior to the impairment, the receivable balance was $85.9 million. A charge of $81.4 million (net of tax) was recorded, reducing the carrying value of the receivable to a fair value of $4.5 million as of September 30, 2016. The fair value of the receivable was estimated by discounting the expected future cash flows. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance. Also during the third quarter of 2016, the Company accrued certain contractual obligations of $3.0 million that were uncertain at the time of the sale.

The Company currently estimates the fair value of the consideration to be $3.1 million, which is classified within Other noncurrent assets within the Consolidated Balance Sheet. The total charge recorded as Loss on divestitures within the Statement of Comprehensive Income was $84.4 million for the twelve months ended December 31, 2016. The Company does not expect to incur any material charges in future periods related to the Systems Integration business.

Net revenues and loss before income taxes related to the divestiture of Systems Integration for the year ended December 31 were as follows:

	Twelve months ended
In millions	2016	2015
Net Revenues	$—	$38.5

Loss before income taxes	$(84.4)	$(63.4)

Net revenues and earnings for Systems Integration were historically weighted to the second half of the year, reflecting typical seasonality of contract awards.

NOTE 10 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2016	2015
Term Loan A Facility	$879.8	$926.7
5.75% Senior Notes due 2021	300.0	300.0
5.875% Senior Notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	2.3	18.7
Unamortized debt issuance costs, net	(18.3)	(22.3)
Total debt	1,463.8	1,523.1
Less current portion of long term debt	48.2	65.6
Total long-term debt	$1,415.6	$1,457.5

Senior Secured Credit Facilities

The Company has credit facilities consisting of a $938.4 million Term Loan Facility due in 2020 (the "Term Loan A Facility") and a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities."

The applicable margin for LIBOR rate borrowings range from 1.375% to 1.875% and the applicable margin for base rate borrowings range from 0.375% to 0.875% in each case depending on the corporate credit or family rating. The Revolver and the Term Loan A Facility mature on October 15, 2020.

The Company repaid $46.9 million of principal on its Term Loan A Facility during the year ended December 31, 2016. Borrowings outstanding under the Term Loan A Facility were $879.8 million on December 31, 2016. Allegion plc is the primary borrower under the Senior Secured Credit Facilities.

Term Facilities. The Term Loan A Facility amortizes in quarterly installments at the following rates per year: 5% in 2017; 5% in 2018 and 10% in each year thereafter, with the final installment due on October 15, 2020.

Revolver. The Senior Secured Revolving Credit Facility permits borrowings of up to $500.0 million. The Revolver is comprised of two tranches: a $400 million tranche available in U.S. Dollars and a multi-currency tranche capped at $100 million. The Revolver also includes $100.0 million available for the issuance of letters of credit, however outstanding letters of credit reduce availability under the Revolver. The Revolver matures and the commitments thereunder will terminate on October 15, 2020. The Company pays certain fees with respect to the Revolver, including a commitment fee on the undrawn portion of the Revolver of 0.25% per year. At December 31, 2016, the Company did not have any borrowings outstanding under the Revolver and had $21.7 million of letters of credit outstanding.

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

Mandatory Prepayments. In accordance with the Senior Secured Credit Facility, net cash proceeds of non-recourse asset sales and proceeds received from certain additional indebtedness will require prepayment of the Term Loan A Facility with proceeds received. In addition, starting with the year ended December 31, 2016 the Company may be required to apply between 0%-50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility. However, this percentage reduces to certain levels and eventually to zero upon achievement of certain leverage ratios. During the year ended December 31, 2016, the Company was not required to make any prepayments on the Senior Secured Credit Facility.

Voluntary Prepayments. The Company may voluntarily prepay the outstanding Term Loan A Facility in whole or in part at any time without premium or penalty. Optional prepayments of the Term Loan A Facility will be applied to the remaining installments at the direction of the borrower.

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

In addition, the Senior Secured Credit Facility contains certain financial covenants, which include a maximum leverage ratio and an interest expense coverage ratio. As of December 31, 2016, the Company is required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, the Company is required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of December 31, 2016 the Company was in compliance with all of these covenants.

Interest Rates and Fees. Outstanding borrowings under the Senior Secured Credit Facilities accrue interest, at the option of the borrower, at a per annum rate of (i) LIBOR plus the applicable margin or (ii) a base rate plus the applicable margin. As of December 31, 2016, the Company elected to borrow utilizing LIBOR. The applicable margin for borrowings under the Revolver and the Term Loan A Facility is subject to a credit facility rating-based pricing grid with the LIBOR ranging from 1.375% to 1.875%. The margin for Term Loan A Facility borrowings was 1.375% as of December 31, 2016.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has forward starting interest rate swaps to fix interest rate paid during the contract period for $525.0 million of the Company's variable rate Term Loan Facility. Swaps with notional amounts totaling $275.0 million expire in September 2017 and swaps with notional amounts totaling $250.0 million expire in December 2020.

Senior Notes

In October 2013, Allegion US Holding Company Inc., the Company's wholly-owned subsidiary ("Allegion US"), issued $300.0 million of 5.75% senior notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes have been registered under the Securities Act of 1933, as amended. The 2021 Senior Notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year. The 2021 Senior Notes mature on October 1, 2021. The terms of the indenture governing the 2021 Senior Notes (the "Indenture") provide that, among other things, the 2021 Senior Notes rank equally in right of payment to all of Allegion US's and Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of the issuer’s and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facility) to the extent of the value of the assets securing such indebtedness. The 2021 Senior Notes are structurally subordinated to all of the existing and future liabilities of the Company's subsidiaries that do not guarantee the 2021 Senior Notes. The net proceeds of this indebtedness were distributed to Ingersoll Rand in connection with the Spin-off.

In September 2015, Allegion plc issued $300.0 million of 5.875% senior notes due 2023 (the "2023 Senior Notes"). The 2023 Senior Notes have been registered under the Securities Act of 1933, as amended. The 2023 Senior Notes accrue interest at the rate of 5.875% per annum, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2016. The 2023 Senior Notes mature on September 15, 2023. The 2023 Senior Notes are pursuant to an indenture (the "Second Indenture"), which provides that, among other things, the 2023 Senior Notes rank equally in right of payment to all of Allegion plc’s existing and future senior unsecured indebtedness and effectively junior to all of Allegion plc’s and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Senior Secured Credit Facility) to the extent of the value of the assets securing such indebtedness. The 2023 Senior Notes are structurally subordinated to all of the existing and future liabilities of Allegion plc’s subsidiaries that do not guarantee the 2023 Senior Notes. The Company used the net proceeds of the offering to repay approximately $300.0 million under Allegion’s revolving credit facility.

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

At December 31, 2016, future retirements of the amounts outstanding under the Senior Secured Credit Facilities, the 2021 Senior Notes and the 2023 Senior Notes are as follows:

In millions
2017	$46.9
2018	46.9
2019	93.9
2020	692.1
2021	300.0
Thereafter	300.0
Total	$1,479.8

At December 31, 2016, the weighted-average interest rate for borrowings was 2.5% under the Term Loan A Facility (including the effect of interest rate swaps), 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes. Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $56.0 million, $39.0 million and $45.0 million respectively.

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

Currency Hedging Instruments

The gross notional amount of the Company’s currency derivatives were $132.6 million and $269.4 million at December 31, 2016 and 2015. At December 31, 2016 and 2015, gains of $0.8 million and $1.7 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2016, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has forward starting interest rate swaps to fix interest rate paid during the contract period for $525.0 million of the Company's variable rate Term Loan Facility. Swaps with notional amounts totaling $275.0 million expire in September 2017 and swaps with notional amounts totaling $250.0 million expire in December 2020. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At December 31, 2016, $2.6 million of gains were recorded in Accumulated other comprehensive loss related to these interest rate swaps. At December 31, 2015, $1.2 million of losses were recorded in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.4 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2016	2015	2016	2015
Derivatives designated as hedges:
Currency derivatives	$0.7	$1.8	$0.1	$—
Interest rate swaps	4.6	—	0.4	1.2
Derivatives not designated as hedges:
Currency derivatives	0.3	1.0	0.2	4.5
Total derivatives	$5.6	$2.8	$0.7	$5.7

Asset and liability currency derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively. Asset and liability interest rate swap derivatives included in the table above are recorded within Other noncurrent assets and Other noncurrent liabilities.

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015	2014		2016	2015	2014
Currency derivatives	$4.2	$6.6	$1.6	Cost of goods sold	$5.4	$6.5	$2.5
Interest rate swaps	5.4	(0.3)	(0.9)	Interest expense	—	—	—
Total	$9.6	$6.3	$0.7		$5.4	$6.5	$2.5

The gains and losses associated with the Company's non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other (income) expense, net in the Consolidated Statements of Comprehensive Income.

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

The following table details information regarding the Company’s pension plans at December 31:

	U.S.		NON-U.S.
In millions	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year	$280.7	$282.9	$371.7	$388.4
Service cost	9.4	9.5	3.1	3.3
Interest cost	9.8	11.0	10.7	13.7
Employee contributions	—	—	0.3	0.3
Amendments	—	—	—	0.1
Actuarial (gains) losses	1.6	(6.1)	80.8	6.6
Benefits paid	(12.6)	(14.3)	(18.7)	(15.0)
Currency translation	—	—	(63.5)	(22.2)
Curtailments and settlements	—	—	(1.8)	(1.2)
Other, including expenses paid	(2.0)	(2.3)	(2.1)	(2.3)
Benefit obligation at end of year	$286.9	$280.7	$380.5	$371.7
Change in plan assets:
Fair value at beginning of year	$192.7	$213.2	$340.4	$372.0
Actual return on assets	16.4	(6.3)	90.3	(0.9)
Company contributions	7.9	—	6.0	6.5
Employee contributions	—	—	0.3	0.3
Benefits paid	(12.6)	(11.9)	(18.7)	(15.0)
Currency translation	—	—	(61.0)	(19.0)
Settlements	—	—	(1.8)	(1.2)
Other, including expenses paid	(2.0)	(2.3)	(2.1)	(2.3)
Fair value of assets end of year	$202.4	$192.7	$353.4	$340.4
Funded status:
Plan assets less than the benefit obligations	$(84.5)	$(88.0)	$(27.1)	$(31.3)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(0.1)	$—	$(1.5)	$(1.0)
Postemployment and other benefit liabilities	(84.4)	(88.0)	(25.6)	(30.3)
Net amount recognized	$(84.5)	$(88.0)	$(27.1)	$(31.3)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2016, approximately 5% of our projected benefit obligation relates to plans that are not funded of which the majority are Non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2014	$(3.5)	$(82.9)	$(86.4)
Current year changes recorded to Accumulated other comprehensive loss	—	(11.8)	(11.8)
Amortization reclassified to earnings	0.7	4.9	5.6
Settlements/curtailments reclassified to earnings	—	0.9	0.9
December 31, 2015	$(2.8)	$(88.9)	$(91.7)
Current year changes recorded to Accumulated other comprehensive loss	—	4.5	4.5
Amortization reclassified to earnings	0.7	4.7	5.4
December 31, 2016	$(2.1)	$(79.7)	$(81.8)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2014	$0.1	$(73.5)	$(73.4)
Current year changes recorded to Accumulated other comprehensive loss	(0.1)	(25.3)	(25.4)
Amortization reclassified to earnings	—	1.4	1.4
Settlements/curtailments reclassified to earnings	—	0.2	0.2
Currency translation and other	—	5.0	5.0
December 31, 2015	$—	$(92.2)	$(92.2)
Current year changes recorded to Accumulated other comprehensive loss	—	(4.3)	(4.3)
Amortization reclassified to earnings	—	2.2	2.2
Settlements/curtailments reclassified to earnings	—	0.3	0.3
Currency translation and other	—	14.4	14.4
December 31, 2016	$—	$(79.6)	$(79.6)

Weighted-average assumptions used:

Benefit obligations at December 31,	2016	2015
Discount rate:
U.S. plans	4.1%	4.3%
Non-U.S. plans	2.6%	3.6%
Rate of compensation increase:
U.S. plans	3.5%	3.5%
Non-U.S. plans	3.2%	2.9%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $272.5 million and $265.5 million at December 31, 2016 and 2015. The accumulated benefit obligation for all Non-U.S. defined benefit pension plans was $371.9 million and $363.8 million at December 31, 2016 and 2015.

Beginning in 2016, the Company elected to change the method used to estimate the service and interest cost components of net periodic benefit cost to a full yield-curve approach. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate, rounded to the nearest 25th basis point, derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the new approach, the Company applied discounting using the applicable spot rates derived from the yield curve to discount the cash flows used to measure the benefit obligation. These spot rates align to each of the projected benefit obligations and service cost cash flows. This change was made to better align the projected benefit cash flows and the corresponding yield curve spot rates to provide a better estimate of service and interest cost components of net periodic benefit costs. This change was considered a change in estimate and was accounted for on a prospective basis beginning January 1, 2016. This change did not have a material impact on 2016 pension expense.

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2016	2015	2016	2015
Projected benefit obligation	$286.9	$280.7	$30.2	$371.7
Accumulated benefit obligation	272.5	265.5	25.9	363.8
Fair value of plan assets	$202.4	$192.7	$6.8	$340.4

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2017	$14.7	$16.0
2018	16.2	16.0
2019	15.6	16.5
2020	22.8	17.2
2021	18.6	17.8
2022 - 2026	$106.4	$99.2

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2016	2015	2014
Service cost	$9.4	$9.5	$7.3
Interest cost	9.8	11.0	11.5
Expected return on plan assets	(10.2)	(11.2)	(11.2)
Net amortization of:
Prior service costs	0.7	0.7	0.7
Plan net actuarial losses	4.7	4.9	2.3
Net periodic pension benefit cost	14.4	14.9	10.6
Net curtailment and settlement losses	—	0.9	—
Net periodic pension benefit cost after net curtailment and settlement losses	$14.4	$15.8	$10.6

	NON-U.S.
In millions	2016	2015	2014
Service cost	$3.1	$3.3	$4.6
Interest cost	10.7	13.7	17.3
Expected return on plan assets	(13.7)	(17.8)	(17.3)
Net amortization of:
Prior service costs	—	—	0.1
Plan net actuarial losses	2.2	1.4	2.8
Net periodic pension benefit cost	2.3	0.6	7.5
Net curtailment and settlement losses	0.3	0.2	—
Net periodic pension benefit cost after net curtailment and settlement losses	$2.6	$0.8	$7.5

Pension expense for 2017 is projected to be approximately $11.9 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2016. The amounts expected to be recognized in net periodic pension cost during the year ended December 31, 2017 for prior service cost and plan net actuarial losses are $0.4 million and $6.3 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2016	2015	2014
Discount rate:
U.S. plans	4.3%	4.0%	5.0%
Non-U.S. plans	3.7%	3.7%	4.5%
Rate of compensation increase:
U.S. plans	3.5%	3.5%	3.5%
Non-U.S. plans	3.0%	2.9%	4.8%
Expected return on plan assets:
U.S. plans	5.5%	5.5%	5.5%
Non-U.S. plans	4.5%	5.0%	5.3%

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

Effective December 31, 2015, the Company adopted new accounting guidance for investments that calculate net asset value ("NAV") per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2016 and 2015, the net asset values of these investments were $62.9 million and $56.5 million and are included within the column Assets measured at NAV in the fair value tables below.

The fair values of the Company’s U.S. pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements				Total fair value
In millions	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$—	$5.6	$—	$—	$5.6
Equity mutual funds	—	—	—	62.9	62.9
Fixed income investments:
U.S. government and agency obligations	—	55.2	—	—	55.2
Corporate and non-U.S. bonds(a)	—	77.6	—	—	77.6
	—	132.8	—	—	132.8
Total assets at fair value	$—	$138.4	$—	$62.9	$201.3
Receivables and payables, net					1.1
Net assets available for benefits					$202.4

(a)	Includes state and municipal bonds.

The fair values of the Company’s U.S. pension plan assets at December 31, 2015 by asset category are as follows:

	Fair value measurements				Total fair value
In millions	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$—	$2.7	$—	$—	$2.7
Equity mutual funds	—	—	—	56.5	56.5
Fixed income investments:
U.S. government and agency obligations	—	49.2	—	—	49.2
Corporate and non-U.S. bonds(a)	—	82.6	—	—	82.6
	—	131.8	—	—	131.8
Total assets at fair value	$—	$134.5	$—	$56.5	$191.0
Receivables and payables, net					1.7
Net assets available for benefits					$192.7

(a)	Includes state and municipal bonds.

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

•
U.S. government and agency obligations – Quoted market prices are not available for these securities. Fair values are estimated using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

•
Corporate and Non-US bonds – Quoted market prices are not available for these securities. Fair values are estimated by using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$58.9	$—	$—	$58.9
Equity mutual funds	—	107.2	—	107.2
Corporate and non-U.S. bonds	—	110.8	—	110.8
Real estate(a)	—	9.7	0.7	10.4
Other(b)	—	64.1	2.0	66.1
Total assets at fair value	$58.9	$291.8	$2.7	$353.4

(a)	Includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	Primarily includes insurance contracts.

The fair values of the Company’s Non-U.S. pension plan assets at December 31, 2015 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$20.2	$—	$—	$20.2
Equity mutual funds	—	121.6	—	121.6
Corporate and non-U.S. bonds	—	130.7	—	130.7
Real estate(a)	—	12.3	0.8	13.1
Other(b)	—	52.9	1.9	54.8
Total assets at fair value	$20.2	$317.5	$2.7	$340.4

(a)	Includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	Primarily includes insurance contracts.

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

The Company made $7.9 million of contributions to the U.S. pension plan in 2016. The Company did not make any required or discretionary contributions to the U.S. pension plans in 2015 or 2014. The Company made required and discretionary contributions to its Non-U.S. pension plans of $6.0 million in 2016, $6.5 million in 2015, and $17.5 million in 2014.

In January 2017, subsequent to the Consolidated Balance Sheet date, the Company made a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan, not reflected in the tables above, using cash on hand. The Company currently projects that an approximate $9.4 million will be contributed to its U.S and Non-U.S. plans in 2017 in addition to the amount in January 2017. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2017 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $13.3 million, $12.1 million, and $10.2 million in 2016, 2015 and 2014. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $5.6 million, $6.2 million and $7.0 million in 2016, 2015 and 2014.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that permits certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance share plan awards, and restricted stock units received upon commencement of employment. As of December 31, 2016 the deferred compensation liability balance was $16.8 million.

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

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year	$12.9	$13.6
Service cost	0.1	0.1
Interest cost	0.4	0.5
Actuarial gains	(2.9)	(0.3)
Benefits paid, net of Medicare Part D subsidy	(0.8)	(1.0)
Benefit obligations at end of year	$9.7	$12.9

Funded status:
Plan assets less than benefit obligations	$(9.7)	$(12.9)
Amounts included in the balance sheet:
Accrued compensation and benefits	(0.9)	(1.1)
Postemployment and other benefit liabilities	(8.8)	(11.8)
Total	$(9.7)	$(12.9)

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

In millions	Prior service gains	Net actuarial losses	Total
December 31, 2014	$5.5	$(0.7)	$4.8
Current year changes recorded to Accumulated other comprehensive loss	—	(0.5)	(0.5)
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2015	$3.9	$(1.2)	$2.7
Current year changes recorded to Accumulated other comprehensive loss	—	2.9	2.9
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2016	$2.3	$1.7	$4.0

The components of net periodic postretirement benefit cost (income) for the years ended December 31 were as follows:

In millions	2016	2015	2014
Service cost	$0.1	$0.1	$0.1
Interest cost	0.4	0.5	0.5
Net amortization of:
Prior service gains	(1.6)	(1.6)	(1.6)
Net periodic postretirement benefit income	$(1.1)	$(1.0)	$(1.0)

Postretirement income for 2017 is projected to be $1.4 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2017 for prior service gains and plan net actuarial losses are $1.6 million and $0.1 million.

Assumptions:	2016	2015	2014
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	3.5%	3.5%	3.5%
Net periodic benefit cost	3.5%	3.5%	4.0%
Assumed health-care cost trend rates at December 31:
Current year medical inflation (a)	—%	—%	7.3%
Ultimate inflation rate (a)	—%	—%	5.0%
Year that the rate reaches the ultimate trend rate (a)	n/a	n/a	2021

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

In millions
2017	$0.9
2018	1.0
2019	1.0
2020	0.9
2021	0.9
2022 - 2026	$3.7

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

Assets and liabilities measured at fair value at December 31, 2016 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swap	$—	$4.6	$—	$4.6
Foreign currency contracts	—	1.0	—	1.0
Total asset recurring fair value measurements	$—	$5.6	$—	$5.6
Liabilities:
Foreign currency contracts	$—	$0.3	$—	$0.3
Interest rate swap	—	0.4	—	0.4
Deferred compensation plans	—	16.8	—	16.8
Total liability recurring fair value measurements	$—	$17.5	$—	$17.5
Financial instruments not carried at fair value:
Total debt	$—	$1,510.6	$—	$1,510.6
Total financial instruments not carried at fair value	$—	$1,510.6	$—	$1,510.6

Assets and liabilities measured at fair value at December 31, 2015 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$14.2	$—	$—	$14.2
Foreign currency contracts	—	2.8	—	2.8
Total asset recurring fair value measurements	$14.2	$2.8	$—	$17.0
Liabilities:
Foreign currency contracts	$—	$4.5	$—	$4.5
Interest rate swap	—	1.2	—	1.2
Deferred compensation plans	—	15.5	—	15.5
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Financial instruments not carried at fair value:
Total debt	$—	$1,556.6	$—	$1,556.6
Total financial instruments not carried at fair value	$—	$1,556.6	$—	$1,556.6

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

•
Interest rate swaps – These instruments include forward-starting interest rate swap contracts for $525.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2016 are the same as those used at December 31, 2015. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 14 – EQUITY

Ordinary Shares
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2015	96.0
Shares issued under incentive plans	0.6
Repurchase of ordinary shares	(1.3)
December 31, 2016	95.3
Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2016. During the year ended December 31, 2016, the Company paid $85.1 million to repurchase 1.3 million ordinary shares on the open market under a share repurchase authorization previously approved by its Board of Directors.

On February 2, 2017, the Company's Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares. This new stock repurchase authorization replaces the authorization established in 2014.

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$16.7	$(131.3)	$17.9	$(96.7)
Other comprehensive income (loss), net of tax	(1.0)	15.2	(65.7)	(51.5)
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive loss, net of tax	(1.7)	(23.2)	(59.1)	(84.0)
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income (loss), net of tax	(10.6)	18.8	(40.3)	(32.1)
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2016	2015	2014
Foreign currency items	$(0.4)	$(1.4)	$(0.7)
Total other comprehensive loss attributable to noncontrolling interests	$(0.4)	$(1.4)	$(0.7)

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

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 3.7 million remain available as of December 31, 2016 for future incentive awards.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2016	2015	2014
Stock options	$4.1	$3.7	$3.3
RSUs	7.7	5.8	6.0
PSUs	4.8	5.0	3.9
Deferred compensation	0.8	0.3	0.8
Pre-tax expense	17.4	14.8	14.0
Tax benefit	(5.6)	(4.4)	(4.7)
Total	$11.8	$10.4	$9.3

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

The average fair value of the stock options granted for the year ended December 31, 2016 and 2015 was estimated to be $15.86 per share and $17.88 per share, respectively, using the Black-Scholes option-pricing model. The weighted average assumptions used were the following:

	2016	2015
Dividend yield	0.83%	0.69%
Volatility	28.85%	31.37%
Risk-free rate of return	1.38%	1.78%
Expected life	6.0 years	6.0 years

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

Changes in options outstanding under the plans for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Shares subject to option	Weighted- average exercise price (a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2013	2,482,056	$25.21
Granted	188,817	54.07
Exercised	(683,383)	24.18
Canceled	(25,462)	43.89
December 31, 2014	1,962,028	28.11
Granted	220,679	57.85
Exercised	(575,564)	22.98
Canceled	(14,976)	47.28
December 31, 2015	1,592,167	33.91
Granted	231,521	57.91
Exercised	(447,019)	26.04
Canceled	(63,599)	53.40
Outstanding December 31, 2016	1,313,070	$39.87	$31.7	5.5
Exercisable December 31, 2016	929,677	$32.64	$29.2	4.4

(a)	The weighted average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2016	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2016	Weighted- average remaining life (years)	Weighted- average exercise price
$10.01	—	$20.00	149,389	2.3	$14.87	149,389	2.3	$14.87
20.01	—	30.00	344,376	2.8	25.93	344,376	2.8	25.93
30.01	—	40.00	139,747	5.0	32.31	139,747	5.0	32.31
40.01	—	50.00	145,062	7.0	43.37	145,062	7.0	43.37
50.01	—	60.00	533,234	8.0	56.84	151,103	6.8	55.49
60.01	—	70.00	631	9.8	63.93	—	—	—
$70.01	—	$80.00	631	9.6	72.12	—	—	—
			1,313,070	5.6	$39.87	929,677	4.4	$32.64

At December 31, 2016, there was $2.9 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the year ended December 31, 2016 and 2015 was $18.3 million and $21.5 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2016, 2015 and 2014:

	RSUs	Weighted- average grant date fair value (a)
Outstanding and unvested at December 31, 2013	378,217	$33.59
Granted	101,654	54.29
Vested	(149,392)	28.68
Canceled	(5,319)	43.66
Outstanding and unvested at December 31, 2014	325,160	42.15
Granted	121,153	59.69
Vested	(92,029)	36.63
Canceled	(9,354)	49.32
Outstanding and unvested at December 31, 2015	344,930	49.59
Granted	123,299	59.49
Vested	(220,854)	45.83
Canceled	(41,741)	52.40
Outstanding and unvested at December 31, 2016	205,634	$58.99

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

At December 31, 2016, there was $5.1 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees. The program provides awards in the form of Performance Share Units ("PSU") based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

In December 2013, the Company’s Compensation Committee granted PSUs that are earned based upon the Company’s total shareholder return ("TSR") performance compared to the TSR of the companies currently comprising the S&P 400 Capital Goods Index over the three-year performance period based on the change in the 30 day average price for the index from December 2013 to the 30 day average price for the index in December 2016. The fair value of the market condition is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise correlations between each entity.

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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2016, 2015 and 2014:

	PSUs	Weighted-average grant date fair value (a)
Outstanding and unvested at December 31, 2013	62,883	$29.27
Granted	110,387	72.70
Forfeited	(12,138)	50.96
Outstanding and unvested at December 31, 2014	161,132	57.39
Granted	58,323	66.47
Vested	(17,327)	75.05
Forfeited	(85)	75.05
Outstanding and unvested at December 31, 2015	202,043	64.92
Granted	94,201	64.83
Vested	(64,979)	72.69
Forfeited	(21,661)	57.07
Outstanding and unvested at December 31, 2016	209,604	$56.02

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

At December 31, 2016, there was $4.6 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 16 – RESTRUCTURING

During 2016, 2015, and 2014, the Company incurred costs of $3.1 million, $15.1 million, and $7.1 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

2015 Italy Restructuring Plan

In the second quarter of 2015, management committed to a restructuring plan in Italy.  The plan aims to improve competitive position, ensure long-term viability and enhance customer experience. Expenses incurred for this plan for the years ended December 31 were as follows:

	Twelve months ended
In millions	2016	2015
EMEIA	$0.9	$14.7
Total	$0.9	$14.7

Cost of goods sold	$0.3	$13.6
Selling and administrative expenses	0.6	1.1
Total	$0.9	$14.7

The above expenses primarily related to severance charges.

Other Restructuring Plans

Restructuring charges recorded during the years ended December 31 as part of other restructuring plans were as follows:

In millions	2016	2015	2014
Americas	$2.0	$—	$0.1
EMEIA	—	—	7.0
Asia Pacific	0.2	0.4	—
Total	$2.2	$0.4	$7.1

Cost of goods sold	$0.6	$—	$1.4
Selling and administrative expenses	1.6	0.4	5.7
Total	$2.2	$0.4	$7.1

The charges in 2016 primarily related to workforce reductions and actions related to manufacturing foot print optimization primarily in the Americas segment. In 2015 and 2014 the charges primarily related to workforce reductions in an effort to increase efficiencies across multiple lines of business.

The changes in the restructuring reserve during the years ended December 31, 2016 and 2015 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2014	$—	$1.9	$—	$1.9
Additions	—	14.7	0.4	15.1
Cash and non-cash uses	—	(6.0)	(0.2)	(6.2)
Currency translation	—	(0.6)	—	(0.6)
December 31, 2015	—	10.0	0.2	10.2
Additions	2.0	0.9	0.2	3.1
Cash and non-cash uses	(1.7)	(7.5)	(0.4)	(9.6)
Currency translation	—	(0.2)	—	(0.2)
December 31, 2016	$0.3	$3.2	$—	$3.5

The Company incurred other non-qualified restructuring charges of $6.4 million and $0.5 million during the years ended December 31, 2016 and 2015, respectively, in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

The majority of the costs accrued as of December 31, 2016 will be paid within one year.

NOTE 17 – OTHER EXPENSE, NET

At December 31, the components of Other expense, net were as follows:

In millions	2016	2015	2014
Interest income	$(1.9)	$(1.5)	$(1.1)
Exchange loss	2.0	4.9	7.6
(Earnings) loss from equity investments	(3.6)	0.3	(0.5)
Other	(14.7)	(11.5)	(1.4)
Other (income) expense, net	$(18.2)	$(7.8)	$4.6

During the year ended December 31, 2016 the Company recorded gains from the sale of marketable securities of $12.4 million which is included within Other in the table above. During the year ended December 31, 2016 earnings from equity method investments increased primarily due to a gain recognized by an investment in the first quarter of 2016.

During the year ended December 31, 2015 the Company recorded gains from the sale of marketable securities of $11.0 million which is included within Other in the table above. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or "SIMADI." During the year ended December 31, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange loss in the table above.

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

NOTE 18 – INCOME TAXES

Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2016	2015	2014
United States	$129.9	$123.1	$162.2
Non-U.S.	165.1	86.2	105.7
Total	$295.0	$209.3	$267.9

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2016	2015	2014
Current tax expense:
United States	$43.8	$53.4	$52.9
Non-U.S.	13.8	3.5	14.1
Total:	57.6	56.9	67.0
Deferred tax expense (benefit):
United States	14.4	2.1	15.6
Non-U.S.	(8.2)	(4.4)	1.6
Total:	6.2	(2.3)	17.2
Total tax expense (benefit):
United States	58.2	55.5	68.5
Non-U.S.	5.6	(0.9)	15.7
Total	$63.8	$54.6	$84.2

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2016	2015	2014
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(17.4)	(11.1)	(9.6)
State and local income taxes (1)	2.0	2.8	3.0
Reserves for uncertain tax positions	2.0	(3.4)	(2.1)
Tax on unremitted earnings	1.2	1.5	0.3
Tax on remitted earnings	—	—	2.5
Venezuela devaluation	—	0.9	4.0
Production incentives	(0.6)	(1.0)	(2.4)
Other adjustments	(0.6)	1.4	0.7
Effective tax rate	21.6%	26.1%	31.4%

(1)	Net of changes in valuation allowances

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2016	2015
Deferred tax assets:
Inventory and accounts receivable	$18.3	$10.2
Fixed assets and intangibles	2.0	14.5
Postemployment and other benefit liabilities	42.0	65.5
Other reserves and accruals	16.0	12.7
Net operating losses, tax credits and other carryforwards	227.1	133.4
Investment and other asset basis differences	—	1.1
Other	5.3	6.2
Gross deferred tax assets	310.7	243.6
Less: deferred tax valuation allowances	(225.5)	(133.3)
Deferred tax assets net of valuation allowances	$85.2	$110.3
Deferred tax liabilities:
Fixed assets and intangibles	$(90.6)	$(96.7)
Unremitted earnings of foreign subsidiaries	(4.2)	(3.9)
Other	(6.0)	(6.7)
Gross deferred tax liabilities	(100.8)	(107.3)
Net deferred tax (liabilities) assets	$(15.6)	$3.0

At December 31, 2016, $4.2 million of deferred tax was recorded for certain undistributed earnings of foreign subsidiaries. No deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2016, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$15.1	2027 & 2028
U.S. Federal and State credit carryforwards	22.7	2024-Unlimited
U.S. State tax loss carryforwards	26.6	2017-2037
Non-U.S. tax loss carryforwards	$706.2	2018-Unlimited

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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2016	2015	2014
Beginning balance	$133.3	$50.8	$46.9
Increase to valuation allowance	109.0	82.2	28.0
Decrease to valuation allowance	(13.9)	(3.0)	(15.8)
Foreign exchange translation	(3.3)	(1.6)	(1.7)
Accumulated other comprehensive income (loss)	0.4	4.9	(6.6)
Ending balance	$225.5	$133.3	$50.8

During 2016, the valuation allowance increased by $92.2 million. This increase is the result of changes in jurisdictional profitability, country specific tax laws and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $32.0 million and $23.8 million as of December 31, 2016, and December 31, 2015, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $30.5 million as of December 31, 2016. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2016	2015	2014
Beginning balance	$23.8	$25.4	$40.6
Additions based on tax positions related to the current year	9.1	3.9	3.1
Additions based on tax positions related to prior years	7.1	1.6	11.8
Reductions based on tax positions related to prior years	(5.5)	(3.0)	(23.9)
Reductions related to settlements with tax authorities	(0.6)	—	(0.7)
Reductions related to lapses of statute of limitations	(0.9)	(1.4)	(2.7)
Translation (gain)/loss	(1.0)	(2.7)	(2.8)
Ending balance	$32.0	$23.8	$25.4

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $5.4 million and $5.3 million at December 31, 2016 and 2015. For the year ended December 31, 2016 the Company recognized $0.3 million in net interest and penalties, net of tax, in continuing operations and did not recognize any net interest and penalties, net of tax, in continuing operations for the year ended December 31, 2015 related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $12.5 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Germany, Italy, Mexico, the Netherlands and the United States. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2003, with certain matters being resolved through appeals and litigation.

In connection with the Spin-off, the Company and Ingersoll Rand entered into a Tax Matters Agreement for the allocation of taxes. In the second quarter of 2016, the Company reached a settlement agreement on a Canadian competent authority matter.  The Company made a net remittance of $49.2 million to Ingersoll Rand related to this competent authority matter in the third quarter of 2016.  At December 31, 2016, the Company has recorded a $4.2 million receivable from Ingersoll Rand related to this competent authority matter.  The Company expects to collect the $4.2 million receivable in 2017.  During the fourth quarter of 2016, the Company received a $44.1 million income tax refund (net of tax on interest income accrued on the refund) from the Canadian Tax authorities related to the competent authority matter.  At December 31, 2016, the Company has recorded $3.1 million as an Other current asset (net of tax on interest income accrued on the refund) which is due from certain Canadian Provincial Tax Agencies related to the competent authority matter.  The Company expects to collect the $3.1 million receivable in 2017.

As of December 31, 2016, the Company agreed to indemnify Ingersoll Rand $0.1 million for various tax matters, exclusive of interest and penalties of $0.1 million, which is reflected as an Other noncurrent liability ($0.6 million and $0.6 million at December 31, 2015). In addition, the Company also has other indemnity receivables from Ingersoll Rand in the amount of $5.6 million reflected as an Other noncurrent asset at December 31, 2016 ($5.0 million at December 31, 2015). The indemnity receivable is primarily related to additional competent authority relief filings.

NOTE 19 – DISCONTINUED OPERATIONS

Discontinued operations recognized a loss of $0.4 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively. There was no amount associated with discontinued operations for the year ended December 31, 2016. These losses were mainly related to the sale of the United Kingdom (UK) Door Business in the third quarter of 2014 in addition to non-cancellable lease expense and other miscellaneous expenses from previously sold businesses.

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

In millions	2016	2015	2014
Weighted-average number of basic shares	95.8	95.9	96.1
Shares issuable under incentive stock plans	1.1	1.0	1.1
Weighted-average number of diluted shares	96.9	96.9	97.2

At December 31, 2016, 0.6 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 21 – COMMITMENTS AND CONTINGENCIES
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
The Company incurred $23.3 million, $4.4 million, and $2.9 million of expenses during the years ended December 31, 2016, 2015 and 2014, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. In the fourth-quarter of 2016, with the collaboration and approval of state regulators, the Company launched a proactive, alternative approach to remediate two sites in the United States. This approach will allow the Company to more aggressively address environmental conditions at these sites and reduce the impact of potential changes in regulatory requirements. As a result, the Company recorded a $15 million charge for environmental remediation in the fourth quarter.

Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income. As of December 31, 2016 and 2015, the Company has recorded reserves for environmental matters of $30.6 million and $15.2 million. The total reserve at December 31, 2016 and 2015 included $9.6 million and $2.8 million related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2016 and 2015 was $6.1 million and $3.7 million and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2016	2015	2014
Balance at beginning of period	$11.7	$9.8	$9.4
Reductions for payments	(6.5)	(5.4)	(4.9)
Accruals for warranties issued during the current period	8.1	7.1	6.1
Changes to accruals related to preexisting warranties	0.2	0.5	(0.6)
Translation	(0.2)	(0.3)	(0.2)
Balance at end of period	$13.3	$11.7	$9.8
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.
Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $32.5 million in 2016, $30.3 million in 2015 and $32.5 million in 2014. Minimum lease payments required under non-cancellable operating leases with terms in excess of one year for the next five years are as follows: $19.8 million in 2017, $13.1 million in 2018, $9.0 million in 2019, $5.8 million in 2020, and $2.9 million in 2021.

NOTE 22 – BUSINESS SEGMENT INFORMATION

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

Each reportable segment is based primarily on the geography in which it operates. A description of the Company’s reportable segments is as follows:

The Americas segment provides security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single- and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.

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

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2016	2015	2014
Americas
Net revenues	$1,645.7	$1,558.4	$1,560.0
Segment operating income	448.1	418.0	387.3
Segment operating margin	27.2%	26.8%	24.8%
Depreciation and amortization	26.4	26.4	24.8
Capital expenditures	21.5	18.9	23.6
Total segment assets	852.7	806.1	990.7

EMEIA
Net revenues	485.9	386.3	393.4
Segment operating income	35.9	8.6	4.9
Segment operating margin	7.4%	2.2%	1.2%
Depreciation and amortization	27.6	17.2	16.4
Capital expenditures	13.6	5.6	4.9
Total segment assets	886.2	899.4	457.7

Asia Pacific
Net revenues	106.4	123.4	164.9
Segment operating income (loss)	6.1	(3.4)	2.3
Segment operating margin	5.7%	(2.8)%	1.4%
Depreciation and amortization	2.4	2.1	1.1
Capital expenditures	1.1	2.0	1.5
Total segment assets	177.4	237.1	442.2

Total net revenues	$2,238.0	$2,068.1	$2,118.3

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$490.1	$423.2	$394.5
Unallocated corporate expense	64.6	64.6	68.2
Interest expense	64.3	52.9	53.8
Loss on divestitures	84.4	104.2	—
Other expense (income), net	(18.2)	(7.8)	4.6
Total earnings before income taxes	$295.0	$209.3	$267.9

Depreciation and amortization from reportable segments	$56.4	$45.7	$42.3
Unallocated depreciation and amortization	5.0	3.1	1.9
Total depreciation and amortization	$61.4	$48.8	$44.2
Capital expenditures from reportable segments	$36.2	$26.5	$30.0
Corporate capital expenditures	6.3	8.7	21.5
Total capital expenditures	$42.5	$35.2	$51.5
Assets from reportable segments	$1,916.3	$1,942.6	$1,890.6
Unallocated assets (a)	331.1	320.4	125.3
Total assets	$2,247.4	$2,263.0	$2,015.9

(a)	Unallocated assets consists of debt issuance costs, deferred income tax balances and cash.

Revenues by destination and product as well as long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2016	2015	2014
Revenues
United States	$1,531.2	$1,425.1	$1,332.0
Non-U.S.	706.8	643.0	786.3
Total	$2,238.0	$2,068.1	$2,118.3

In millions	2016	2015	2014
Revenues
Mechanical products	$1,793.1	$1,661.4	$1,685.0
All other	444.9	406.7	433.3
Total	$2,238.0	$2,068.1	$2,118.3

Less than 10% of the Company's net revenues come from the sale of services.

In millions	2016	2015
Long-lived assets
United States	$117.1	$134.9
Non-U.S.	402.3	400.2
Total	$519.4	$535.1

NOTE 23 – SUBSEQUENT EVENTS

On January 3, 2017, the Company acquired Republic Doors & Frames, Inc. through one of its subsidiaries.

On February 2, 2017, the Company's Board of Directors declared a quarterly dividend of $0.16 cents per ordinary share. The dividend is payable March 31, 2017 to shareholders of record on March 15, 2017.

Also on February 2, 2017, the Company's Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares. This new stock repurchase authorization replaces the authorization established in 2014.

NOTE 24 – GUARANTOR FINANCIAL INFORMATION

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2023 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the "Other Subsidiary Guarantors") are guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of December 31, 2016 and for the years ended December 31, 2016, 2015 and 2014, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Subsidiary Guarantors are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,589.3	$1,081.4	$(432.7)	$2,238.0
Cost of goods sold	—	—	918.7	766.7	(432.7)	1,252.7
Selling and administrative expenses	4.7	—	331.3	223.8	—	559.8
Operating income (loss)	(4.7)	—	339.3	90.9	—	425.5
Equity earnings (loss) in affiliates, net of tax	277.4	148.3	0.3	306.6	(732.6)	—
Interest expense	43.5	20.2	—	0.6	—	64.3
Intercompany interest and fees	(0.4)	97.9	(147.2)	49.7	—	—
Loss on divestitures	—	—	—	84.4	—	84.4
Other (income) expense, net	—	—	(19.4)	1.2	—	(18.2)
Earnings (loss) before income taxes	229.6	30.2	506.2	261.6	(732.6)	295.0
Provision (benefit) for income taxes	0.5	(45.5)	199.4	(90.6)	—	63.8
Net earnings (loss)	229.1	75.7	306.8	352.2	(732.6)	231.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	2.1	—	2.1
Net earnings (loss) attributable to Allegion plc	$229.1	$75.7	$306.8	$350.1	$(732.6)	$229.1

Total comprehensive income (loss)	$197.0	$79.4	$313.8	$306.9	$(698.4)	$198.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	1.7	—	1.7
Total comprehensive income (loss) attributable to Allegion plc	$197.0	$79.4	$313.8	$305.2	$(698.4)	$197.0

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,506.0	$761.6	$(199.5)	$2,068.1
Cost of goods sold	—	—	859.2	539.3	(199.5)	1,199.0
Selling and administrative expenses	4.7	(0.1)	307.1	198.8	—	510.5
Operating income (loss)	(4.7)	0.1	339.7	23.5	—	358.6
Equity earnings (loss) in affiliates, net of tax	190.6	167.2	3.8	291.6	(653.2)	—
Interest expense	31.2	21.1	—	0.6	—	52.9
Intercompany interest and fees	(0.4)	95.0	(140.0)	45.4	—	—
Loss on divestitures	—	—	—	104.2	—	104.2
Other (income) expense, net	(0.2)	—	0.9	(8.5)	—	(7.8)
Earnings (loss) before income taxes	155.3	51.2	482.6	173.4	(653.2)	209.3
Provision (benefit) for income taxes	1.2	(44.7)	187.1	(89.0)	—	54.6
Earnings (loss) from continuing operations	154.1	95.9	295.5	262.4	(653.2)	154.7
Discontinued operations, net of tax	—	—	(0.1)	(0.3)	—	(0.4)
Net earnings (loss)	154.1	95.9	295.4	262.1	(653.2)	154.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$154.1	$95.9	$295.4	$261.7	$(653.2)	$153.9

Total comprehensive income (loss)	$69.8	$95.6	$290.2	$183.7	$(570.4)	$68.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$69.8	$95.6	$290.2	$184.6	$(570.4)	$69.8

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,399.9	$916.4	$(198.0)	$2,118.3
Cost of goods sold	—	—	803.1	659.5	(198.0)	1,264.6
Selling and administrative expenses	4.5	0.2	304.4	218.3	—	527.4
Operating income (loss)	(4.5)	(0.2)	292.4	38.6	—	326.3
Equity earnings (loss) in affiliates, net of tax	182.0	170.8	6.9	351.5	(711.2)	—
Interest expense	5.6	58.0	—	1.0	(10.8)	53.8
Intercompany interest and fees	(3.2)	63.0	(285.5)	225.7	—	—
Other (income) expense, net	(0.1)	—	(0.2)	4.9	—	4.6
Earnings (loss) before income taxes	175.2	49.6	585.0	158.5	(700.4)	267.9
Provision (benefit) for income taxes	—	(46.7)	222.6	(95.7)	4.0	84.2
Earnings (loss) from continuing operations	175.2	96.3	362.4	254.2	(704.4)	183.7
Discontinued operations, net of tax	—	—	—	(11.1)	—	(11.1)
Net earnings (loss)	175.2	96.3	362.4	243.1	(704.4)	172.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Net earnings (loss) attributable to Allegion plc	$175.2	$96.3	$362.4	$245.7	$(704.4)	$175.2

Total comprehensive income (loss)	$123.7	$96.3	$362.4	$242.4	$(704.4)	$120.4
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)
Total comprehensive income (loss) attributable to Allegion plc	$123.7	$96.3	$362.4	$245.7	$(704.4)	$123.7

Condensed and Consolidated Balance Sheet
December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$0.5	$0.1	$166.0	$145.8	$—	$312.4
Accounts and notes receivable, net	—	—	140.0	120.0	—	260.0
Inventories	—	—	77.6	143.0	—	220.6
Other current assets	0.4	49.7	9.4	142.9	(168.3)	34.1
Assets held for sale	—	—	—	2.2	—	2.2
Accounts and notes receivable affiliates	—	331.6	395.0	320.6	(1,047.2)	—
Total current assets	0.9	381.4	788.0	874.5	(1,215.5)	829.3
Investment in affiliates	1,229.4	2,814.1	193.4	3,422.6	(7,659.5)	—
Property, plant and equipment, net	—	—	122.0	104.6	—	226.6
Intangible assets, net	—	—	180.8	893.4	—	1,074.2
Notes receivable affiliates	53.2	1,149.8	3,444.7	1,679.8	(6,327.5)	—
Other noncurrent assets	5.4	14.8	61.9	35.2	—	117.3
Total assets	$1,288.9	$4,360.1	$4,790.8	$7,010.1	$(15,202.5)	$2,247.4
Current liabilities:
Accounts payable and accruals	$7.0	$4.7	$353.2	$184.8	$(168.3)	$381.4
Short-term borrowings and current maturities of long-term debt	46.9	—	—	1.3	—	48.2
Accounts and note payable affiliates	0.4	36.4	629.6	380.8	(1,047.2)	—
Total current liabilities	54.3	41.1	982.8	566.9	(1,215.5)	429.6
Long-term debt	1,120.2	294.4	—	1.0	—	1,415.6
Note payable affiliate	—	2,690.7	53.3	3,583.5	(6,327.5)	—
Other noncurrent liabilities	1.1	—	138.7	146.0	—	285.8
Total liabilities	1,175.6	3,026.2	1,174.8	4,297.4	(7,543.0)	2,131.0
Equity:
Total shareholders equity (deficit)	113.3	1,333.9	3,616.0	2,709.6	(7,659.5)	113.3
Noncontrolling interests	—	—	—	3.1	—	3.1
Total equity (deficit)	113.3	1,333.9	3,616.0	2,712.7	(7,659.5)	116.4
Total liabilities and equity	$1,288.9	$4,360.1	$4,790.8	$7,010.1	$(15,202.5)	$2,247.4

Condensed and Consolidated Balance Sheet
December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$3.3	$0.3	$73.8	$122.3	$—	$199.7
Accounts and notes receivable, net	—	—	121.6	181.8	—	303.4
Inventories	—	—	106.7	97.4	—	204.1
Other current assets	0.5	44.7	9.9	(27.2)	—	27.9
Accounts and notes receivable affiliates	248.6	356.4	375.9	324.5	(1,305.4)	—
Total current assets	252.4	401.4	687.9	698.8	(1,305.4)	735.1
Investment in affiliates	986.2	3,001.4	192.9	4,660.2	(8,840.7)	—
Property, plant and equipment, net	—	—	147.6	77.2	—	224.8
Intangible assets, net	—	—	181.4	905.1	—	1,086.5
Notes receivable affiliates	—	1,144.2	3,549.9	1,726.3	(6,420.4)	—
Other noncurrent assets	10.8	1.5	82.1	122.2	—	216.6
Total assets	$1,249.4	$4,548.5	$4,841.8	$8,189.8	$(16,566.5)	$2,263.0
Current liabilities:
Accounts payable and accruals	$8.2	$4.3	$356.7	$12.3	$—	$381.5
Short-term borrowings and current maturities of long-term debt	46.9	—	0.1	18.6	—	65.6
Accounts and note payable affiliates	0.3	57.5	636.4	611.2	(1,305.4)	—
Total current liabilities	55.4	61.8	993.2	642.1	(1,305.4)	447.1
Long-term debt	1,168.4	289.1	—	—	—	1,457.5
Note payable affiliate	—	2,750.8	—	3,669.6	(6,420.4)	—
Other noncurrent liabilities	—	1.2	124.7	202.8	—	328.7
Total liabilities	1,223.8	3,102.9	1,117.9	4,514.5	(7,725.8)	2,233.3
Equity:
Total shareholders equity (deficit)	25.6	1,445.6	3,723.9	3,671.2	(8,840.7)	25.6
Noncontrolling interests	—	—	—	4.1	—	4.1
Total equity (deficit)	25.6	1,445.6	3,723.9	3,675.3	(8,840.7)	29.7
Total liabilities and equity	$1,249.4	$4,548.5	$4,841.8	$8,189.8	$(16,566.5)	$2,263.0

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(25.6)	$34.1	$584.7	$631.5	$(847.2)	$377.5
Cash flows from investing activities:
Capital expenditures	—	—	(19.4)	(23.1)	—	(42.5)
Acquisition of businesses, net of cash acquired	—	—	—	(31.4)	—	(31.4)
Proceeds from sales and maturities of marketable securities	—	—	—	14.1	—	14.1
Proceeds (payments) related to business dispositions	—	—	—	(4.3)	—	(4.3)
Other investing activities, net	—	—	—	0.1	—	0.1
Net cash used in investing activities	—	—	(19.4)	(44.6)	—	(64.0)
Cash flows from financing activities:
Net debt repayments	(47.0)	—	—	(17.4)	—	(64.4)
Debt issuance costs	(0.3)	—	—	—	—	(0.3)
Net inter-company proceeds (payments)	195.4	(34.3)	214.9	(376.0)	—	—
Dividends paid to shareholders	(46.0)	—	—	—	—	(46.0)
Dividends paid to noncontrolling interests	—	—	—	(2.7)	—	(2.7)
Dividends paid	—	—	(688.0)	(159.2)	847.2	—
Repurchase of ordinary shares	(85.1)	—	—	—	—	(85.1)
Other financing activities, net	5.8	—	—	(3.3)	—	2.5
Net cash provided by (used in) financing activities	22.8	(34.3)	(473.1)	(558.6)	847.2	(196.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.8)	—	(4.8)
Net increase (decrease) in cash and cash equivalents	(2.8)	(0.2)	92.2	23.5	—	112.7
Cash and cash equivalents - beginning of period	3.3	0.3	73.8	122.3	—	199.7
Cash and cash equivalents - end of period	$0.5	$0.1	$166.0	$145.8	$—	$312.4

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$(23.4)	$125.8	$484.7	$682.1	$(1,011.8)	$257.4
Net cash used in discontinued operating activities	—	—	(0.1)	(0.3)	—	(0.4)
Net cash provided by (used in) operating activities	$(23.4)	$125.8	$484.6	$681.8	$(1,011.8)	$257.0
Cash flows from investing activities:
Capital expenditures	—	—	(27.2)	(8.0)	—	(35.2)
Acquisition of businesses, net of cash acquired	—	—	(31.3)	(480.0)	—	(511.3)
Proceeds from sales and maturities of marketable securities	—	—	—	12.3	—	12.3
Proceeds from business disposition, net of cash sold	—	—	4.4	(4.3)	—	0.1
Other investing activities, net	—	—	0.1	0.2	—	0.3
Net cash used in investing activities	—	—	(54.0)	(479.8)	—	(533.8)
Cash flows from financing activities:
Net debt proceeds	263.8	—	—	14.5	—	278.3
Debt issuance costs	(9.0)	—	—	—	—	(9.0)
Net inter-company proceeds (payments)	(200.9)	(126.0)	230.6	96.3	—	—
Dividends paid to shareholders	(38.3)	—	—	—	—	(38.3)
Dividends paid to noncontrolling interests	—	—	—	(20.0)	—	(20.0)
Dividends paid	—	—	(713.7)	(298.1)	1,011.8	—
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	14.0	—	—	—	—	14.0
Net cash provided by (used in) financing activities	(0.4)	(126.0)	(483.1)	(207.3)	1,011.8	195.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.0)	—	(9.0)
Net decrease in cash and cash equivalents	(23.8)	(0.2)	(52.5)	(14.3)	—	(90.8)
Cash and cash equivalents - beginning of period	27.1	0.5	126.3	136.6	—	290.5
Cash and cash equivalents - end of period	$3.3	$0.3	$73.8	$122.3	$—	$199.7

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2014

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$105.4	$(847.5)	$567.2	$1,172.4	$(738.5)	$259.0
Net cash used in discontinued operating activities	—	—	—	(3.1)	—	(3.1)
Net cash provided by (used in) operating activities	105.4	(847.5)	567.2	1,169.3	(738.5)	255.9
Cash flows from investing activities:
Capital expenditures	—	—	(41.6)	(9.9)	—	(51.5)
Acquisition of businesses, net of cash acquired	—	—	—	(25.2)	—	(25.2)
Capital contributions to subsidiaries	(975.0)	(135.0)	—	(160.7)	1,270.7	—
Proceeds from business disposition, net of cash sold	—	—	—	1.2	—	1.2
Other investing activities, net	—	—	0.5	40.2	—	40.7
Net cash provided by (used in) investing activities	(975.0)	(135.0)	(41.1)	(154.4)	1,270.7	(34.8)
Cash flows from financing activities:
Net debt (repayments) proceeds	962.8	(1,000.0)	—	(40.8)	—	(78.0)
Debt issuance costs	(5.8)	—	—	—	—	(5.8)
Net inter-company proceeds (payments)	—	1,822.3	(44.1)	(1,778.2)	—	—
Capital contributions received	—	160.7	7.0	1,103.0	(1,270.7)	—
Dividends paid to shareholders	(30.0)	—	—	—	—	(30.0)
Dividends paid to noncontrolling interests	—	—	—	(4.5)	—	(4.5)
Dividends paid	—	—	(441.5)	(297.0)	738.5	—
Repurchase of ordinary shares	(50.3)	—	—	—	—	(50.3)
Other financing activities, net	18.6	—	—	—	—	18.6
Net cash provided by (used in) financing activities	895.3	983.0	(478.6)	(1,017.5)	(532.2)	(150.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.0)	—	(8.0)
Net increase (decrease) in cash and cash equivalents	25.7	0.5	47.5	(10.6)	—	63.1
Cash and cash equivalents - beginning of period	1.4	—	78.8	147.2	—	227.4
Cash and cash equivalents - end of period	$27.1	$0.5	$126.3	$136.6	$—	$290.5

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2016, 2015 AND 2014
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2013	$2.4
Additions charged to costs and expenses	2.1
Deductions*	(1.1)
Currency translation	(0.2)
Balance December 31, 2014	3.2
Additions charged to costs and expenses	1.6
Deductions*	(1.5)
Business acquisitions and divestitures, net	0.9
Currency translation	(0.4)
Balance December 31, 2015	3.8
Additions charged to costs and expenses	0.1
Deductions*	(1.1)
Business acquisitions and divestitures, net	—
Currency translation	(0.1)
Balance December 31, 2016	$2.7

(*)	"Deductions" include accounts and advances written off, less recoveries.