Form 10-Q
period 2017-06-30
Allegion plc
filed 2017-07-27
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of July 24, 2017 was 94,984,951.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$627.0	$584.9	$1,175.8	$1,087.2
Cost of goods sold	346.0	317.5	654.0	603.5
Selling and administrative expenses	146.9	143.1	288.9	276.9
Operating income	134.1	124.3	232.9	206.8
Interest expense	16.1	16.5	32.0	32.8
Other income, net	(5.2)	(8.6)	(4.6)	(17.4)
Earnings before income taxes	123.2	116.4	205.5	191.4
Provision for income taxes	17.4	21.0	31.0	37.2
Net earnings	105.8	95.4	174.5	154.2
Less: Net earnings attributable to noncontrolling interests	0.3	0.4	0.6	1.5
Net earnings attributable to Allegion plc	$105.5	$95.0	$173.9	$152.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.11	$0.99	$1.82	$1.59
Diluted net earnings	$1.10	$0.98	$1.81	$1.58
Weighted-average shares outstanding
Basic	95.2	95.8	95.3	95.9
Diluted	95.9	96.8	96.0	96.8

Dividends declared per ordinary share	$0.16	$0.12	$0.32	$0.24

Total comprehensive income	$153.1	$69.0	$234.8	$155.9
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.4)	1.2	2.2
Total comprehensive income attributable to Allegion plc	$152.4	$69.4	$233.6	$153.7

See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$245.5	$312.4
Accounts and notes receivable, net	310.9	260.0
Inventories	247.8	220.6
Other current assets	35.0	36.3
Total current assets	839.2	829.3
Property, plant and equipment, net	241.3	226.6
Goodwill	745.7	716.8
Intangible assets, net	386.8	357.4
Other noncurrent assets	121.6	117.3
Total assets	$2,334.6	$2,247.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194.6	$179.9
Accrued expenses and other current liabilities	195.3	201.5
Short-term borrowings and current maturities of long-term debt	46.9	48.2
Total current liabilities	436.8	429.6
Long-term debt	1,394.1	1,415.6
Other noncurrent liabilities	234.3	285.8
Total liabilities	2,065.2	2,131.0
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (94,980,455 and 95,273,927 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	0.9	1.0
Retained earnings	468.9	376.6
Accumulated other comprehensive loss	(204.5)	(264.3)
Total Allegion plc shareholders’ equity	265.3	113.3
Noncontrolling interests	4.1	3.1
Total equity	269.4	116.4
Total liabilities and equity	$2,334.6	$2,247.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2017	2016
Cash flows from operating activities:
Net earnings	$174.5	$154.2
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	32.7	33.5
Discretionary pension plan contribution	(50.0)	—
Changes in assets and liabilities and other non-cash items	(93.2)	(86.5)
Net cash provided by operating activities	64.0	101.2
Cash flows from investing activities:
Capital expenditures	(21.4)	(16.5)
Acquisition of and equity investments in businesses, net of cash acquired	(20.8)	(31.4)
Proceeds from sale of marketable securities	—	14.1
Proceeds from sale of equity investment	15.2	—
Other investing activities, net	1.1	(4.7)
Net cash used in investing activities	(25.9)	(38.5)
Cash flows from financing activities:
Short-term borrowings, net	(1.3)	—
Payments of long-term debt	(23.5)	(40.5)
Debt repayments, net	(24.8)	(40.5)
Dividends paid to ordinary shareholders	(30.4)	(22.9)
Acquisition/divestiture of noncontrolling interests	—	(0.4)
Repurchase of ordinary shares	(60.0)	(30.0)
Other financing activities, net	4.7	(1.2)
Net cash used in financing activities	(110.5)	(95.0)
Effect of exchange rate changes on cash and cash equivalents	5.5	1.7
Net decrease in cash and cash equivalents	(66.9)	(30.6)
Cash and cash equivalents - beginning of period	312.4	199.7
Cash and cash equivalents - end of period	$245.5	$169.1
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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Previously, GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company elected to adopt early on January 1, 2017. As a result, during the first quarter of 2017, the Company recognized a cumulative effect within retained earnings of $5.0 million with an offset to other current assets and other noncurrent assets.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption ("modified retrospective method"). This guidance will be effective for the Company January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company has completed an assessment of the new standard’s impact and a technical assessment of material customer contracts. The Company will choose the modified retrospective method upon adoption in 2018. The adoption of the new standard will not have a material impact on the Company's condensed and consolidated statements of comprehensive income, balance sheets or statements of cash flows. The Company will expand the condensed and consolidated financial statement disclosures in order to comply with ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The ASU is effective for annual periods

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company anticipates that the adoption of ASU 2016-02 will materially affect its condensed and consolidated balance sheets and will require changes to its systems and processes. The Company is assessing what impact ASU 2016-02 will have on the condensed and consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 will have on the condensed and consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles– Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.
The ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests after January 1, 2017. The Company is assessing what impact ASU 2017-04 will have on the condensed and consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for annual periods beginning after December 15, 2017. The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company is still assessing the impact of ASU 2017-07 but does not believe it will have a material impact on the condensed and consolidated financial statements.

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.

The major classes of inventory were as follows:

In millions	June 30, 2017	December 31, 2016
Raw materials	$70.3	$56.7
Work-in-process	28.4	23.6
Finished goods	149.1	140.3
Total	$247.8	$220.6

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2016 (gross)	$372.9	$736.1	$93.3	$1,202.3
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2016 (net)	372.9	257.5	86.4	716.8
Acquisitions and settlements	3.3	(1.7)	1.3	2.9
Currency translation	—	21.5	4.5	26.0
June 30, 2017 (net)	$376.2	$277.3	$92.2	$745.7

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$51.2	$(28.1)	$23.1	$48.0	$(25.3)	$22.7
Customer relationships	309.4	(63.3)	246.1	278.9	(51.6)	227.3
Trademarks (finite-lived)	85.2	(42.2)	43.0	78.5	(37.3)	41.2
Other	12.6	(10.5)	2.1	11.0	(9.4)	1.6
Total finite-lived intangible assets	458.4	$(144.1)	314.3	416.4	$(123.6)	292.8
Trademarks (indefinite-lived)	72.5		72.5	64.6		64.6
Total	$530.9		$386.8	$481.0		$357.4

Intangible asset amortization expense was $10.6 million and $10.2 million for the six months ended June 30, 2017 and 2016. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $21.7 million for full year 2017, $21.7 million for 2018, $20.8 million for 2019, $20.8 million for 2020, and $20.8 million for 2021.

Note 6 – Acquisitions

On January 3, 2017, the Company acquired Republic Doors & Frames, LLC. through one of its subsidiaries. In 2016, we completed one business acquisition (Trelock GmbH). These acquisitions did not have a material impact on the condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 7 – Divestitures

On April 5, 2017, iDevices LLC, including the Company's equity investment, was acquired by a third party. The Company recorded a $4.9 million gain in the second quarter of 2017 within Other income, net.

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

Note 8 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2017	December 31, 2016
Term Loan A Facility	$856.3	$879.8
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	1.0	2.3
Unamortized debt issuance costs, net	(16.3)	(18.3)
Total debt	1,441.0	1,463.8
Less current portion of long-term debt	46.9	48.2
Total long-term debt	$1,394.1	$1,415.6

Senior Secured Credit Facilities

The Company has credit facilities consisting of a $938.4 million Term Loan Facility due in 2020 (the "Term Loan A Facility") and a $500.0 million Senior Secured Revolving Credit Facility (the "Revolver") maturing in 2020. The Company refers to these credit facilities as its "Senior Secured Credit Facilities."

The applicable margin for LIBOR rate borrowings range from 1.375% to 1.875% and the applicable margin for base rate borrowings range from 0.375% to 0.875%, in each case depending on the corporate credit or family rating. The Senior Secured Credit Facilities mature on October 15, 2020.

Outstanding borrowings under the Senior Secured Credit Facilities currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Loan A Facility borrowings was 1.375% as of June 30, 2017.

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

The Company repaid $23.5 million of principal on its Term Loan A Facility during the six months ended June 30, 2017. At June 30, 2017, the Company did not have any borrowings outstanding under the Revolver and had $19.2 million of letters of credit outstanding. Allegion plc is the primary borrower under the Senior Secured Credit Facilities.

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

The weighted-average interest rate for borrowings was 2.7% under the Term Loan A Facility (including the effect of interest rate swaps) at June 30, 2017, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

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

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $93.0 million and $132.6 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, gains of $0.2 million and $0.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2017, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
To manage the Company's exposure to fluctuations in LIBOR rates, the Company has forward starting interest rate swaps to fix the interest rate paid during the contract period for $525.0 million of the Company's variable rate Term Loan A Facility. Swaps with notional amounts totaling $275.0 million expire in September 2017 and swaps effective in September 2017 with notional amounts totaling $250.0 million expire in December 2020.
These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At June 30, 2017 and December 31, 2016, gains of $2.1 million and $2.6 million, net of tax, were recorded in Accumulated other comprehensive loss related to these interest rate swaps. No gains are expected to be reclassified into Net earnings over the next twelve months. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedges:
Currency derivatives	$—	$0.7	$0.8	$0.1
Interest rate swaps	3.4	4.6	—	0.4
Derivatives not designated as hedges:
Currency derivatives	0.2	0.3	0.4	0.2
Total derivatives	$3.6	$5.6	$1.2	$0.7
Asset and liability currency derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively. Asset and liability interest rate swap derivatives included in the table above are recorded within Other noncurrent assets and Accrued expenses and other current liabilities.
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives	$0.7	$1.9	Cost of goods sold	$1.9	$2.0
Interest rate swaps	(1.1)	(2.1)	Interest expense	—	—
Total	$(0.4)	$(0.2)		$1.9	$2.0
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives	$1.6	$2.3	Cost of goods sold	$3.0	$5.3
Interest rate swaps	(0.8)	(3.5)	Interest expense	—	—
Total	$0.8	$(1.2)		$3.0	$5.3

The gains and losses associated with the Company's non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other income, net in the condensed and consolidated statements of comprehensive income.

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
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Service cost	$2.2	$2.4	$4.4	$4.7
Interest cost	2.6	2.5	5.1	5.0
Expected return on plan assets	(3.0)	(2.6)	(5.9)	(5.1)
Net amortization of:
Prior service costs	0.1	0.1	0.2	0.3
Plan net actuarial losses	1.2	1.4	2.3	2.7
Net periodic pension benefit cost	$3.1	$3.8	$6.1	$7.6

	Non-U.S.
	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Service cost	$0.8	$0.9	$1.6	$1.7
Interest cost	2.2	2.9	4.3	5.8
Expected return on plan assets	(3.5)	(3.7)	(6.9)	(7.4)
Amortization of plan net actuarial losses	0.5	0.5	0.9	1.1
Net periodic pension benefit cost (income)	$—	$0.6	$(0.1)	$1.2

The Company made employer contributions of $52.1 million (of which $50.0 million was discretionary) and $2.1 million during the six months ended June 30, 2017 and 2016 to its defined benefit pension plans. Additional contributions of approximately $7.4 million are expected during the remainder of 2017.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit income for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Interest cost	$0.1	$0.1	$0.2	$0.2
Net amortization of:
Prior service gains	(0.4)	(0.4)	(0.8)	(0.8)
Plan net actuarial gains	(0.1)	—	(0.1)	—
Net periodic postretirement benefit income	$(0.4)	$(0.3)	$(0.7)	$(0.6)

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at June 30, 2017 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$3.4	$—	$3.4
Currency derivatives	—	0.2	—	0.2
Total asset recurring fair value measurements	$—	$3.6	$—	$3.6
Liabilities:
Currency derivatives	$—	$1.2	$—	$1.2
Deferred compensation plans	—	18.9	—	18.9
Total liability recurring fair value measurements	$—	$20.1	$—	$20.1
Financial instruments not carried at fair value
Total debt	$—	$1,488.2	$—	$1,488.2
Total financial instruments not carried at fair value	$—	$1,488.2	$—	$1,488.2
Assets and liabilities measured at fair value at December 31, 2016 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swap	$—	$4.6	$—	$4.6
Currency derivatives	—	1.0	—	1.0
Total asset recurring fair value measurements	$—	$5.6	$—	$5.6
Liabilities:
Currency derivatives	$—	$0.3	$—	$0.3
Deferred compensation plans	—	16.8	—	16.8
Total liability recurring fair value measurements	$—	$17.5	$—	$17.5
Financial instruments not carried at fair value
Total debt	$—	$1,510.6	$—	$1,510.6
Total financial instruments not carried at fair value	$—	$1,510.6	$—	$1,510.6
The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Currency derivatives – These instruments include foreign currency contracts for non-functional currency balance sheet exposures. The fair value of the foreign currency contracts are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.

•
Interest rate swaps – These instruments include interest rate swap contracts for up to $525.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

•
Deferred compensation plans - These include obligations related to deferred compensation adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

•
Debt – These securities are recorded at cost and include debt instruments maturing through 2024. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2017 are the same as those used at December 31, 2016. There have been no significant transfers between Level 1 and Level 2 categories.

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2016	95.3
Shares issued under incentive plans, net	0.5
Repurchase of ordinary shares	(0.8)
June 30, 2017	95.0
During the six months ended June 30, 2017, the Company paid $60.0 million to repurchase 0.8 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the six months ended June 30, 2017 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$113.3	$3.1	$116.4
Net earnings	173.9	0.6	174.5
Currency translation	63.5	0.6	64.1
Change in value of derivatives qualifying as cash flow hedges, net of tax	(1.5)	—	(1.5)
Pension and OPEB adjustments, net of tax	(2.3)	—	(2.3)
Total comprehensive income	233.6	1.2	234.8
Cumulative effect of change in accounting principle	(5.0)	—	(5.0)
Share-based compensation	9.0	—	9.0
Dividends to noncontrolling interests	—	(0.1)	(0.1)
Dividends to ordinary shareholders	(30.4)	—	(30.4)
Repurchase of ordinary shares	(60.0)	—	(60.0)
Shares issued under incentive plans, net	4.8	—	4.8
Other	—	(0.1)	(0.1)
Balance at June 30, 2017	$265.3	$4.1	$269.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2016 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$25.6	$4.1	$29.7
Net earnings	152.7	1.5	154.2
Currency translation	8.2	0.7	8.9
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(19.1)	—	(19.1)
Pension and OPEB adjustments, net of tax	11.9	—	11.9
Total comprehensive income	153.7	2.2	155.9
Share-based compensation	8.8	—	8.8
Acquisition/divestiture of noncontrolling interests	(0.4)	—	(0.4)
Dividends to noncontrolling interests	—	(2.7)	(2.7)
Dividends to ordinary shareholders	(23.1)	—	(23.1)
Shares issued under incentive plans, net	4.6	—	4.6
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at June 30, 2016	$139.2	$3.6	$142.8
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2017 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)
Other comprehensive income (loss) before reclassifications	0.9	(4.1)	63.5	60.3
Amounts reclassified from accumulated other comprehensive income	(3.0)	2.5	—	(0.5)
Tax expense (benefit)	0.6	(0.6)	—	—
June 30, 2017	$1.9	$(122.7)	$(83.7)	$(204.5)

The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income (loss) before reclassifications	(1.0)	9.4	8.2	16.6
Amounts reclassified from accumulated other comprehensive income	(18.9)	3.3	—	(15.6)
Tax (benefit) expense	0.8	(0.8)	—	—
June 30, 2016	$(5.1)	$(127.4)	$(98.7)	$(231.2)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(1.9)	$(3.0)	Cost of goods sold
	(1.9)	(3.0)	Earnings before income taxes
	0.5	0.8	Provision for income taxes
	$(1.4)	$(2.2)	Net earnings

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.6)	(a)
Actuarial losses	1.6	3.1	(a)
	1.3	2.5	Loss before income taxes
	(0.3)	(0.6)	Tax benefit
	$1.0	$1.9	Net loss

Total reclassifications for the period	$(0.4)	$(0.3)	Net loss
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(2.0)	$(5.3)	Cost of goods sold
	(2.0)	(5.3)	Earnings before income taxes
	—	0.8	Provision for income taxes
	$(2.0)	$(4.5)	Net earnings

Gains on marketable securities:
Realized gain on sale of securities	$(7.8)	$(13.6)	Other, net
	(7.8)	(13.6)	Earnings before income taxes
	—	—	Provision for income taxes
	$(7.8)	$(13.6)	Net earnings

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.5)	(a)
Actuarial losses	1.9	3.8	(a)
	1.6	3.3	Loss before income taxes
	(0.4)	(0.8)	Tax benefit
	$1.2	$2.5	Net loss

Total reclassifications for the period	$(8.6)	$(15.6)	Net earnings
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
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense

Share-based compensation expense is included in selling and administrative expenses within net income. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Stock options	$0.8	$0.9	$2.0	$2.2
RSUs	1.8	2.1	4.2	4.1
PSUs	1.4	1.2	3.1	2.5
Deferred compensation	0.6	0.2	1.4	0.4
Pre-tax expense	4.6	4.4	10.7	9.2
Tax benefit	(1.5)	(1.3)	(3.5)	(2.7)
After-tax expense	$3.1	$3.1	$7.2	$6.5

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2017		2016
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	165,113	$18.22	230,259	$15.86
RSUs	107,423	$72.46	109,241	$58.42

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2017, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

Note 14 – Restructuring Activities

During the three months ended June 30, 2017 and 2016, the Company incurred costs of $0.3 million and $1.6 million, respectively, associated with ongoing restructuring actions. During the six months ended June 30, 2017 and 2016, the Company incurred costs of $1.1 million and $1.9 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

Restructuring Plans

Restructuring charges recorded during the three and six months ended June 30 as part of restructuring plans were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Americas	$0.1	$1.3	$—	$1.4
EMEIA	0.2	0.2	1.1	0.4
Asia Pacific	—	0.1	—	0.1
Total	$0.3	$1.6	$1.1	$1.9

Cost of goods sold	0.4	0.1	0.4	0.2
Selling and administrative expenses	(0.1)	1.5	0.7	1.7
Total	$0.3	$1.6	$1.1	$1.9

The EMEIA charges primarily related to workforce reductions in an effort to increase efficiencies.

The changes in the restructuring reserve during the six months ended June 30, 2017 were as follows:

In millions	Americas	EMEIA	Total
December 31, 2016	$0.3	$3.2	$3.5
Additions, net of reversals	—	1.1	1.1
Cash and non-cash uses	(0.1)	(3.3)	(3.4)
Currency translation	—	0.1	0.1
June 30, 2017	$0.2	$1.1	$1.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The majority of the costs accrued as of June 30, 2017 will be paid within one year.

The Company incurred other non-qualified restructuring charges of $0.7 million and $1.5 million during the three and six months ended June 30, 2017, respectively, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Note 15 – Other Income, Net
The components of Other income, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Interest income	$(0.2)	$(0.9)	$(0.3)	$(1.4)
Exchange loss (gain)	0.4	(0.6)	0.5	2.4
Earnings from and gains on the sale of equity investments	(5.2)	(0.5)	(4.6)	(4.0)
Other	(0.2)	(6.6)	(0.2)	(14.4)
Other income, net	$(5.2)	$(8.6)	$(4.6)	$(17.4)

Other income, net for the three and six months ended June 30, 2017 was primarily related to a gain of $4.9 million from the sale of iDevices, LLC.

During the three and six months ended June 30, 2016 the Company recorded gains from the sale of marketable securities of $6.6 million and $12.4 million, which is included in Other in the table above. Additionally, earnings from equity method investments included a gain recognized by an investment during the six months ended June 30, 2016.

Note 16 – Income Taxes

The effective income tax rates for the three months ended June 30, 2017 and 2016 were 14.1% and 18.0%. The decrease in the effective tax rate compared to 2016 is primarily due to the favorable benefit resulting from the release of an $8.6 million valuation allowance, which is partially offset by unfavorable changes in the mix of income earned in lower rate jurisdictions.

The effective income tax rates for the six months ended June 30, 2017 and 2016 were 15.1% and 19.4%. The decrease in the effective tax rate compared to 2016 is primarily due to the favorable benefit of vesting and exercise of share based compensation awards and a favorable benefit resulting from the release of an $8.6 million valuation allowance, which is partially offset by unfavorable changes in the mix of income earned in lower rate jurisdictions.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Weighted-average number of basic shares	95.2	95.8	95.3	95.9
Shares issuable under incentive stock plans	0.7	1.0	0.7	0.9
Weighted-average number of diluted shares	95.9	96.8	96.0	96.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

At June 30, 2017, 0.1 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Net revenues
Americas	$468.6	$436.5	$876.2	$799.5
EMEIA	129.2	121.6	247.6	240.1
Asia Pacific	29.2	26.8	52.0	47.6
Total	$627.0	$584.9	$1,175.8	$1,087.2
Segment operating income
Americas	$140.3	$130.0	$247.9	$220.2
EMEIA	8.5	8.9	15.4	16.9
Asia Pacific	2.3	2.1	2.9	2.0
Total	151.1	141.0	266.2	239.1
Reconciliation to Operating income
Unallocated corporate expense	(17.0)	(16.7)	(33.3)	(32.3)
Operating income	$134.1	$124.3	$232.9	$206.8
Reconciliation to earnings before income taxes
Interest expense	16.1	16.5	32.0	32.8
Other income, net	(5.2)	(8.6)	(4.6)	(17.4)
Earnings before income taxes	$123.2	$116.4	$205.5	$191.4

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

During the three months ended June 30, 2017 and 2016, the Company recorded $0.7 million and $2.1 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the six months ended June 30, 2017 and 2016, the company recorded $1.5 million and $3.1 million of expenses for environmental remediation at sites presently or formerly owned or leased by us.

As of June 30, 2017 and December 31, 2016, the Company has recorded reserves for environmental matters of $29.4 million and $30.6 million. Of the total reserve, $9.1 million and $9.6 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2017 and December 31, 2016 was $11.5 million and $6.1 million, respectively, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$13.3	$11.7
Reductions for payments	(3.4)	(2.9)
Accruals for warranties issued during the current period	3.9	3.6
Changes to accruals related to preexisting warranties	(0.3)	(0.3)
Translation	0.3	—
Balance at end of period	$13.8	$12.1

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2021 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are all guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Other Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Other Subsidiary Guarantors are not required to be filed with the SEC, as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$449.1	$294.8	$(116.9)	$627.0
Cost of goods sold	—	—	249.4	213.5	(116.9)	346.0
Selling and administrative expenses	1.4	—	88.9	56.6	—	146.9
Operating income (loss)	(1.4)	—	110.8	24.7	—	134.1
Equity earnings (loss) in affiliates, net of tax	118.2	48.8	1.3	89.9	(258.2)	—
Interest expense	11.3	4.8	—	—	—	16.1
Intercompany interest and fees	—	24.7	(31.1)	6.4	—	—
Other income, net	—	—	(4.7)	(0.5)	—	(5.2)
Earnings (loss) before income taxes	105.5	19.3	147.9	108.7	(258.2)	123.2
Provision (benefit) for income taxes	—	(11.3)	56.4	(27.7)	—	17.4
Net earnings (loss)	105.5	30.6	91.5	136.4	(258.2)	105.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$105.5	$30.6	$91.5	$136.1	$(258.2)	$105.5

Total comprehensive income (loss)	$152.4	$29.6	$92.0	$184.0	$(304.9)	$153.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Total comprehensive income (loss) attributable to Allegion plc	$152.4	$29.6	$92.0	$183.3	$(304.9)	$152.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$838.9	$562.4	$(225.5)	$1,175.8
Cost of goods sold	—	—	473.9	405.6	(225.5)	654.0
Selling and administrative expenses	2.5	—	174.6	111.8	—	288.9
Operating income (loss)	(2.5)	—	190.4	45.0	—	232.9
Equity earnings in affiliates, net of tax	198.7	66.8	1.9	157.7	(425.1)	—
Interest expense	22.3	9.6	—	0.1	—	32.0
Intercompany interest and fees	—	49.4	(62.1)	12.7	—	—
Other income, net	—	—	(4.1)	(0.5)	—	(4.6)
Earnings (loss) before income taxes	173.9	7.8	258.5	190.4	(425.1)	205.5
Provision (benefit) for income taxes	—	(22.7)	98.8	(45.1)	—	31.0
Net earnings (loss)	173.9	30.5	159.7	235.5	(425.1)	174.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.6	—	0.6
Net earnings (loss) attributable to Allegion plc	$173.9	$30.5	$159.7	$234.9	$(425.1)	$173.9

Total comprehensive income	233.6	29.8	161.1	295.4	(485.1)	234.8
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	1.2	—	1.2
Total comprehensive income attributable to Allegion plc	$233.6	$29.8	$161.1	$294.2	$(485.1)	$233.6

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$769.7	$533.1	$(215.6)	$1,087.2
Cost of goods sold	—	—	439.8	379.3	(215.6)	603.5
Selling and administrative expenses	2.3	—	163.3	111.3	—	276.9
Operating income (loss)	(2.3)	—	166.6	42.5	—	206.8
Equity earnings in affiliates, net of tax	177.8	63.6	0.6	156.4	(398.4)	—
Interest expense	22.2	10.2	—	0.4	—	32.8
Intercompany interest and fees	0.1	47.7	(66.0)	18.2	—	—
Other income, net	—	—	(20.4)	3.0	—	(17.4)
Earnings (loss) before income taxes	153.2	5.7	253.6	177.3	(398.4)	191.4
Provision (benefit) for income taxes	0.5	(22.3)	96.6	(37.6)	—	37.2
Net earnings (loss)	152.7	28.0	157.0	214.9	(398.4)	154.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Net earnings (loss) attributable to Allegion plc	$152.7	$28.0	$157.0	$213.4	$(398.4)	$152.7

Total comprehensive income	$153.7	$16.2	$166.6	$218.1	$(398.7)	$155.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.2	—	2.2
Total comprehensive income attributable to Allegion plc	$153.7	$16.2	$166.6	$215.9	$(398.7)	$153.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$1.7	$0.1	$109.8	$133.9	$—	$245.5
Accounts and notes receivable, net	—	—	173.3	137.6	—	310.9
Inventories	—	—	82.1	165.7	—	247.8
Other current assets	0.8	27.0	12.6	55.3	(60.7)	35.0
Accounts and notes receivable affiliates	—	399.4	465.4	329.6	(1,194.4)	—
Total current assets	2.5	426.5	843.2	822.1	(1,255.1)	839.2
Investment in affiliates	1,408.8	2,823.2	218.1	3,579.1	(8,029.2)	—
Property, plant and equipment, net	—	—	120.5	120.8	—	241.3
Goodwill and other intangible assets, net	—	—	180.4	952.1	—	1,132.5
Notes receivable affiliates	2.3	1,145.4	3,444.7	1,678.9	(6,271.3)	—
Other noncurrent assets	4.7	17.4	54.6	44.9	—	121.6
Total assets	$1,418.3	$4,412.5	$4,861.5	$7,197.9	$(15,555.6)	$2,334.6
Current liabilities:
Accounts payable and accruals	$6.7	$4.3	$231.8	$207.8	$(60.7)	$389.9
Short-term borrowings and current maturities of long-term debt	46.9	—	—	—	—	46.9
Accounts and notes payable affiliates	0.2	35.3	673.6	485.3	(1,194.4)	—
Total current liabilities	53.8	39.6	905.4	693.1	(1,255.1)	436.8
Long-term debt	1,098.1	295.0	—	1.0	—	1,394.1
Notes payable affiliate	—	2,667.3	71.4	3,532.6	(6,271.3)	—
Other noncurrent liabilities	1.1	—	87.6	145.6	—	234.3
Total liabilities	1,153.0	3,001.9	1,064.4	4,372.3	(7,526.4)	2,065.2
Equity:
Total shareholders equity (deficit)	265.3	1,410.6	3,797.1	2,821.5	(8,029.2)	265.3
Noncontrolling interests	—	—	—	4.1	—	4.1
Total equity (deficit)	265.3	1,410.6	3,797.1	2,825.6	(8,029.2)	269.4
Total liabilities and equity	$1,418.3	$4,412.5	$4,861.5	$7,197.9	$(15,555.6)	$2,334.6

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$59.4	$19.0	$114.5	$243.3	$(372.2)	$64.0
Cash flows from investing activities:
Capital expenditures	—	—	(8.9)	(12.5)	—	(21.4)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(22.2)	1.4	—	(20.8)
Proceeds from sale of equity investment	—	—	15.2	—	—	15.2
Other investing activities, net	—	—	—	1.1	—	1.1
Net cash used in investing activities	—	—	(15.9)	(10.0)	—	(25.9)
Cash flows from financing activities:
Debt repayments, net	(23.5)	—	—	(1.3)	—	(24.8)
Net inter-company proceeds (payments)	50.9	(19.0)	27.9	(59.8)	—	—
Dividends paid	—	—	(182.7)	(189.5)	372.2	—
Dividends paid to shareholders	(30.4)	—	—	—	—	(30.4)
Repurchase of ordinary shares	(60.0)	—	—	—	—	(60.0)
Other financing activities, net	4.8	—	—	(0.1)	—	4.7
Net cash provided by (used in) financing activities	(58.2)	(19.0)	(154.8)	(250.7)	372.2	(110.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.5	—	5.5
Net increase (decrease) in cash and cash equivalents	1.2	—	(56.2)	(11.9)	—	(66.9)
Cash and cash equivalents - beginning of period	0.5	0.1	166.0	145.8	—	312.4
Cash and cash equivalents - end of period	$1.7	$0.1	$109.8	$133.9	$—	$245.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$69.3	$(9.3)	$195.4	$153.4	$(307.6)	$101.2
Cash flows from investing activities:
Capital expenditures	—	—	(3.8)	(12.7)	—	(16.5)
Acquisition of businesses, net of cash acquired	—	—	—	(31.4)	—	(31.4)
Proceeds from sales of marketable securities	—	—	—	14.1	—	14.1
Other investing activities, net	—	—	—	(4.7)	—	(4.7)
Net cash used in investing activities	—	—	(3.8)	(34.7)	—	(38.5)
Cash flows from financing activities:
Debt repayments, net	(23.5)	—	—	(17.0)	—	(40.5)
Net inter-company proceeds (payments)	—	9.2	(8.5)	(0.7)	—	—
Dividends (paid) received	—	—	(193.1)	(114.5)	307.6	—
Dividends paid to shareholders	(22.9)	—	—	—	—	(22.9)
Acquisition/divestiture of noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Repurchase of ordinary shares	(30.0)	—	—	—	—	(30.0)
Other financing activities, net	4.2	—	—	(5.4)	—	(1.2)
Net cash provided by (used in) financing activities	(72.2)	9.2	(201.6)	(138.0)	307.6	(95.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.7	—	1.7
Net increase (decrease) in cash and cash equivalents	(2.9)	(0.1)	(10.0)	(17.6)	—	(30.6)
Cash and cash equivalents - beginning of period	3.3	0.3	73.8	122.3	—	199.7
Cash and cash equivalents - end of period	$0.4	$0.2	$63.8	$104.7	$—	$169.1

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

2017 Dividends

Through June 30, 2017, we paid quarterly dividends of $0.32 per ordinary share to shareholders.

Share repurchases

Through June 30, 2017, we repurchased approximately 0.8 million shares for approximately $60.0 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2017	% of revenues	2016	% of revenues
Net revenues	$627.0		$584.9
Cost of goods sold	346.0	55.2%	317.5	54.3%
Selling and administrative expenses	146.9	23.4%	143.1	24.5%
Operating income	134.1	21.4%	124.3	21.3%
Interest expense	16.1		16.5
Other income, net	(5.2)		(8.6)
Earnings before income taxes	123.2		116.4
Provision for income taxes	17.4		21.0
Net earnings	105.8		95.4
Less: Net earnings attributable to noncontrolling interests	0.3		0.4
Net earnings attributable to Allegion plc	$105.5		$95.0
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.10		$0.98
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2017 increased by 7.2%, or $42.1 million, compared with the same period in 2016, which resulted from the following:

Pricing	2.4%
Volume	3.8%
Acquisitions	1.9%
Currency exchange rates	(0.9)%
Total	7.2%
The increase in net revenues was primarily driven by higher volumes, improved pricing and acquisitions in all three segments. These increases were partially offset by unfavorable foreign currency exchange rate movements primarily due to the strengthening of the US dollar against currencies in EMEIA.

Operating Income/Margin
Operating income for the three months ended June 30, 2017 increased $9.8 million compared to the same period in 2016 and operating margin for the three months ended June 30, 2017 increased to 21.4% from 21.3% for the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2016	$124.3	21.3%
Pricing and productivity in excess of inflation	12.2	1.5%
Volume/product mix	4.4	—%
Restructuring / acquisition expenses	(0.4)	(0.1)%
Currency exchange rates	(1.1)	—%
Investment spending and other items	(5.8)	(1.0)%
Acquisitions	0.5	(0.3)%
June 30, 2017	$134.1	21.4%
Operating income increased primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and acquisitions. These increases were partially offset by increased investment spending, unfavorable foreign currency exchange rate movements and restructuring and acquisition expenses.
Operating margin increased primarily due to favorable pricing improvements and productivity in excess of inflation. The increase was partially offset by increased investment spending, restructuring and acquisition expenses and acquisitions.
Interest Expense
Interest expense for the three months ended June 30, 2017 decreased $0.4 million compared with the same period of 2016 primarily due to lower debt balances resulting from scheduled amortization of the Term Loan A Facility.
Other Income, Net
The components of Other income, net for the three months ended June 30, 2017 and 2016 were as follows:

In millions	2017	2016
Interest income	$(0.2)	$(0.9)
Exchange loss (gain)	0.4	(0.6)
Earnings from and gains on the sale of equity investments	(5.2)	(0.5)
Other	(0.2)	(6.6)
Other income, net	$(5.2)	$(8.6)

Other income, net for the three months ended June 30, 2017 was unfavorable $3.4 million compared to the same period in 2016. Other income, net for the three months ended June 30, 2017 was primarily related to a gain of $4.9 million from the sale of iDevices, LLC. During the three months ended June 30, 2016 we recorded gains from the sale of marketable securities of $6.6 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2017 and 2016 were 14.1% and 18.0%. The decrease in the effective tax rate compared to 2016 is primarily due to the favorable benefit resulting from the release of an $8.6 million valuation allowance, which is partially offset by unfavorable changes in the mix of income earned in lower rate jurisdictions.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2017	% of revenues	2016	% of revenues
Net revenues	$1,175.8		$1,087.2
Cost of goods sold	654.0	55.6%	603.5	55.5%
Selling and administrative expenses	288.9	24.6%	276.9	25.5%
Operating income	232.9	19.8%	206.8	19.0%
Interest expense	32.0		32.8
Other income, net	(4.6)		(17.4)
Earnings before income taxes	205.5		191.4
Provision for income taxes	31.0		37.2
Net earnings	174.5		154.2
Less: Net earnings attributable to noncontrolling interests	0.6		1.5
Net earnings attributable to Allegion plc	$173.9		$152.7
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.81		$1.58
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2017 increased by 8.1%, or $88.6 million, compared with the same period in 2016, which resulted from the following:

Pricing	1.8%
Volume	5.2%
Acquisitions	1.9%
Currency exchange rates	(0.8)%
Total	8.1%
The increase in net revenues was primarily driven by higher volumes, improved pricing and acquisitions in all three segments. These increases were partially offset by unfavorable foreign currency exchange rate movements primarily due to the strengthening of the US dollar against currencies in EMEIA.

Operating Income/Margin
Operating income for the six months ended June 30, 2017 increased $26.1 million compared to the same period in 2016 and operating margin for the six months ended June 30, 2017 increased to 19.8% from 19.0% for the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2016	$206.8	19.0%
Pricing and productivity in excess of inflation	15.6	1.1%
Volume/product mix	21.2	0.9%
Acquisitions	(0.3)	(0.4)%
Restructuring / acquisition expenses	(0.2)	—%
Currency exchange rates	0.2	0.2%
Investment spending and other items	(10.4)	(1.0)%
June 30, 2017	$232.9	19.8%
Operating income and operating margin increased primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and acquisitions.
Interest Expense
Interest expense for the six months ended June 30, 2017 decreased $0.8 million compared with the same period of 2016 primarily due to lower debt balances resulting from scheduled amortization of the Term Loan A Facility.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2017 and 2016 were as follows:

In millions	2017	2016
Interest income	$(0.3)	$(1.4)
Exchange loss	0.5	2.4
Earnings from and gains on the sale of equity investments	(4.6)	(4.0)
Other	(0.2)	(14.4)
Other income, net	$(4.6)	$(17.4)

Other income, net for the six months ended June 30, 2017 was unfavorable $12.8 million compared to the same period in 2016. Other income, net for the six months ended June 30, 2017 was primarily related to a gain of $4.9 million from the sale of iDevices, LLC. During the six months ended June 30, 2016, we recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2017 and 2016 were 15.1% and 19.4%. The decrease in the effective tax rate compared to 2016 is primarily due to the favorable benefit of vesting and exercise of share based compensation awards and a favorable benefit resulting from the release of an $8.6 million valuation allowance, which is partially offset by unfavorable changes in the mix of income earned in lower rate jurisdictions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in net earnings.

Segment Results of Operations - For the three and six months ended June 30

	Three months ended			Six months ended
in millions	2017	2016	% Change	2017	2016	% Change
Net revenues
Americas	$468.6	$436.5	7.4%	$876.2	$799.5	9.6%
EMEIA	129.2	121.6	6.3%	247.6	240.1	3.1%
Asia Pacific	29.2	26.8	9.0%	52.0	47.6	9.2%
Total	$627.0	$584.9		$1,175.8	$1,087.2

Segment operating income
Americas	$140.3	$130.0	7.9%	$247.9	$220.2	12.6%
EMEIA	8.5	8.9	(4.5)%	15.4	16.9	(8.9)%
Asia Pacific	2.3	2.1	9.5%	2.9	2.0	45.0%
Total	$151.1	$141.0		$266.2	$239.1

Segment operating margin
Americas	29.9%	29.8%		28.3%	27.5%
EMEIA	6.6%	7.3%		6.2%	7.1%
Asia Pacific	7.9%	7.8%		5.6%	4.2%

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

Net Revenues

Net revenues for the three months ended June 30, 2017 increased by 7.4%, or $32.1 million, compared to the same period in 2016 due to the following:

Pricing	2.7%
Volume	3.4%
Acquisitions	1.5%
Currency exchange rates	(0.2)%
Total	7.4%

The increase is primarily due to higher volumes, improved pricing and an acquisition in the current year partially offset by unfavorable foreign currency exchange movements. Net revenues from non-residential products for the three months ended June 30, 2017 increased mid single digits compared to the same period in the prior year. Net revenues from residential products for the three months ended June 30, 2017 increased low double-digits compared to the same period in the prior year primarily due to channel initiatives.

Net revenues for the six months ended June 30, 2017 increased by 9.6%, or $76.7 million, compared to the same period in 2016 due to the following:

Pricing	2.0%
Volume	6.0%
Acquisitions	1.6%
Total	9.6%

The increase is primarily due to higher volumes, improved pricing and an acquisition in the current year. Net revenues from non-residential products for the six months ended June 30, 2017 increased low double-digits compared to the same period in the prior year. Net revenues from residential products for the six months ended June 30, 2017 increased high single digits compared to the same period in the prior year primarily due to channel initiatives.

Operating income/margin

Segment operating income for the three months ended June 30, 2017 increased $10.3 million and segment operating margin increased to 29.9% from 29.8% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$130.0	29.8%
Pricing and productivity in excess of inflation	10.4	1.5%
Volume/product mix	3.6	(0.2)%
Currency exchange rates	(0.2)	—%
Investment spending	(4.1)	(0.9)%
Acquisitions	0.8	(0.3)%
Restructuring / acquisition expenses	(0.2)	—%
2017	$140.3	29.9%

The increase in operating income was primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and an acquisition in the current year. These increases were partially offset by increased investment spending primarily for new product development and channel led initiatives, restructuring and unfavorable foreign currency exchange rate movements.

The increase in operating margin was primarily due to pricing improvements and productivity in excess of inflation partially offset by volume/product mix, increased investment spending primarily for new product development and channel led initiatives and acquisitions.

Segment operating income for the six months ended June 30, 2017 increased $27.7 million and segment operating margin increased to 28.3% from 27.5% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$220.2	27.5%
Pricing and productivity in excess of inflation	11.6	0.9%
Volume/product mix	20.0	0.8%
Currency exchange rates	2.0	0.3%
Investment spending	(7.6)	(1.0)%
Acquisitions	0.7	(0.3)%
Restructuring / acquisition expenses	1.0	0.1%
2017	$247.9	28.3%

The increase in operating income was primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements, an acquisition in the current year and restructuring in the prior year. These increases were partially offset by increased investment spending primarily for new product development and channel led initiatives.

The increase in operating margin was primarily due to volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and restructuring and acquisition expenses. These increases were partially offset by increased investment spending primarily for new product development and channel led initiatives and an acquisition in the current year.

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

Net Revenues

Net revenues for the three months ended June 30, 2017 increased by 6.3%, or $7.6 million compared to the same period in 2016 due to the following:

Pricing	1.6%
Volume	4.7%
Acquisitions	3.4%
Currency exchange rates	(3.4)%
Total	6.3%

The increase was due to higher volumes and improved pricing and an acquisition in the prior year partially offset by unfavorable foreign currency exchange rate movements.

Net revenues for the six months ended June 30, 2017 increased by 3.1%, or $7.5 million, compared to the same period in 2016 due to the following:

Pricing	1.4%
Volume	2.4%
Acquisitions	3.2%
Currency exchange rates	(3.9)%
Total	3.1%

The increase was due to higher volumes and improved pricing and an acquisition in the prior year partially offset by unfavorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the three months ended June 30, 2017 decreased $0.4 million and segment operating margin decreased to 6.6% from 7.3% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$8.9	7.3%
Pricing and productivity in excess of inflation	1.0	0.7%
Volume/product mix	0.9	0.3%
Currency exchange rates	(0.9)	(0.3)%
Investment spending	(0.7)	(0.6)%
Acquisitions	(0.3)	(0.5)%
Restructuring expenses	(0.4)	(0.3)%
2017	$8.5	6.6%

The decrease was primarily due to unfavorable foreign currency exchange rate movements, increased investment spending, increased restructuring expenses and an operating loss from an acquisition in the prior year. These decreases were partially offset by pricing improvements and productivity in excess of inflation and favorable volume/product mix.

Segment operating income for the six months ended June 30, 2017 decreased $1.5 million and segment operating margin decreased to 6.2% from 7.1% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$16.9	7.1%
Pricing and productivity in excess of inflation	3.0	1.1%
Volume/product mix	1.0	0.2%
Currency exchange rates	(2.0)	(0.5)%
Investment spending	(1.0)	(0.4)%
Acquisitions	(0.9)	(0.6)%
Restructuring expenses	(1.6)	(0.7)%
2017	$15.4	6.2%

The decrease was primarily due to unfavorable foreign currency exchange rate movements, increased investment spending, increased restructuring expenses and an operating loss from an acquisition in the prior year. These decreases were partially offset by pricing improvements and productivity in excess of inflation and favorable volume/product mix.

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

Net Revenues

Net revenues for the three months ended June 30, 2017 increased by 9.0%, or $2.4 million compared to the same period in 2016 due to the following:

Pricing	0.4%
Volume	7.4%
Acquisitions	1.3%
Currency exchange rates	(0.1)%
Total	9.0%

The increase in revenues was primarily due to higher volumes, improved pricing and an acquisition in the prior year.

Net revenues for the six months ended June 30, 2017 increased by 9.2%, or $4.4 million compared to the same period in 2016 due to the following:

Pricing	0.4%
Volume	6.1%
Acquisitions	1.5%
Currency exchange rates	1.2%
Total	9.2%

The increase in revenues was primarily due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and an acquisition in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2017 increased $0.2 million and segment operating margin increased to 7.9% from 7.8% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$2.1	7.8%
Pricing and productivity in excess of inflation	0.2	0.6%
Volume/product mix	(0.1)	(0.8)%
Investment spending	(0.1)	(0.3)%
Acquisitions	—	(0.1)%
Restructuring expenses	0.2	0.7%
2017	$2.3	7.9%

The increase was primarily related to favorable pricing improvements and productivity in excess of inflation and lower restructuring expenses in the prior year. These increases were partially offset by unfavorable volume/product mix and increased investment spending.

Segment operating income for the six months ended June 30, 2017 increased $0.9 million and segment operating margin increased to 5.6% from 4.2% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$2.0	4.2%
Pricing and productivity in excess of inflation	0.4	0.9%
Volume/product mix	0.2	0.2%
Currency exchange rates	0.2	0.3%
Investment spending	(0.1)	(0.3)%
Acquisitions	(0.1)	(0.2)%
Restructuring expenses	0.3	0.5%
2017	$2.9	5.6%

The increase was primarily related to favorable volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and lower restructuring expenses in the prior year. These increases were partially offset by an operating loss related to an acquisition in the prior year and increased investment spending.

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

In millions	2017	2016
Net cash provided by operating activities	$64.0	$101.2
Net cash used in investing activities	(25.9)	(38.5)
Net cash used in financing activities	(110.5)	(95.0)
Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017 decreased $37.2 million compared to the same period in 2016. The decrease in net cash provided by operating activities for the six months ended June 30, 2017 was primarily due to a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan partially offset by higher earnings.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2017 decreased $12.6 million compared to the same period in 2016. The decrease in net cash used in investing activities is primarily due to $15.2 million in proceeds from the sale of an equity investment in the six months ended June 30, 2017 that did not occur in the same period last year and a $10.6 million decrease of cash payments related to acquisitions in the six months ended June 30, 2017 compared to the same period last year offset by $14.1 million of cash received from the sale of marketable securities in the same period last year that did not recur in the six months ended June 30, 2017.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2017 increased $15.5 million compared to the same period in 2016. The increase in cash used in financing activities is primarily due to a $30.0 million increase of repurchases of ordinary shares and a $7.5 million increase of dividend payments to ordinary shareholders partially offset by lower debt repayments and other financing activities. During the six months ended June 30, 2017, we repaid $1.3 million of short term borrowings and $23.5 million on the Term Loan A Facility compared to $40.5 million of long-term debt repayments in the prior year. Cash provided by other financing activities increased $5.9 million for the six months ended June 30, 2017 compared to the prior year primarily due to higher proceeds from shares issued under incentive plans, lower dividends paid to noncontrolling interests and payment of contingent consideration related to an acquisition in the same period last year that did not recur in the six months ended June 30, 2017.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2017	December 31, 2016
Term Loan A Facility	$856.3	$879.8
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	1.0	2.3
Unamortized debt issuance costs, net	(16.3)	(18.3)
Total debt	1,441.0	1,463.8
Less current portion of long-term debt	46.9	48.2
Total long-term debt	$1,394.1	$1,415.6

The Term Loan A Facility amortizes in quarterly installments, at the following rates per year: 5% in 2017, 5% in 2018, and 10% in each year thereafter, with the final installment due on October 15, 2020. We repaid $23.5 million on the Term Loan A Facility during the six months ended June 30, 2017. The 2021 Senior Notes are due in full on October 1, 2021 and the 2023 Senior Notes are due in full on September 15, 2023.

We have a 5-year, $500.0 million revolving credit facility maturing on October 15, 2020. At June 30, 2017, we did not have any borrowings outstanding under the Revolver and had $19.2 million of letters of credit outstanding.

We are required to comply with certain covenants under our Senior Secured Credit Facilities. We are required to comply with a maximum leverage ratio of 4.00 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $150 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of June 30, 2017, we were in compliance with these covenants. The indenture to our senior notes and the senior secured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions. For further details on these covenants, see Note 8 to the condensed and consolidated financial statements.

The majority of our earnings are considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.  At June 30, 2017, we had cash and cash equivalents of $245.5 million. Approximately 56% of our cash and cash equivalents were located outside the U.S.

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

Management believes there have been no significant changes during the six months ended June 30, 2017, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk during the second quarter of 2017. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
April 1 - April 30	—	—	—	$469,992
May 1 - May 31	379	$79.20	379	439,992
June 1 - June 30	—	—	—	439,992
Total	379	$79.20	379	$439,992

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 27, 2017	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 27, 2017	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.