Form 10-Q
period 2017-09-30
Allegion plc
filed 2017-10-26
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of October 23, 2017 was 95,042,640.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$609.4	$581.1	$1,785.1	$1,668.3
Cost of goods sold	335.5	317.6	989.3	921.1
Selling and administrative expenses	147.8	142.0	436.8	418.9
Operating income	126.1	121.5	359.0	328.3
Interest expense	17.8	15.6	49.7	48.4
Loss on divestitures	—	84.4	—	84.4
Other (income) expense, net	(3.7)	0.4	(8.2)	(17.0)
Earnings before income taxes	112.0	21.1	317.5	212.5
Provision for income taxes	21.9	19.1	52.9	56.3
Net earnings	90.1	2.0	264.6	156.2
Less: Net earnings attributable to noncontrolling interests	0.3	0.4	0.9	1.9
Net earnings attributable to Allegion plc	$89.8	$1.6	$263.7	$154.3
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$0.95	$0.02	$2.77	$1.61
Diluted net earnings	$0.94	$0.02	$2.75	$1.59
Weighted-average shares outstanding
Basic	95.0	96.0	95.2	95.9
Diluted	95.8	96.9	96.0	96.8

Dividends declared per ordinary share	$0.16	$0.12	$0.48	$0.36

Total comprehensive income	$112.7	$16.2	$347.5	$172.1
Less: Total comprehensive income attributable to noncontrolling interests	0.8	0.2	2.0	2.4
Total comprehensive income attributable to Allegion plc	$111.9	$16.0	$345.5	$169.7

See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$334.9	$312.4
Accounts and notes receivable, net	302.8	260.0
Inventories	257.1	220.6
Other current assets	29.8	36.3
Total current assets	924.6	829.3
Property, plant and equipment, net	246.1	226.6
Goodwill	755.9	716.8
Intangible assets, net	393.2	357.4
Other noncurrent assets	127.5	117.3
Total assets	$2,447.3	$2,247.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$177.7	$179.9
Accrued expenses and other current liabilities	219.5	201.5
Short-term borrowings and current maturities of long-term debt	35.0	48.2
Total current liabilities	432.2	429.6
Long-term debt	1,412.0	1,415.6
Other noncurrent liabilities	231.0	285.8
Total liabilities	2,075.2	2,131.0
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (95,025,612 and 95,273,927 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	1.0	1.0
Capital in excess of par value	5.2	—
Retained earnings	543.5	376.6
Accumulated other comprehensive loss	(182.5)	(264.3)
Total Allegion plc shareholders’ equity	367.2	113.3
Noncontrolling interests	4.9	3.1
Total equity	372.1	116.4
Total liabilities and equity	$2,447.3	$2,247.4
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2017	2016
Cash flows from operating activities:
Net earnings	$264.6	$156.2
Adjustments to arrive at net cash provided by operating activities:
Loss on divestitures	—	84.4
Depreciation and amortization	49.9	50.7
Discretionary pension plan contribution	(50.0)	—
Changes in assets and liabilities and other non-cash items	(94.5)	(112.9)
Net cash provided by operating activities	170.0	178.4
Cash flows from investing activities:
Capital expenditures	(33.7)	(26.4)
Acquisition of and equity investments in businesses, net of cash acquired	(20.8)	(31.4)
Proceeds from sale of marketable securities	—	14.1
Proceeds from sale of equity investment	15.5	—
Other investing activities, net	2.9	(5.6)
Net cash used in investing activities	(36.1)	(49.3)
Cash flows from financing activities:
Short-term borrowings, net	(1.3)	—
Borrowings from revolving facility	165.0	—
Issuance of term facility	700.0	—
Settlement of second amended credit facility	(856.3)	—
Payments of long-term debt	(23.5)	(53.6)
Debt repayments, net	(16.1)	(53.6)
Debt issuance costs	(3.0)	(0.3)
Dividends paid to ordinary shareholders	(45.6)	(34.5)
Acquisition/divestiture of noncontrolling interests	—	(0.4)
Repurchase of ordinary shares	(60.0)	(30.0)
Other financing activities, net	6.0	2.8
Net cash used in financing activities	(118.7)	(116.0)
Effect of exchange rate changes on cash and cash equivalents	7.3	1.7
Net increase in cash and cash equivalents	22.5	14.8
Cash and cash equivalents - beginning of period	312.4	199.7
Cash and cash equivalents - end of period	$334.9	$214.5
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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Previously, GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company elected to early adopt on January 1, 2017. As a result, during the first quarter of 2017, the Company recognized a cumulative effect within retained earnings of $5.0 million with an offset to other current assets and other noncurrent assets.

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
The ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests after January 1, 2017. The Company elected to early adopt on October 1, 2017 and will apply the new standard, if applicable, to our annual impairment test on goodwill as of October 1, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption ("modified retrospective method"). This guidance will be effective for the Company January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, Revenue from Contracts with Customers: Technical Corrections and Improvements, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company has completed an assessment of the new standard’s impact and a technical assessment of material customer contracts. The Company will choose the modified retrospective method upon adoption in 2018. The adoption of the new standard will not have a material impact on the Company's condensed and consolidated

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

statements of comprehensive income, balance sheets or statements of cash flows. The Company will expand the condensed and consolidated financial statement disclosures in order to comply with ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, although we currently plan to adopt this ASU on January 1, 2019. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is continuing to assess what impact ASU 2016-02 will have on the condensed and consolidated financial statements; however, the Company anticipates that this adoption will result in a significant gross-up of assets and liabilities on its condensed and consolidated balance sheets and will require changes to its systems and processes.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for annual periods beginning after December 15, 2017. The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Upon adoption, the Company intends to apply these practical expedients for prior period presentation. The Company does not believe the adoption of the new standard will not have a material impact on the Company's condensed and consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 addresses previous limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update should be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. The Company is assessing what impact ASU 2017-12 will have on the condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 3 – Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	September 30, 2017	December 31, 2016
Raw materials	$71.3	$56.7
Work-in-process	30.5	23.6
Finished goods	155.3	140.3
Total	$257.1	$220.6

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2016 (gross)	$372.9	$736.1	$93.3	$1,202.3
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2016 (net)	372.9	257.5	86.4	716.8
Acquisitions and settlements	3.1	(1.7)	1.3	2.7
Currency translation	—	31.1	5.3	36.4
September 30, 2017 (net)	$376.0	$286.9	$93.0	$755.9

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$32.4	$(9.3)	$23.1	$48.0	$(25.3)	$22.7
Customer relationships	319.0	(69.1)	249.9	278.9	(51.6)	227.3
Trademarks (finite-lived)	87.7	(44.5)	43.2	78.5	(37.3)	41.2
Other	7.1	(4.5)	2.6	11.0	(9.4)	1.6
Total finite-lived intangible assets	446.2	$(127.4)	318.8	416.4	$(123.6)	292.8
Trademarks (indefinite-lived)	74.4		74.4	64.6		64.6
Total	$520.6		$393.2	$481.0		$357.4

Intangible asset amortization expense was $16.4 million and $15.5 million for the nine months ended September 30, 2017 and 2016. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $22.3 million for full year 2017, $22.3 million for 2018, $21.4 million for 2019, $21.4 million for 2020, and $21.4 million for 2021.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Acquisitions

On January 3, 2017, the Company acquired Republic Doors & Frames, LLC through one of its subsidiaries. In 2016, we completed one business acquisition (Trelock GmbH). These acquisitions did not have a material impact on the condensed and consolidated financial statements.

Note 7 – Divestitures

On April 5, 2017, iDevices LLC, including the Company's equity investment, was acquired by a third party. The Company recorded a $4.9 million gain in the second quarter of 2017 within Other (income) expense, net.

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Systems Integration") in the fourth quarter of 2015, retaining 15% of the shares. Under the terms of the transaction, the Company was to receive consideration of up to $75 million based on the future cash collection performance of Systems Integration and additional payments of approximately $8.3 million related to working capital transferred with the sale.  In the three months ended September 30, 2016, the Company recorded a charge of $84.4 million to write the carrying value of Systems Integration's assets and liabilities down to their estimated fair value less costs to complete the transaction. As of September 30, 2017, the Company currently estimates the fair value of the consideration to be $2.7 million, which is classified within Other noncurrent assets within the Condensed and Consolidated Balance Sheets. The Company does not expect to incur any material charges in future periods related to Systems Integration.

Note 8 – Debt and Credit Facilities

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2017	December 31, 2016
Term Loan A Facility	$—	$879.8
Term Facility	700.0	—
Revolving Facility	165.0	—
5.75% Senior notes due 2021	300.0	300.0
5.875% Senior notes due 2023	300.0	300.0
Other debt, including capital leases, maturing in various amounts through 2024	1.0	2.3
Unamortized debt issuance costs, net	(19.0)	(18.3)
Total debt	1,447.0	1,463.8
Less current portion of long-term debt	35.0	48.2
Total long-term debt	$1,412.0	$1,415.6

Unsecured Credit Facilities

On September 12, 2017, the Company entered into a new Credit Agreement (the “Credit Agreement”), which refinanced in full the Company's previously outstanding credit facility, the Second Amended and Restated Credit Agreement, dated as of September 30, 2015 (the “Second Amended Credit Agreement”). The Credit Agreement provides for $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility maturing on September 12, 2022 (the “Term Facility”) and a $500.0 million revolving credit facility maturing on September 12, 2022 (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). All obligations under the Second Amended Credit Agreement were satisfied, all commitments thereunder were terminated, and all guarantees and security interests that had been granted in connection therewith were released.

The full amount of the Term Facility was drawn at closing. Amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The proceeds from the Term Facility along with the initial borrowings of $165.0 million under the Revolving Facility were used primarily to repay the then outstanding borrowing under the Second Amended Credit Agreement. The Term

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022.

The Revolving Facility consists of a five-year revolving credit facility with aggregate commitments in an amount equal to $500.0 million, of which up to $100.0 million is available for the issuance of letters of credit, and including a swingline facility in an amount equal to $50.0 million. Certain of the commitments under the Revolving Facility are available to be drawn in currencies other than US dollars, including euros and pounds sterling. Amounts repaid under the Revolving Facility may be reborrowed. As discussed further below, the Company repaid in full the outstanding borrowings under the Revolving Facility on October 2, 2017, with proceeds from the issuance of Senior Notes due 2024 and 2027 on the same date.

The indebtedness, obligations and liabilities under the Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company.

Outstanding borrowings under the Credit Facilities will accrue interest, at the option of the Borrowers, at a per annum rate of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin for borrowings under the Credit Facilities is subject to a ratings-based pricing grid with the margin ranging from 1.125% to 1.500% depending on the Borrowers’ credit ratings.

Outstanding borrowings under the Term Facility currently accrue interest at LIBOR plus an applicable margin. The margin for the Term Facility borrowing was 1.25% as of September 30, 2017.

The Borrower will pay certain fees with respect to the Credit Facilities, including an unused commitment fee on the undrawn portion of the Revolving Facility of between 0.125% and 0.200%, depending on the Borrowers’ credit rating, as well as certain other fees.

During the three month period ending September 30, 2017, the Company incurred a non-cash charge of approximately $0.4 million associated with the write-off of previously unamortized deferred financing costs on the Second Amended Credit Agreement, expensed $1.2 million of third party costs to Interest expense, and recorded deferred financing costs of $2.6 million as part of the new Credit Facilities transaction which will be amortized over the duration of the Credit Facilities.

To manage the Company's exposure to fluctuations in LIBOR rates, the Company has forward starting interest rate swaps to fix the interest rate paid during the contract period for $250.0 million of the Company's variable rate Term Facility. These swaps expire in September 2020.

At September 30, 2017, the Company had $18.0 million of letters of credit outstanding.

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

On October 2, 2017, Allegion US Holding Company Inc. (“Allegion US Holding”), a subsidiary of Allegion plc (“Allegion”), issued $400.0 million aggregate principal amount of its 3.200% Senior Notes due 2024 and $400.0 million aggregate principal amount of its 3.550% Senior Notes due 2027.
On October 3, 2017 Allegion US Holding used the net proceeds of the offering to redeem in full the Company’s 5.75% Senior Notes due 2021 and to redeem in full the Company’s 5.875% Senior Notes due 2023, pay the related redemption premiums of approximately $33.0 million (will be recorded in Interest expense), and fees of approximately $7.4 million related to the Senior Notes due 2024 and 2027, of which half will be deferred over 7 years and half over 10 years and amortized into interest expense. The Company will also have a loss related to the write off of unamortized debt issue costs from previous issuances of approximately $9.4 million (will be recorded in Interest expense). In addition, on October 2, 2017, the Company repaid in full the borrowings under the Revolving Facility and used the remaining proceeds for general corporate purposes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company recorded approximately $7.4 million of deferred debt issue costs related to the Senior Notes due 2024 and 2027, of which $2.3 million was recorded as of September 30, 2017, and $5.1 million was recorded in October 2017.

The weighted-average interest rate for borrowings was 2.95% under the Term Loan Facility (including the effect of interest rate swaps) at September 30, 2017, 5.75% under the 2021 Senior Notes and 5.875% under the 2023 Senior Notes.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $85.2 million and $132.6 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, a loss of $0.5 million and a gain of $0.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2017, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
To manage the Company's exposure to fluctuations in LIBOR rates, the Company has forward starting interest rate swaps to fix the interest rate paid during the contract period for $250.0 million of the Company's variable rate Term Facility. These swaps expire in September 2020.
These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps were recognized in Accumulated other comprehensive loss. At September 30, 2017 and December 31, 2016, gains of $2.4 million and $2.6 million, net of tax, were recorded in Accumulated other comprehensive loss related to these interest rate swaps. No gains are expected to be reclassified into Net earnings over the next twelve months. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Currency derivatives	$—	$0.7	$1.3	$0.1
Interest rate swaps	3.7	4.6	—	0.4
Derivatives not designated as hedges:
Currency derivatives	0.4	0.3	0.1	0.2
Total derivatives	$4.1	$5.6	$1.4	$0.7
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
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended September 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives	$0.6	$1.5	Cost of goods sold	$1.0	$(1.1)
Interest rate swaps	0.3	2.5	Interest expense	—	—
Total	$0.9	$4.0		$1.0	$(1.1)
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives	$2.2	$(0.7)	Cost of goods sold	$4.0	$4.2
Interest rate swaps	(0.5)	(1.0)	Interest expense	—	—
Total	$1.7	$(1.7)		$4.0	$4.2

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
The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Service cost	$2.1	$2.6	$6.5	$7.3
Interest cost	2.7	2.6	7.8	7.6
Expected return on plan assets	(3.0)	(2.6)	(8.9)	(7.7)
Net amortization of:
Prior service costs	—	0.2	0.2	0.5
Plan net actuarial losses	1.3	0.4	3.6	3.1
Net periodic pension benefit cost	$3.1	$3.2	$9.2	$10.8

	Non-U.S.
	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Service cost	$0.8	$0.8	$2.4	$2.5
Interest cost	2.1	2.9	6.4	8.7
Expected return on plan assets	(3.4)	(3.7)	(10.3)	(11.1)
Amortization of plan net actuarial losses	0.4	0.6	1.3	1.7
Net periodic pension benefit (income) cost	$(0.1)	$0.6	$(0.2)	$1.8

The Company made employer contributions of $56.0 million (of which $50.0 million was discretionary) and $6.7 million during the nine months ended September 30, 2017 and 2016 to its defined benefit pension plans. Additional contributions of approximately $3.7 million are expected during the remainder of 2017.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit income for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.3	0.3
Net amortization of:
Prior service gains	(0.4)	(0.5)	(1.2)	(1.3)
Plan net actuarial gains	—	—	(0.1)	—
Net periodic postretirement benefit income	$(0.3)	$(0.3)	$(1.0)	$(0.9)

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at September 30, 2017 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$3.7	$—	$3.7
Currency derivatives	—	0.4	—	0.4
Total asset recurring fair value measurements	$—	$4.1	$—	$4.1
Liabilities:
Currency derivatives	$—	$1.4	$—	$1.4
Deferred compensation plans	—	19.8	—	19.8
Total liability recurring fair value measurements	$—	$21.2	$—	$21.2
Nonrecurring fair value measurements
Financial instruments not carried at fair value
Total debt	$—	$1,494.6	$—	$1,494.6
Total financial instruments not carried at fair value	$—	$1,494.6	$—	$1,494.6
Assets and liabilities measured at fair value at December 31, 2016 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swap	$—	$4.6	$—	$4.6
Currency derivatives	—	1.0	—	1.0
Total asset recurring fair value measurements	$—	$5.6	$—	$5.6
Liabilities:
Currency derivatives	$—	$0.3	$—	$0.3
Interest rate swap	—	0.4	—	0.4
Deferred compensation plans	—	16.8	—	16.8
Total liability recurring fair value measurements	$—	$17.5	$—	$17.5
Financial instruments not carried at fair value
Total debt	$—	$1,510.6	$—	$1,510.6
Total financial instruments not carried at fair value	$—	$1,510.6	$—	$1,510.6
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

•
Interest rate swaps – These instruments include interest rate swap contracts for up to $250.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2017 are the same as those used at December 31, 2016. There have been no significant transfers between Level 1 and Level 2 categories.

Note 12 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2016	95.3
Shares issued under incentive plans, net	0.5
Repurchase of ordinary shares	(0.8)
September 30, 2017	95.0
During the nine months ended September 30, 2017, the Company paid $60.0 million to repurchase 0.8 million ordinary shares on the open market under a share repurchase program previously approved by its Board of Directors.
The components of Equity for the nine months ended September 30, 2017 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$113.3	$3.1	$116.4
Net earnings	263.7	0.9	264.6
Currency translation	86.8	1.1	87.9
Change in value of derivatives qualifying as cash flow hedges, net of tax	(1.5)	—	(1.5)
Pension and OPEB adjustments, net of tax	(3.5)	—	(3.5)
Total comprehensive income	345.5	2.0	347.5
Cumulative effect of change in accounting principle	(5.0)	—	(5.0)
Share-based compensation	12.8	—	12.8
Dividends to noncontrolling interests	—	(0.1)	(0.1)
Dividends to ordinary shareholders	(45.6)	—	(45.6)
Repurchase of ordinary shares	(60.0)	—	(60.0)
Shares issued under incentive plans, net	6.2	—	6.2
Other	—	(0.1)	(0.1)
Balance at September 30, 2017	$367.2	$4.9	$372.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2016 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$25.6	$4.1	$29.7
Net earnings	154.3	1.9	156.2
Currency translation	15.5	0.5	16.0
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(15.0)	—	(15.0)
Pension and OPEB adjustments, net of tax	14.9	—	14.9
Total comprehensive income	169.7	2.4	172.1
Share-based compensation	13.1	—	13.1
Acquisition/divestiture of noncontrolling interests	(0.4)	—	(0.4)
Dividends to noncontrolling interests	—	(2.8)	(2.8)
Dividends to ordinary shareholders	(34.6)	—	(34.6)
Shares issued under incentive plans, net	8.4	—	8.4
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at September 30, 2016	$151.8	$3.7	$155.5
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)
Other comprehensive income (loss) before reclassifications	1.8	(6.5)	86.8	82.1
Amounts reclassified from accumulated other comprehensive loss	(4.0)	3.8	—	(0.2)
Tax benefit (expense)	0.7	(0.8)	—	(0.1)
September 30, 2017	$1.9	$(124.0)	$(60.4)	$(182.5)

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2016 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive income before reclassifications	1.4	12.1	15.5	29.0
Amounts reclassified from accumulated other comprehensive loss	(17.8)	4.0	—	(13.8)
Tax benefit (expense)	1.4	(1.2)	—	0.2
September 30, 2016	$(1.0)	$(124.4)	$(91.4)	$(216.8)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2017 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$(1.0)	$(4.0)	Cost of goods sold
	(1.0)	(4.0)	Earnings before income taxes
	0.3	1.1	Provision for income taxes
	$(0.7)	$(2.9)	Net earnings

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.4)	$(1.0)	(a)
Actuarial losses	1.7	4.8	(a)
	1.3	3.8	Loss before income taxes
	(0.3)	(0.9)	Tax benefit
	$1.0	$2.9	Net loss

Total reclassifications for the period	$0.3	$—	Net loss
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2016 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (income) loss to the Statement of Comprehensive Income

Gains on cash flow hedges:
Foreign exchange contracts	$1.1	$(4.2)	Cost of goods sold
	1.1	(4.2)	Loss (earnings) before income taxes
	0.6	1.4	Provision for income taxes
	$1.7	$(2.8)	Net loss (earnings)

Gains on marketable securities:
Realized gain on sale of securities	$—	$(13.6)	Other, net
	—	(13.6)	Earnings before income taxes
	—	—	Provision for income taxes
	$—	$(13.6)	Net earnings

Defined benefit pension items:
Amortization of:
Prior-service gains	$(0.3)	$(0.8)	(a)
Actuarial losses	1.0	4.8	(a)
	0.7	4.0	Loss before income taxes
	(0.4)	(1.2)	Tax benefit
	$0.3	$2.8	Net loss

Total reclassifications for the period	$2.0	$(13.6)	Net loss (earnings)
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 10 for additional details).

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses within Net earnings. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Stock options	$0.7	$1.1	$2.7	$3.3
RSUs	1.7	2.0	5.9	6.1
PSUs	1.4	1.2	4.5	3.7
Deferred compensation	0.6	0.7	2.0	1.1
Pre-tax expense	4.4	5.0	15.1	14.2
Tax benefit	(1.5)	(1.5)	(5.0)	(4.2)
After-tax expense	$2.9	$3.5	$10.1	$10.0

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2017		2016
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	165,113	$18.22	230,259	$15.86
RSUs	119,695	$73.37	113,095	$58.89

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

Performance Shares

The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2017, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In February 2015, 2016 and 2017, the Company’s Compensation Committee granted PSUs that were based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period based on the change in the 30 day average price for the grant year index to the 30 day average price for the index over the performance period. The fair values of the market condition were estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 14 – Restructuring Activities

During the three months ended September 30, 2017 and 2016, the Company incurred costs of $7.4 million and $1.1 million, respectively, associated with ongoing restructuring actions. During the nine months ended September 30, 2017 and 2016, the Company incurred costs of $8.5 million and $3.0 million, respectively, associated with ongoing restructuring actions.

Restructuring Plans

Restructuring charges recorded during the three and nine months ended September 30 as part of restructuring plans were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Americas	$5.4	$0.7	$5.4	$2.0
EMEIA	1.5	0.4	2.5	0.8
Asia Pacific	—	—	—	0.2
Corporate	0.5	—	0.6	—
Total	$7.4	$1.1	$8.5	$3.0

Cost of goods sold	2.9	0.7	3.2	0.8
Selling and administrative expenses	4.5	0.4	5.3	2.2
Total	$7.4	$1.1	$8.5	$3.0

The Americas, Corporate and EMEIA restructuring charges primarily related to workforce reductions and the closure and consolidation of manufacturing facilities in an effort to increase efficiencies. Americas restructuring charges also include costs associated with the exit of an immaterial product line.

The changes in the restructuring reserve during the nine months ended September 30, 2017 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In millions	Americas	EMEIA	Corporate	Total
December 31, 2016	$0.3	$3.2	$—	$3.5
Additions, net of reversals	5.4	2.5	0.6	8.5
Cash and non-cash uses	(4.6)	(4.4)	(0.5)	(9.5)
Currency translation	—	0.2	—	0.2
September 30, 2017	$1.1	$1.5	$0.1	$2.7

The majority of the costs accrued as of September 30, 2017 will be paid within one year.

The Company did not incur other non-qualified restructuring charges during the three months ended September 30, 2017. The Company did incur other non-qualified restructuring charges of $1.4 million during the nine months ended September 30, 2017, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

Note 15 – Other (Income) Expense, Net
The components of Other (income) expense, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Interest income	$(0.3)	$(0.5)	$(0.6)	$(1.9)
Exchange (gain) loss	(0.1)	0.5	0.4	2.9
(Earnings) loss from and gains on the sale of equity investments	(0.1)	0.1	(4.7)	(3.9)
Other	(3.2)	0.3	(3.3)	(14.1)
Other (income) expense, net	$(3.7)	$0.4	$(8.2)	$(17.0)

Other (income) expense, net for the three months ended September 30, 2017 included a gain of $2.9 million related to a legal entity liquidation. Other (income) expense, net for the nine months ended September 30, 2017 included a gain of $4.9 million from the sale of iDevices, LLC, and a gain of $2.9 million related to a legal entity liquidation.

During the nine months ended September 30, 2016 the Company recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above. Additionally, earnings from equity method investments included a gain recognized by an investment during the nine months ended September 30, 2016.

Note 16 – Income Taxes

The effective income tax rates for the three months ended September 30, 2017 and 2016 were 19.6% and 90.5%. The effective income tax rate for the three months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our Systems Integration business in China. Excluding this write-down, the effective tax rate increased due to unfavorable changes in the mix of income earned in higher rate jurisdictions.

The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 16.7% and 26.5%. The effective income tax rate for the nine months ended September 30, 2017 was impacted by a favorable benefit of vesting and exercise of share based compensation awards and a favorable benefit resulting from the release of valuation allowances, which are partially offset by unfavorable changes in the mix of income earned in higher rate jurisdictions. The effective income tax rate for the nine months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our Systems Integration business in China.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Weighted-average number of basic shares	95.0	96.0	95.2	95.9
Shares issuable under incentive stock plans	0.8	0.9	0.8	0.9
Weighted-average number of diluted shares	95.8	96.9	96.0	96.8

At September 30, 2017, 0.1 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

Note 18 – Business Segment Information

The Company classifies its businesses into the following three reportable segments based on industry and market focus: Americas, EMEIA and Asia Pacific.

Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews, and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base the Company's operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of Net revenues.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Net revenues
Americas	$455.2	$436.2	$1,331.4	$1,235.7
EMEIA	125.1	116.4	372.7	356.5
Asia Pacific	29.1	28.5	81.0	76.1
Total	$609.4	$581.1	$1,785.1	$1,668.3
Segment operating income
Americas	$131.8	$131.5	$379.7	$351.7
EMEIA	9.1	3.4	24.5	20.3
Asia Pacific	2.2	1.8	5.1	3.8
Total	143.1	136.7	409.3	375.8
Reconciliation to Operating income
Unallocated corporate expense	(17.0)	(15.2)	(50.3)	(47.5)
Operating income	$126.1	$121.5	$359.0	$328.3
Reconciliation to earnings before income taxes
Interest expense	17.8	15.6	49.7	48.4
Loss on divestitures	—	84.4	—	84.4
Other (income) loss, net	(3.7)	0.4	(8.2)	(17.0)
Earnings before income taxes	$112.0	$21.1	$317.5	$212.5

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

During the three months ended September 30, 2017 and 2016, the Company recorded $0.5 million and $1.8 million of expenses for environmental remediation at sites presently or formerly owned or leased by us. During the nine months ended September 30, 2017 and 2016, the Company recorded $2.0 million and $6.8 million of expenses for environmental remediation at sites presently or formerly owned or leased by it.

As of September 30, 2017 and December 31, 2016, the Company has recorded reserves for environmental matters of $29.0 million and $30.6 million. Of the total reserve, $8.8 million and $9.6 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2017 and December 31, 2016 was $12.9 million and $6.1 million, respectively, and the remainder is classified as non-current. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$13.3	$11.7
Reductions for payments	(5.5)	(4.6)
Accruals for warranties issued during the current period	6.2	6.2
Changes to accruals related to preexisting warranties	(0.7)	—
Translation	0.4	—
Balance at end of period	$13.7	$13.3

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Holding") is the issuer of the 2021 Senior Notes and a guarantor of the 2023 Senior Notes. Allegion plc is the issuer of the 2023 Senior Notes and a guarantor of the 2021 Senior Notes. Schlage Lock Company LLC and Von Duprin LLC (together, the “Other Subsidiary Guarantors”) are guarantors of the 2021 Senior Notes and the 2023 Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Holding, the Other Subsidiary Guarantors and the other Allegion subsidiaries that are not guarantors (the “Other Subsidiaries”) on a combined basis as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, is being presented in order to meet the reporting requirements under the 2021 Senior Notes and 2023 Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for Allegion plc, Allegion US Holding and the Other Subsidiary Guarantors are not required to be filed with the SEC, as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

As disclosed within Note 8, the 2021 and 2023 Senior Notes were redeemed by the respective issuers on October 3, 2017. On October 2, 2017, Allegion US Holding issued Senior Notes due 2024 and Senior Notes due 2027 (together the “Notes”). The Notes are guaranteed by Allegion plc (the “Guarantor”) pursuant to an Indenture dated October 2, 2017, and are jointly, severally, and fully and unconditionally guaranteed on an unsecured senior basis by the Guarantor.
The Notes are not guaranteed by the Company's current and future subsidiaries presented in this periodic report, although the Notes are the direct obligations of Allegion US Holding. As a result, the guarantor financial information presented under Rule 3-10 of Regulation S-X included in this periodic report does not reflect the guarantor structure of the Notes. In future periodic filings beginning with the Company's 2017 consolidated financial statements included in Form 10-K, the condensed and consolidating financial information presented below will be modified to present the guarantor financial information consistent with the guarantor structure of the Notes. Specifically, the “Allegion US Holding” column will be labeled as the “Issuer”, the “Allegion plc” column will be labeled as the “Guarantor” and the “Other Subsidiary Guarantors” column will be combined with the “Other Subsidiaries” column and be labeled “Non-Guarantor Subsidiaries”. Consolidating adjustments will also be modified to eliminate previously disclosed activity between the subsidiary guarantors and the other subsidiaries as applicable.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$432.6	$273.0	$(96.2)	$609.4
Cost of goods sold	—	—	241.3	190.4	(96.2)	335.5
Selling and administrative expenses	1.3	—	87.5	59.0	—	147.8
Operating income (loss)	(1.3)	—	103.8	23.6	—	126.1
Equity earnings (loss) in affiliates, net of tax	104.1	47.4	0.5	88.0	(240.0)	—
Interest expense	13.0	4.6	—	0.2	—	17.8
Intercompany interest and fees	—	28.3	(38.8)	10.5	—	—
Other income, net	—	—	(0.4)	(3.3)	—	(3.7)
Earnings (loss) before income taxes	89.8	14.5	143.5	104.2	(240.0)	112.0
Provision (benefit) for income taxes	—	(12.7)	55.1	(20.5)	—	21.9
Net earnings (loss)	89.8	27.2	88.4	124.7	(240.0)	90.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$89.8	$27.2	$88.4	$124.4	$(240.0)	$89.8

Total comprehensive income (loss)	$111.9	$27.4	$89.5	$146.5	$(262.6)	$112.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	0.8	—	0.8
Total comprehensive income (loss) attributable to Allegion plc	$111.9	$27.4	$89.5	$145.7	$(262.6)	$111.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,271.5	$835.3	$(321.7)	$1,785.1
Cost of goods sold	—	—	715.2	595.8	(321.7)	989.3
Selling and administrative expenses	3.8	—	262.1	170.9	—	436.8
Operating income (loss)	(3.8)	—	294.2	68.6	—	359.0
Equity earnings (loss) in affiliates, net of tax	302.8	114.2	2.4	245.7	(665.1)	—
Interest expense	35.3	14.2	—	0.2	—	49.7
Intercompany interest and fees	—	77.7	(100.9)	23.2	—	—
Other income, net	—	—	(4.5)	(3.7)	—	(8.2)
Earnings (loss) before income taxes	263.7	22.3	402.0	294.6	(665.1)	317.5
Provision (benefit) for income taxes	—	(35.4)	153.9	(65.6)	—	52.9
Net earnings (loss)	263.7	57.7	248.1	360.2	(665.1)	264.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Net earnings (loss) attributable to Allegion plc	$263.7	$57.7	$248.1	$359.3	$(665.1)	$263.7

Total comprehensive income	345.5	57.2	250.6	441.9	(747.7)	347.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.0	—	2.0
Total comprehensive income attributable to Allegion plc	$345.5	$57.2	$250.6	$439.9	$(747.7)	$345.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$424.6	$265.2	$(108.7)	$581.1
Cost of goods sold	—	—	234.7	191.6	(108.7)	317.6
Selling and administrative expenses	0.9	—	83.6	57.5	—	142.0
Operating income (loss)	(0.9)	—	106.3	16.1	—	121.5
Equity earnings (loss) in affiliates, net of tax	12.9	42.4	(0.2)	86.0	(141.1)	—
Interest expense	10.4	5.1	—	0.1	—	15.6
Intercompany interest and fees	—	23.9	(33.1)	9.2	—	—
Loss on divestiture	—	—	—	84.4	—	84.4
Other income, net	—	0.4	0.3	(0.3)	—	0.4
Earnings (loss) before income taxes	1.6	13.0	138.9	8.7	(141.1)	21.1
Provision (benefit) for income taxes	—	(11.3)	53.1	(22.7)	—	19.1
Net earnings (loss)	1.6	24.3	85.8	31.4	(141.1)	2.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$1.6	$24.3	$85.8	$31.0	$(141.1)	$1.6

Total comprehensive income (loss)	$16.0	$27.6	$86.6	$42.1	$(156.1)	$16.2
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Total comprehensive income (loss) attributable to Allegion plc	$16.0	$27.6	$86.6	$41.9	$(156.1)	$16.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,194.3	$798.3	$(324.3)	$1,668.3
Cost of goods sold	—	—	674.4	571.0	(324.3)	921.1
Selling and administrative expenses	3.2	—	246.9	168.8	—	418.9
Operating income (loss)	(3.2)	—	273.0	58.5	—	328.3
Equity earnings (loss) in affiliates, net of tax	190.8	105.9	0.4	242.4	(539.5)	—
Interest expense	32.6	15.3	—	0.5	—	48.4
Intercompany interest and fees	0.1	71.6	(99.1)	27.4	—	—
Loss on divestiture	—	—	—	84.4	—	84.4
Other income (expense), net	0.1	0.4	(20.1)	2.6	—	(17.0)
Earnings (loss) before income taxes	154.8	18.6	392.6	270.4	(539.5)	212.5
Provision (benefit) for income taxes	0.5	(33.6)	149.7	(60.3)	—	56.3
Net earnings (loss)	154.3	52.2	242.9	330.7	(539.5)	156.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	1.9	—	1.9
Net earnings (loss) attributable to Allegion plc	$154.3	$52.2	$242.9	$328.8	$(539.5)	$154.3

Total comprehensive income	$169.7	$43.8	$253.2	$260.2	$(554.8)	$172.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	2.4	—	2.4
Total comprehensive income attributable to Allegion plc	$169.7	$43.8	$253.2	$257.8	$(554.8)	$169.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
September 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$1.1	$0.1	$177.7	$156.0	$—	$334.9
Accounts and notes receivable, net	—	—	164.9	137.9	—	302.8
Inventories	—	—	80.6	176.5	—	257.1
Other current assets	0.5	35.4	12.7	79.2	(98.0)	29.8
Accounts and notes receivable affiliates	—	416.4	492.6	342.0	(1,251.0)	—
Total current assets	1.6	451.9	928.5	891.6	(1,349.0)	924.6
Investment in affiliates	1,514.7	2,903.8	218.6	3,648.8	(8,285.9)	—
Property, plant and equipment, net	—	—	120.9	125.2	—	246.1
Goodwill and other intangible assets, net	—	—	180.0	969.1	—	1,149.1
Notes receivable affiliates	2.9	1,124.9	3,444.7	1,667.2	(6,239.7)	—
Other noncurrent assets	5.4	19.2	55.4	47.5	—	127.5
Total assets	$1,524.6	$4,499.8	$4,948.1	$7,349.4	$(15,874.6)	$2,447.3
Current liabilities:
Accounts payable and accruals	$3.0	$11.0	$275.4	$205.8	$(98.0)	$397.2
Short-term borrowings and current maturities of long-term debt	35.0	—	—	—	—	35.0
Accounts and notes payable affiliates	—	72.0	669.9	509.1	(1,251.0)	—
Total current liabilities	38.0	83.0	945.3	714.9	(1,349.0)	432.2
Long-term debt	1,118.2	292.7	—	1.1	—	1,412.0
Notes payable affiliate	—	2,655.5	51.0	3,533.2	(6,239.7)	—
Other noncurrent liabilities	1.2	—	84.4	145.4	—	231.0
Total liabilities	1,157.4	3,031.2	1,080.7	4,394.6	(7,588.7)	2,075.2
Equity:
Total shareholders equity (deficit)	367.2	1,468.6	3,867.4	2,949.9	(8,285.9)	367.2
Noncontrolling interests	—	—	—	4.9	—	4.9
Total equity (deficit)	367.2	1,468.6	3,867.4	2,954.8	(8,285.9)	372.1
Total liabilities and equity	$1,524.6	$4,499.8	$4,948.1	$7,349.4	$(15,874.6)	$2,447.3

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$67.4	$10.3	$231.3	$280.9	$(419.9)	$170.0
Cash flows from investing activities:
Capital expenditures	—	—	(14.7)	(19.0)	—	(33.7)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(22.2)	1.4	—	(20.8)
Proceeds from sale of equity investment	—	—	15.5	—	—	15.5
Other investing activities, net	—	—	—	2.9	—	2.9
Net cash used in investing activities	—	—	(21.4)	(14.7)	—	(36.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	(1.3)	—	(1.3)
Borrowings from revolving facility	165.0	—	—	—	—	165.0
Issuance of term facility	700.0	—	—	—	—	700.0
Settlement of second amended credit facility	(856.3)	—	—	—	—	(856.3)
Payments of long-term debt	(23.5)	—	—	—	—	(23.5)
Debt repayments, net	(14.8)	—	—	(1.3)	—	(16.1)
Debt issuance costs	(2.9)	(0.1)	—	—	—	(3.0)
Net inter-company proceeds (payments)	50.3	(10.2)	8.2	(48.3)	—	—
Dividends paid	—	—	(206.4)	(213.5)	419.9	—
Dividends paid to shareholders	(45.6)	—	—	—	—	(45.6)
Repurchase of ordinary shares	(60.0)	—	—	—	—	(60.0)
Other financing activities, net	6.2	—	—	(0.2)	—	6.0
Net cash provided by (used in) financing activities	(66.8)	(10.3)	(198.2)	(263.3)	419.9	(118.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7.3	—	7.3
Net increase (decrease) in cash and cash equivalents	0.6	—	11.7	10.2	—	22.5
Cash and cash equivalents - beginning of period	0.5	0.1	166.0	145.8	—	312.4
Cash and cash equivalents - end of period	$1.1	$0.1	$177.7	$156.0	$—	$334.9

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

2017 Dividends

Through September 30, 2017, we paid dividends of $0.48 per ordinary share to shareholders.

Share repurchases

Through September 30, 2017, we repurchased approximately 0.8 million shares for approximately $60.0 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2017	% of revenues	2016	% of revenues
Net revenues	$609.4		$581.1
Cost of goods sold	335.5	55.1%	317.6	54.7%
Selling and administrative expenses	147.8	24.3%	142.0	24.4%
Operating income	126.1	20.7%	121.5	20.9%
Interest expense	17.8		15.6
Loss on divestitures	—		84.4
Other income, net	(3.7)		0.4
Earnings before income taxes	112.0		21.1
Provision for income taxes	21.9		19.1
Net earnings	90.1		2.0
Less: Net earnings attributable to noncontrolling interests	0.3		0.4
Net earnings attributable to Allegion plc	$89.8		$1.6
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$0.94		$0.02
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2017 increased by 4.9%, or $28.3 million, compared with the same period in 2016, which resulted from the following:

Pricing	2.4%
Volume	0.3%
Acquisitions	1.0%
Currency exchange rates	1.2%
Total	4.9%
The increase in net revenues was primarily driven by improved pricing in all three segments, as well as an acquisition in the Americas segment and favorable foreign currency exchange rate movements due to weakening of the US dollar against currencies in EMEIA and Asia Pacific.

Operating Income/Margin
Operating income for the three months ended September 30, 2017 increased $4.6 million compared to the same period in 2016 and operating margin for the three months ended September 30, 2017 decreased to 20.7% from 20.9% for the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
September 30, 2016	$121.5	20.9%
Pricing and productivity in excess of inflation	10.9	1.3%
Volume/product mix	(1.4)	(0.3)%
Restructuring / acquisition expenses	(3.3)	(0.6)%
Currency exchange rates	1.3	0.1%
Investment spending and other items	(2.8)	(0.5)%
Acquisitions	(0.1)	(0.2)%
September 30, 2017	$126.1	20.7%
Operating income increased primarily due to pricing improvements and productivity in excess of inflation, as well as favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending, restructuring and acquisition expenses, and unfavorable volume/product mix.
Operating margin decreased primarily due to increased investment spending, restructuring and acquisition expenses, and volume/product mix. The decrease was partially offset by favorable pricing improvements and productivity in excess of inflation.
Interest Expense
Interest expense for the three months ended September 30, 2017 increased $2.2 million compared with the same period of 2016 primarily due to $1.6 million of costs associated with the refinancing of our credit facilities, which closed during the three months ended September 30, 2017.
Loss on Divestitures
During the three months ended September 30, 2017 we did not have any loss on divestitures. During the three months ended September 30, 2016 we recorded an after tax charge of $84.4 million primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended September 30, 2017 and 2016 were as follows:

In millions	2017	2016
Interest income	$(0.3)	$(0.5)
Exchange (gain) loss	(0.1)	0.5
(Earnings) loss from and gains on the sale of equity investments	(0.1)	0.1
Other	(3.2)	0.3
Other (income) expense, net	$(3.7)	$0.4

Other (income) expense, net for the three months ended September 30, 2017 included a gain of $2.9 million related to a legal entity liquidation.

Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2017 and 2016 were 19.6% and 90.5%. The effective income tax rate for the three months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our Systems Integration business in China. Excluding this write-down, the effective tax rate increased due to unfavorable changes in the mix of income earned in higher rate jurisdictions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2017	% of revenues	2016	% of revenues
Net revenues	$1,785.1		$1,668.3
Cost of goods sold	989.3	55.4%	921.1	55.2%
Selling and administrative expenses	436.8	24.5%	418.9	25.1%
Operating income	359.0	20.1%	328.3	19.7%
Interest expense	49.7		48.4
Loss on divestitures	—		84.4
Other income, net	(8.2)		(17.0)
Earnings before income taxes	317.5		212.5
Provision for income taxes	52.9		56.3
Net earnings	264.6		156.2
Less: Net earnings attributable to noncontrolling interests	0.9		1.9
Net earnings attributable to Allegion plc	$263.7		$154.3
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$2.75		$1.59
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2017 increased by 7.0%, or $116.8 million, compared with the same period in 2016, which resulted from the following:

Pricing	2.0%
Volume	3.5%
Acquisitions	1.6%
Currency exchange rates	(0.1)%
Total	7.0%
The increase in net revenues was primarily driven by higher volumes, improved pricing and acquisitions impacting all three segments.

Operating Income/Margin
Operating income for the nine months ended September 30, 2017 increased $30.7 million compared to the same period in 2016 and operating margin for the nine months ended September 30, 2017 increased to 20.1% from 19.7% for the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
September 30, 2016	$328.3	19.7%
Pricing and productivity in excess of inflation	26.5	1.1%
Volume/product mix	19.9	0.5%
Acquisitions	(0.4)	(0.3)%
Restructuring / acquisition expenses	(3.6)	(0.2)%
Currency exchange rates	1.4	0.1%
Investment spending and other items	(13.1)	(0.8)%
September 30, 2017	$359.0	20.1%
Operating income and operating margin increased primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending, restructuring and acquisition expenses, and acquisitions.
Interest Expense
Interest expense for the nine months ended September 30, 2017 increased $1.3 million compared with the same period of 2016 primarily due to $1.6 million of costs associated with the refinancing of our credit facilities.
Loss on Divestitures
During the nine months ended September 30, 2017 we did not have any loss on divestitures. During the nine months ended September 30, 2016 we recorded an after tax charge of $84.4 million primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our security system integration business in China.
Other Income, Net
The components of Other income, net for the nine months ended September 30, 2017 and 2016 were as follows:

In millions	2017	2016
Interest income	$(0.6)	$(1.9)
Exchange loss	0.4	2.9
Earnings from and gains on the sale of equity investments	(4.7)	(3.9)
Other	(3.3)	(14.1)
Other income, net	$(8.2)	$(17.0)

Other income, net for the nine months ended September 30, 2017 was unfavorable $8.8 million compared to the same period in 2016. Other income, net for the nine months ended September 30, 2017 included a gain of $4.9 million from the sale of iDevices, LLC, and a gain of $2.9 million related to a legal entity liquidation. During the nine months ended September 30, 2016, we recorded gains from the sale of marketable securities of $12.4 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 16.7% and 26.5%. The effective income tax rate for the nine months ended September 30, 2017 was impacted by a favorable benefit of vesting and exercise of share based compensation awards and a favorable benefit resulting from the release of valuation allowances, which are partially offset by unfavorable changes in the mix of income earned in higher rate jurisdictions. The effective income tax rate for the nine months ended September 30, 2016 was negatively impacted by $84.4 million (before and after-tax) primarily due to the write-down of the carrying value of consideration receivable related to the September 2015 divestiture of our Systems Integration business in China.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in net earnings.

Segment Results of Operations - For the three and nine months ended September 30

	Three months ended			Nine months ended
in millions	2017	2016	% Change	2017	2016	% Change
Net revenues
Americas	$455.2	$436.2	4.4%	$1,331.4	$1,235.7	7.7%
EMEIA	125.1	116.4	7.5%	372.7	356.5	4.5%
Asia Pacific	29.1	28.5	2.1%	81.0	76.1	6.4%
Total	$609.4	$581.1		$1,785.1	$1,668.3

Segment operating income
Americas	$131.8	$131.5	0.2%	$379.7	$351.7	8.0%
EMEIA	9.1	3.4	167.6%	24.5	20.3	20.7%
Asia Pacific	2.2	1.8	22.2%	5.1	3.8	34.2%
Total	$143.1	$136.7		$409.3	$375.8

Segment operating margin
Americas	29.0%	30.1%		28.5%	28.5%
EMEIA	7.3%	2.9%		6.6%	5.7%
Asia Pacific	7.6%	6.3%		6.3%	5.0%

Americas

Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door frames, electronic product and access control systems to end users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.

Net Revenues

Net revenues for the three months ended September 30, 2017 increased by 4.4%, or $19.0 million, compared to the same period in 2016 due to the following:

Pricing	2.7%
Volume	0.1%
Acquisitions	1.4%
Currency exchange rates	0.2%
Total	4.4%

The increase is primarily due to improved pricing and an acquisition in the current year. Net revenues from non-residential products for the three months ended September 30, 2017 increased mid single-digits compared to the same period in the prior year. Net revenues from residential products for the three months ended September 30, 2017 increased low single-digits compared to the same period in the prior year.

Net revenues for the nine months ended September 30, 2017 increased by 7.7%, or $95.7 million, compared to the same period in 2016 due to the following:

Pricing	2.2%
Volume	4.0%
Acquisitions	1.5%
Total	7.7%

The increase is primarily due to higher volumes, improved pricing and an acquisition in the current year. Net revenues from non-residential products for the nine months ended September 30, 2017 increased high single-digits compared to the same period in the prior year. Net revenues from residential products for the nine months ended September 30, 2017 also increased mid single-digits compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended September 30, 2017 increased $0.3 million and segment operating margin decreased to 29.0% from 30.1% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$131.5	30.1%
Pricing and productivity in excess of inflation	9.1	1.3%
Volume/product mix	(2.6)	(0.6)%
Currency exchange rates	0.3	—%
Investment spending	(1.8)	(0.4)%
Acquisitions	(0.1)	(0.4)%
Restructuring / acquisition expenses	(4.6)	(1.0)%
2017	$131.8	29.0%

The increase in operating income was primarily due to pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by unfavorable volume/product mix, increased investment spending primarily for new product development and channel initiatives, and restructuring.

The decrease in operating margin was primarily due to increased investment spending primarily for new product development and channel led initiatives, restructuring and acquisition expenses, volume/product mix, and an operating loss from an acquisition in the current year. These decreases were partially offset by pricing improvements and productivity in excess of inflation.

Segment operating income for the nine months ended September 30, 2017 increased $28.0 million and segment operating margin held constant at 28.5% compared to the same period in 2016. Year over year fluctuations are due to the following:

in millions	Operating Income	Operating Margin
2016	$351.7	28.5%
Pricing and productivity in excess of inflation	20.7	1.0%
Volume/product mix	17.4	0.3%
Currency exchange rates	2.3	0.2%
Investment spending	(9.4)	(0.8)%
Acquisitions	0.6	(0.4)%
Restructuring / acquisition expenses	(3.6)	(0.3)%
2017	$379.7	28.5%

The increase in operating income was primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending primarily for new product development and channel initiatives, and restructuring and acquisition expenses in the current year.

Operating margin saw improved contributions due to volume/product mix, pricing improvements and productivity in excess of inflation, and favorable foreign currency exchange rate movements. These increases were offset by increased investment spending primarily for new product development and channel initiatives, an acquisition, and restructuring and acquisition expenses in the current year.

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

Net Revenues

Net revenues for the three months ended September 30, 2017 increased by 7.5%, or $8.7 million compared to the same period in 2016 due to the following:

Pricing	1.8%
Volume	1.3%
Currency exchange rates	4.4%
Total	7.5%

The increase was due to higher volumes, improved pricing and favorable foreign currency exchange rate movements.

Net revenues for the nine months ended September 30, 2017 increased by 4.5%, or $16.2 million, compared to the same period in 2016 due to the following:

Pricing	1.5%
Volume	2.1%
Acquisitions	2.2%
Currency exchange rates	(1.3)%
Total	4.5%

The increase was due to higher volumes, improved pricing and an acquisition in the prior year partially offset by unfavorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the three months ended September 30, 2017 increased $5.7 million and segment operating margin increased to 7.3% from 2.9% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$3.4	2.9%
Pricing and productivity in excess of inflation	2.0	1.6%
Volume/product mix	1.2	0.9%
Currency exchange rates	0.8	0.5%
Investment spending	(0.7)	(0.6)%
Restructuring / acquisition expenses	2.4	2.0%
2017	$9.1	7.3%

The increase in operating income and margin was primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix, decreased restructuring and acquisition expenses, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending.

Segment operating income for the nine months ended September 30, 2017 increased $4.2 million and segment operating margin increased to 6.6% from 5.7% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$20.3	5.7%
Pricing and productivity in excess of inflation	5.0	1.3%
Volume/product mix	2.2	0.5%
Currency exchange rates	(1.2)	(0.3)%
Investment spending	(1.7)	(0.5)%
Acquisitions	(0.9)	(0.3)%
Restructuring / acquisition expenses	0.8	0.2%
2017	$24.5	6.6%

The increase in operating income and operating margin was primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix, and decreased restructuring and acquisition expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, and acquisitions.

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

Net Revenues

Net revenues for the three months ended September 30, 2017 increased by 2.1%, or $0.6 million compared to the same period in 2016 due to the following:

Pricing	0.4%
Volume	—%
Currency exchange rates	1.7%
Total	2.1%

The increase in revenues was primarily due to improved pricing and favorable foreign currency exchange rate movements.

Net revenues for the nine months ended September 30, 2017 increased by 6.4%, or $4.9 million compared to the same period in 2016 due to the following:

Pricing	0.4%
Volume	3.8%
Acquisitions	1.0%
Currency exchange rates	1.2%
Total	6.4%

The increase in revenues was primarily due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and an acquisition in the prior year.

Operating income/margin

Segment operating income for the three months ended September 30, 2017 increased $0.4 million and segment operating margin increased to 7.6% from 6.3% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$1.8	6.3%
Pricing and productivity in excess of inflation	0.3	1.2%
Volume/product mix	—	0.2%
Currency exchange rates	0.2	0.3%
Investment spending	(0.1)	(0.4)%
2017	$2.2	7.6%

The increase in operating income and operation margin was primarily related to favorable pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending.

Segment operating income for the nine months ended September 30, 2017 increased $1.3 million and segment operating margin increased to 6.3% from 5.0% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
2016	$3.8	5.0%
Pricing and productivity in excess of inflation	0.8	1.0%
Volume/product mix	0.3	0.2%
Currency exchange rates	0.3	0.2%
Investment spending	(0.3)	(0.4)%
Acquisitions	(0.1)	(0.1)%
Restructuring expenses	0.3	0.4%
2017	$5.1	6.3%

The increase in operating income and operating margin was primarily related to favorable volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and decreased restructuring and acquisition expenses. These increases were partially offset by an operating loss related to an acquisition in the prior year and increased investment spending.

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities, and to access our borrowing facilities (including unused availability under our Revolving Facility) and capital markets. We believe that our future cash provided by operating activities, availability under our Revolving Facility and access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the condensed and consolidated financial statements.

In millions	2017	2016
Net cash provided by operating activities	$170.0	$178.4
Net cash used in investing activities	(36.1)	(49.3)
Net cash used in financing activities	(118.7)	(116.0)
Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 decreased $8.4 million compared to the same period in 2016. The decrease in net cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan partially offset by higher earnings.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 decreased $13.2 million compared to the same period in 2016. The decrease in net cash used in investing activities is primarily due to $15.5 million in proceeds from the sale of an equity investment in the nine months ended September 30, 2017 that did not occur in the same period last year and a $10.6 million decrease of cash payments related to acquisitions in the nine months ended September 30, 2017 compared to the same period last year. These changes were partially offset by $14.1 million of cash received from the sale of marketable securities in the same period last year that did not recur in the nine months ended September 30, 2017.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2017 increased $2.7 million compared to the same period in 2016. The increase in cash used in financing activities is primarily due to a $30.0 million increase of repurchases of ordinary shares and a $11.1 million increase in dividend payments to ordinary shareholders partially offset by lower debt repayments. During the nine months ended September 30, 2017, we repaid our previously outstanding credit facility, the Second Amended Credit Agreement, dated as of September 30, 2015. As part of this refinancing, debt issuance costs of $3.0 million were paid during the nine months ended September 30, 2017. Cash provided by other financing activities increased $3.2 million for the nine months ended September 30, 2017 compared to the prior year primarily due to higher proceeds from shares issued under incentive plans, lower dividends paid to noncontrolling interests and payment of contingent consideration related to an acquisition in the same period last year that did not recur in the nine months ended September 30, 2017.

Capitalization

On September 12, 2017, we entered into a new Credit Agreement (the “Credit Agreement”), which refinanced in full our previously outstanding credit facility dated as of September 30, 2015. The Credit Agreement provides for $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility maturing on September 12, 2022 (the “Term Facility”) and a $500.0 million revolving credit facility maturing on September 12, 2022 (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). All obligations under our previously outstanding credit facility were satisfied, all commitments thereunder were terminated, and all guarantees and security interests that had been granted in connection therewith were released.

The full amount of the Term Facility was drawn at closing. Amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The proceeds from the Term Facility along with the initial borrowings of $165.0 million under the Revolving Facility were used primarily to repay our previously outstanding credit facility. The Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022.

The Revolving Facility consists of a five-year revolving credit facility with aggregate commitments in an amount equal to $500.0 million, of which up to $100.0 million is available for the issuance of letters of credit, and including a swingline facility in an amount equal to $50.0 million. Certain of the commitments under the Revolving Facility are available to be drawn in currencies other than US dollars, including euros and pounds sterling. Amounts repaid under the Revolving Facility may be reborrowed. As discussed further below, we repaid in full the outstanding borrowings under the Revolving Facility on October 2, 2017, with proceeds from the issuance of Senior Notes due 2024 and 2027 on the same date.

On October 2, 2017, Allegion US Holding Company Inc. (“Allegion US Holding”), a subsidiary of Allegion plc (“Allegion”), issued $400.0 million aggregate principal amount of its 3.200% Senior Notes due 2024 and $400.0 million aggregate principal amount of its 3.550% Senior Notes due 2027.
On October 3, 2017 we used the net proceeds of the offering to redeem in full the 5.75% Senior Notes due 2021 and to redeem in full the 5.875% Senior Notes due 2023, pay the related redemption premiums of approximately $33.0 million, and fees of approximately $7.4 million related to the Senior Notes due 2024 and 2027, of which half will be deferred over 7 years and half over 10 years and amortized into interest expense.

As of September 30, 2017, we had $18.0 million of letters of credit outstanding.

We are required to comply with certain covenants under our unsecured credit facilities. We are required to comply with a maximum leverage ratio of 3.75 to 1.00 based on a ratio of total consolidated indebtedness, net of unrestricted cash up to $200.0 million, to consolidated EBITDA. Additionally, we are required to have a minimum interest expense coverage ratio of 4.00 to 1.00 based on a ratio of consolidated EBITDA to consolidated interest expense, net of interest income. As of September 30, 2017, we were in compliance with these covenants. The indenture to our senior notes and the unsecured credit facilities contain affirmative and negative covenants that, among other things, limit or restrict our ability to enter into certain transactions.

Long-term debt as of September 30, 2017 and subsequent to the financing activities through October 3, 2017 noted above, consisted of the following:

In millions	October 3, 2017	September 30, 2017
Term Facility	700.0	700.0
Revolving Facility	—	165.0
5.75% Senior notes due 2021	—	300.0
5.875% Senior notes due 2023	—	300.0
3.20% Senior notes due 2024	400.0	—
3.55% Senior notes due 2027	400.0	—
Other debt, including capital leases, maturing in various amounts through 2024	1.0	1.0
Unamortized debt issuance costs, net	(14.7)	(19.0)
Total debt	1,486.3	1,447.0
Less current portion of long-term debt	35.0	35.0
Total long-term debt	$1,451.3	$1,412.0

The majority of our earnings are considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. Accordingly, applicable income taxes have not been accrued on the portion of our earnings that is considered to be permanently reinvested.

At September 30, 2017, we had cash and cash equivalents of $334.9 million. Approximately 47% of our cash and cash equivalents were located outside the U.S.

Pensions

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets increases as the funded status increases. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In January 2017, we made a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan.

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

Management believes there have been no significant changes during the nine months ended September 30, 2017, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk during the third quarter of 2017. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
July 1 - July 31	—	$—	—	$439,992
August 1 - August 31	—	—	—	439,992
September 1 - September 30	—	—	—	439,992
Total	—	$—	—	$439,992

In February 2017, our Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares ("2017 Share Repurchase Authorization"). Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The 2017 Share Repurchase Authorization does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.3	Form of Global Note representing the 3.200% Senior Notes due 2024.	Incorporated by reference to Exhibit 4.3 of Allegion plc's Current Report on Form 8-K filed October 2, 2017 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.5	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of Allegion plc's Current Report on Form 8-K filed October 2, 2017 (included in Exhibit 4.4).

10.1	Credit Agreement, dated as of September 12, 2017.	Incorporated by reference to Exhibit 10.1 of Allegion plc's Current Report on Form 8-K filed September 15, 2017.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	October 26, 2017	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 26, 2017	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President and Chief Accounting Officer Principal Accounting Officer