Form 10-K
period 2017-12-31
Allegion plc
filed 2018-02-20
CIK 1579241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Par Value $0.01 per Share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of ordinary shares held by non-affiliates on June 30, 2017 was approximately $7.7 billion based on the closing price of such stock on the New York Stock Exchange.

The number of ordinary shares outstanding as of February 16, 2018 was 95,185,418.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 5, 2018 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Factors that might affect our forward-looking statements include, among other things:

•	economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industry in which we compete;

•	the ability to protect and use intellectual property;

•	fluctuations in currency exchange rates;

•	the ability to complete and integrate any acquisitions;

•	our ability to operate efficiently and productively;

•	our ability to manage risks related to our information technology and cyber-security;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•
the possible effects on us of future legislation or interpretations in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•	the impact our outstanding indebtedness may have on our business and operations.
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

Allegion Principal Products
Door closers and controls	Doors and door systems
Electronic security products	Electronic and biometric access control systems
Exit devices	Locks, locksets, portable locks and key systems
Time, attendance and workforce productivity systems	Other accessories

Access control security products and solutions are critical elements in every building and home. Many door openings are configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access-control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, security products are increasingly linked electronically, creating additional functionality and complexity.

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

•	Our access to and management of key channels in the market, which is critical to delivering our products in an efficient and consistent manner; and

•
Our enterprise excellence capabilities, including our global manufacturing operations and agile supply chain, which facilitate our ability to deliver specific product and system configurations to end-users worldwide, quickly and efficiently.

We believe that the security products industry is growing and will continue to benefit from several global macroeconomic and long-term demographic trends, including:

•	stabilization of construction markets in key North American markets;

•	the convergence of mechanical and electronic security products;

•	heightened awareness of security requirements;

•	increased global urbanization; and

•	the shift to a digital, interconnected environment.

We believe the security products industry will also benefit from continued growth in institutional, commercial, and residential end-markets. We also expect growth in the global electronic product categories we serve to outperform the security products industry as end-users adopt newer technologies in their facilities.

We operate in three geographic regions: Americas; Europe, Middle East, India and Africa ("EMEIA"); and Asia Pacific. We sell our products and solutions under the following brands:

Allegion Brands
(listed for each region)

We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including into the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our corporate brands are CISA®, Interflex®, LCN®, Schlage®, SimonsVoss®, and Von Duprin®. We believe LCN, Schlage, and Von Duprin hold the No. 1 position in their primary product categories in North America and CISA, Interflex, and SimonVoss hold the No.1 or No. 2 position in their primary product categories in certain European markets.

For the year ended December 31, 2017, we generated revenues of $2,408.2 million and operating income of $488.2 million.

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

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. Recent examples of successful product launches are illustrated in the table below:

Product	Brands	Year	Innovation
Residential Locks and Levers	Schlage Touch, Connect, Sense, Control, SEL, Custom	2015/2016/ 2017
New single and multi-family residential electronic locking platforms that provide for keyless entry (Touch), connected locking (Connect), integration with the Internet of Things (IoT) and Apple HomeKit, Amazon Alexa, Google Assistant and Android platforms (Sense), multi-family interconnected locking (Control), 4-in-1 locks, fingerprint sensors, and smart card or code access (SEL).

A new range with universal functionality (Custom) allows homeowners to change from a doorknob to a lever and convert a non-locking door to lockable in minutes.

Commercial Locks and Electronic Access Platforms	Schlage, CISA, SimonsVoss	2015/2016/ 2017
Access control platforms and proximity readers and smart credentials upgraded for improved strength and durability (Schlage). Comprehensive offerings featuring mechanical, wired electrified and wireless electronic solutions for common aesthetic and consistent user experience throughout a building. Wireless locks able to be managed with ENGAGE™ web and mobile apps or with our Software Alliance Member (SAM) systems (Schlage LE and NDE).

Multipoint locking line (CISA) designed for high security European applications, correcting for heat distortion. MobileKey (SimonsVoss) provides facility managers highly secure and sophisticated access control with mobile phone technology.

Closers	LCN, Briton, CISA, ITO Kilit	2015/2016/ 2017
Cast Aluminum Series closers (LCN) were specially designed to deliver consistent, dependable and long-term performance.

New closers (Briton, CISA, ITO Kilit) significantly expanded the European standard portfolio in 2017, offering affordable quality and specialty applications.

Exit Devices	Von Duprin, CISA	2016/2017
Concealed vertical cables (Von Duprin) give doors aesthetics, strength and security in an exit device system that is easy to install and maintain.

e-Fast motorized push bars (CISA) now include lighting features.

Bike Lighting and Portable Locking Solutions	AXA, Kryptonite, Trelock	2017
Innovation in bike safety and security from each of our Global Portable Security brands (AXA, Kryptonite and Trelock), ranging from compact dynamo lights and e-bike lights to USB and battery powered lights, as well as new lines of folding locks, integrated chains and electronic ring locks and mobile applications for bikes and motorcycles.

Industry and Competition

The global markets we serve encompass commercial, institutional and residential construction markets throughout North America, Europe, the Middle East and Asia-Pacific. In recent years, growth in electronic security products and solutions continues to outperform the industry as a whole as end-users adopt newer technologies in their facilities. We expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB and dorma+kaba Group. We also face competition in various markets and product categories throughout the world, including from Spectrum Brands Holdings, Inc. in the North American residential market. As we move into more technologically-advanced product categories, we may also compete against new, more specialized competitors.

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

Our Reporting Segments

We manufacture and sell mechanical and electronic security products and solutions in approximately 130 countries. Approximately 96% of our 2017 revenues were to customers in the North America, Western Europe and the Asia-Pacific regions.

The following table presents the relative percentages of total segment revenue attributable to each reporting segment for each of the last three fiscal years. See Note 20, "Business Segment Information," to our annual consolidated financial statements for information regarding net revenues, operating income, and total assets by reportable segment:

	For the Years Ended December 31
	2017	2016	2015
Americas	73%	74%	75%
EMEIA	22%	21%	19%
Asia Pacific	5%	5%	6%

Our Americas segment provides security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment offers a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products, and access control and time and attendance systems to end-users in the commercial, institutional and residential markets, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, and Von Duprin.

Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers the same portfolio of products as the Americas segment, as well as workforce productivity solutions. This segment’s primary brands are AXA, Bricard, CISA, Interflex and SimonsVoss. This segment also resells North American LCN, Schlage, and Von Duprin products, primarily in the Middle East.

Our Asia Pacific segment provides security products and solutions in approximately 15 countries throughout Asia Pacific. The segment offers the same portfolio of products as the Americas segment. This segment’s primary brands are Brio, FSH, Legge, Milre, and Schlage.

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

•
Electronic security products and access control systems: A broad range of electrified locks, access control systems, biometric hand reader systems, key card and reader systems and accessories, including Internet of Things (IoT) and cloud-based solutions.

•
Time, attendance and workforce productivity systems: Products and services designed to help business customers manage and monitor workforce access control parameters, attendance and employee scheduling. We offer ongoing aftermarket services in addition to design and installation offerings.

•	Doors and door systems: A portfolio of hollow metal, glass, wood, and specialty doors and door systems.

•
Other accessories: A variety of additional security and product components, including hinges, door levers, door stops, lights, louvers, weather stripping, thresholds, and other accessories, as well as certain bathroom fittings.

Customers

We sell most of our products and solutions through distribution and retail channels, ranging from specialty distribution to wholesalers. We have built a network of channel partners that help our customers choose the right solution to meet their security needs and help commercial and institutional end-users fulfill and install orders. We also sell through a variety of retail channels, ranging from large do-it-yourself home improvement centers to small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space. Through our Interflex business and Global Portable Security brands, we also provide products and solutions directly to end-users.

Our 10 largest customers represented approximately 25% of our total revenues in 2017. No single customer represented 10% or more of our total revenues in 2017.

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

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 31 production and assembly facilities, including 14 in the Americas region, 12 in EMEIA and 5 in Asia Pacific. We own 15 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our United States (U.S.) based residential portfolio is manufactured in the Baja Region of Mexico under a NAFTA Maquiladora.

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

Intellectual Property

Intellectual property, inclusive of certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business.  We create, protect and enforce our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to try to ensure the protection and enforcement of our intellectual property rights. We use trademarks on nearly all of our products and believe that such distinctive marks are an important factor in creating a market for our goods, in identifying us and in distinguishing our products from others. We consider our Schlage, Von Duprin, LCN, CISA, SimonsVoss, Interflex and other associated trademarks to be among our most valuable assets, and we have registered these trademarks in a number of countries. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

Facilities

We operate through a broad network of sales offices, engineering centers, 31 production facilities and several distribution centers throughout the world. Our active properties represent approximately 7.0 million square feet, of which approximately 47% is leased.

The following table shows the location of our worldwide production facilities:

Production Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Clamecy, France	Auckland, New Zealand
Bogota, Colombia	Dubai, United Arab Emirates	Bucheon, South Korea
Chino, California	Durchhausen, Germany	Jinshan, China
Ensenada, Mexico	Duzce, Turkey	Melbourne, Australia
Indianapolis, Indiana	Faenza, Italy	Sydney, Australia
Irving, Texas	Feuquieres, France
McKenzie, Tennessee	Monsampolo, Italy
Perrysburg, Ohio	Muenster, Germany
Princeton, Illinois	Osterfeld, Germany
Security, Colorado	Renchen, Germany
Snoqualmie, Washington	Siewierz, Poland
Tecate, Mexico	Veenendaal, Netherlands
Tijuana, Mexico
Toronto, Ontario

Research and Development
We are committed to investing in highly productive research and development capabilities, particularly in electro-mechanical systems. Our research and development ("R&D") expenditures were approximately $48.3 million, $47.3 million and $45.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales, typically, are higher in those quarters than in the first and fourth calendar quarters. However, our Interflex business typically experiences higher sales in the fourth calendar quarter due to project timing. Revenue by quarter for the years ended December 31, 2017, 2016 and 2015 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	23%	26%	25%	26%
2016	22%	26%	26%	26%
2015	22%	25%	26%	27%

Employees

We currently have approximately 10,000 employees.

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

We incurred $3.2 million, $23.3 million, and $4.4 million of expenses during the years ended December 31, 2017, 2016, and 2015, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2017 and 2016, we have recorded reserves for environmental matters of $28.9 million and $30.6 million. Of these amounts $8.9 million and $9.6 million, respectively, relate to remediation of sites previously disposed by us. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, China, Europe, Korea, Mexico, New Zealand and Turkey. The political, economic and regulatory environments in which we operate are becoming increasingly volatile and uncertain. Accordingly, we are subject to risks that are inherent in operating globally, including:

•	changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crises and currency instability in developed and developing countries;

•	changes in applicable tax regulations and interpretations;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	political unrest, national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns and social and political instability.

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

Increased competition, including from technical developments, could adversely affect our business.

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

In addition, we compete in a market that is experiencing the convergence of the mechanical, electronic, and digital products. Technology and innovation play significant roles in the competitive landscape. Our success depends, in part, upon the research, development, and implementation of new technologies and products. Securing key partnerships and alliances as well as employee talent, including having access to technologies, services, intellectual property, and solutions developed by others will play a significant role in our ability to effectively compete. The continual development of new technologies by existing and new competitors, including non-traditional competitors with significant resources, could adversely affect our ability to sustain operating margins and desirable levels of sales volumes. To remain competitive, we must develop new products and respond to new technologies in a timely manner.

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

Approximately 30% of our 2017 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure our business will continue to be susceptible to currency fluctuations.

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

We utilize a number of tools to improve efficiency and productivity. Implementation of new processes to our operations could cause disruptions and there is no assurance that all of our planned enterprise excellence projects will be fully implemented, or if implemented will realize the expected improvements.

Our periodic restructuring plans may not be successful.

We have in the past restructured or made other adjustments to our workforce and manufacturing footprint in response to market changes, product changes, performance issues, change in strategies, acquisitions, and other internal and external considerations. Historically, these types of restructuring have resulted in increased restructuring costs and temporary reduced productivity. In addition, we may not achieve or sustain the expected growth or cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

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

Disruptions in our global supply chain, including product manufacturing and logistical services provided by outsourcing partners, may negatively impact our business.

Our ability to meet our customers' needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing arrangements. The loss or disruption of such manufacturing and supply arrangements could interrupt product supply and, if not effectively managed and remedied, have an adverse impact on our business.

We outsource certain manufacturing and logistical services to partners located throughout the world. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays. If we are unable to manage these relationships, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations or fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our hardware products to our customers could be impaired and our hardware business could be harmed.

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

Disruptions or breaches of our information systems could adversely affect us.

Despite our implementation of network security measures, which have focused on prevention, mitigation, resilience, and recovery, our network and products may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Cybersecurity attacks and intrusion efforts are continuous and evolving, and in certain cases they have been successful at the most robust institutions. The scope and severity of risks that cyber threats present have increased dramatically, and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs.

Our daily business operations also require us to retain sensitive data such as intellectual property, proprietary business information and data related to customers, suppliers and business partners within our networking infrastructure. The loss or breach of such information could result in wide reaching negative impacts to our business, and as such, the ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals.

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

Commodity shortages, price increases and higher energy prices could negatively affect our financial results.

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

Additionally, we are exposed to fluctuations in energy prices due to the instability of current market prices. Higher energy costs increase our operating costs and the cost of shipping our products and supplying services to our customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause us to lose the ability to effectively manage the risk of rising energy prices and may have an adverse impact on our results of operations and cash flows.

We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.

At December 31, 2017, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $761.2 million and $75.4 million, respectively. Pursuant to GAAP, we are required to annually assess our goodwill, indefinite-lived intangibles and other long-lived assets to determine if they are impaired. In addition, interim assessments must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions.

The basis of the fair value for our impairment assessments is determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Although our last analysis regarding the fair values of the goodwill and indefinite-lived intangible assets for our reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in net revenues and operating margins generated by our EMEIA and/or Asia Pacific segments could trigger future impairment in those segments. While we currently believe that our projected results will not result in future impairment, a deterioration in results or other factors could trigger a future impairment.

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

There are risks associated with our outstanding and future indebtedness

We have approximately $1.5 billion of outstanding indebtedness at December 31, 2017. In addition, we have a senior unsecured revolving credit facility that permits borrowings of up to an additional $500 million. Volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. A substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchase programs and future business opportunities.

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

Additionally, a portion of our borrowings at December 31, 2017 include a term loan with a variable rate of interest which exposes us to interest rate risk. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At December 31, 2017, our $1.5 billion of aggregate debt outstanding includes $691 million of floating-rate term loans and $800 million of our fixed-rate senior notes. We have the ability to incur up to $500 million of additional floating-rate debt under our senior unsecured revolving credit facility. We have entered into interest rate swaps for $250 million of our floating-rate term loans to manage our interest rate risk. A 100 basis point increase in LIBOR would have resulted in incremental 2017 interest expense of approximately $5.6 million. If the LIBOR or other applicable base rates under our senior unsecured credit facilities increase in the future then the interest on floating-rate debt could have a material effect on our interest expense.

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

In certain circumstances, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders residing in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could discourage the investment in our stock and adversely impact the price of our shares.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

We operate through a broad network of sales offices, engineering centers, 31 production facilities and several distribution centers throughout the world. Our active properties represent about 7.0 million square feet, of which approximately 47% is leased.
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
Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 20, 2018.

David D. Petratis, age 60, is our Chairman, President and Chief Executive Officer. Mr. Petratis served as the Chairman, President and Chief Executive Officer of Quanex Building Products Corporation (a manufacturer of engineered material and components for the building products markets) from 2008 to July 2013.

Patrick S. Shannon, age 55, is our Senior Vice President and Chief Financial Officer. Mr. Shannon served as the Vice President and Treasurer of Ingersoll-Rand plc (a global diversified company) from 2012 to October 2013.

Jeffrey N. Braun, age 58, is our Senior Vice President and General Counsel. Mr. Braun served as our Deputy General Counsel and Chief Compliance Officer from September 2013 to June 2014. Mr. Braun previously served as General Counsel of General Motors China, a subsidiary of General Motors Company (a global automotive company) from 2010 to 2013.

Timothy P. Eckersley, age 56, is our Senior Vice President - Americas. Mr. Eckersley served as Ingersoll Rand’s President, Security Technologies - Americas from 2007 to November 2013.

Todd V. Graves, age 51, is our Senior Vice President - Engineering and Technology. Mr. Graves served as our Vice President - Technology and Engineering from 2013 to January 2016.  Mr. Graves served as Ingersoll Rand's Vice President - Technology and Engineering, Security Technologies, from 2012 to 2013.

Tracy L. Kemp, age 49, is our Senior Vice President and Chief Information Officer.  Ms. Kemp served as our Vice President and Chief Information Officer from 2013 to February 2015.  Prior to that, Ms. Kemp served as Ingersoll Rand’s Vice President - Chief Information Officer, Security Technologies and Residential Solutions sectors from 2011 to 2013.

Shelley A. Meador, age 46, is our Senior Vice President - Human Resources and Communications. Ms. Meador served as our Vice President - Tax from 2013 to August 2016. Ms. Meador previously served as Vice President - Tax at Hillenbrand, Inc. (a global diversified industrial company) from 2011 to 2013.

Lucia Veiga Moretti, age 53, is our Senior Vice President - EMEIA. Ms. Moretti previously served as Senior Vice President and President, Delphi Product and Service Solutions for Delphi Automotive (a supplier of automotive technologies) from 2011 to February 2014.

Chris E. Muhlenkamp, age 60, is our Senior Vice President - Global Operations and Integrated Supply Chain. Mr. Muhlenkamp served as our Vice President - Global Operations and Integrated Supply Chain from 2013 to February 2014. Mr. Muhlenkamp served as Ingersoll Rand's Vice President - Operations and Global Integrated Supply Chain, Security Technologies, from 2011 to 2013.

Douglas P. Ranck, age 59, is our Vice President, Controller and Chief Accounting Officer. Mr. Ranck served as Ingersoll Rand’s Global Controller and Financial Planning and Analysis Leader - Climate Solutions from 2008 to October 2013.

Jeffrey M. Wood, age 47, is our Senior Vice President - Asia Pacific. Mr. Wood previously served as our Vice President, Global Supply Management from 2013 to January 2017. Mr. Wood also served as Senior Vice President, Supply Chain for the Buildings division of Schneider Electric SE (an energy management and automation company) from 2011 to 2013.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 16, 2018, the number of record holders of ordinary shares was 3,010. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2017	High	Low	Dividend
First quarter	$76.29	$63.81	$0.16
Second quarter	82.77	73.93	0.16
Third quarter	86.89	76.79	0.16
Fourth quarter	$89.81	$78.63	$0.16
2016	High	Low	Dividend
First quarter	$65.40	$52.95	$0.12
Second quarter	69.69	63.08	0.12
Third quarter	73.49	65.83	0.12
Fourth quarter	$69.95	$61.47	$0.12

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors declared dividends of $0.16 per ordinary share on February 2, 2017, April 5, 2017, September 6, 2017 and December 6, 2017. On February 7, 2018, our Board of Directors declared a dividend of $0.21 per ordinary share payable March 29, 2018. We paid a total of $60.9 million in cash for dividends to ordinary shareholders during the year ended December 31, 2017. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

In February 2017, our Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares ("2017 Share Repurchase Authorization"). The 2017 Share Repurchase Authorization does not have a prescribed expiration date. We paid a total of $60.0 million to repurchase 0.8 million ordinary shares during the year ended December 31, 2017 and $85.1 million to repurchase 1.3 million ordinary shares during the year ended December 31, 2016 under the previous authorized share repurchase plan that was established in 2014. At December 31, 2017, we have approximately $440.0 million available under the 2017 Share Repurchase Authorization.

Performance Graph

The annual changes for the period shown December 1, 2013 (when our ordinary shares began trading) to December 31, 2017 in the graph on this page are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 1, 2013, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2017.

	December 1, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Allegion plc	100.00	102.20	129.03	154.37	150.97	189.19
S&P 500	100.00	102.53	116.57	118.18	132.31	161.20
S&P 400 Capital Goods	100.00	104.58	104.84	99.07	130.70	162.97

Item 6.     SELECTED FINANCIAL DATA (1)
In millions, except per share amounts:

At and for the years ended December 31,	2017		2016		2015		2014		2013

Net revenues	$2,408.2		$2,238.0		$2,068.1		$2,118.3		$2,069.6

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations	273.3	(a)	229.1	(b)	154.3	(c)	186.3	(d)	35.9	(e), (f)
Discontinued operations	—		—		(0.4)		(11.1)		(3.6)

Total assets	2,542.0		2,247.4		2,263.0		2,015.9		2,000.6

Total debt	1,477.3		1,463.8		1,523.1		1,264.6		1,343.9

Total Allegion plc shareholders’ equity (deficit)	401.6		113.3		25.6		(4.8)		(66.1)

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$2.87		$2.39		$1.61		$1.94		$0.37
Discontinued operations	—		—		(0.01)		(0.12)		(0.03)

Diluted:
Continuing operations	$2.85		$2.36		$1.59		$1.92		$0.37
Discontinued operations	—		—		—		(0.12)		(0.03)

Dividends declared per ordinary share	$0.64		$0.48		$0.40		$0.32		$—

(a)
Net earnings from continuing operations for the year ended December 31, 2017 includes $44.7 million of costs related to the refinancing of our credit facilities and senior notes and a net tax charge of $53.5 million related to the U.S. Tax Reform Act.

(b)	Net earnings from continuing operations for the year ended December 31, 2016 includes $84.4 million of losses related to our previously divested systems integration business.

(c)
Net earnings from continuing operations for the year ended December 31, 2015 includes $104.2 million of losses related to the divestitures of our Venezuelan operations and our majority stake in our systems integration business.

(d)
Net earnings from continuing operations for the year ended December 31, 2014 includes an after-tax, non-cash inventory impairment charge of $18.7 million and a $9.1 million after-tax, non-cash charge related to the devaluation of the Venezuelan bolivar.

(e)
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

(f)	Net earnings from continuing operations includes $174.5 million of centrally managed service costs and corporate allocations from Ingersoll Rand for the year ended December 31, 2013.

(1) The Company has not restated 2015, 2014, or 2013 for the impact of the adoption of ASU 2016-09 in the fourth quarter of 2016. The Company has not restated 2014 or 2013 for the impact of the adoption of ASU 2015-17 and ASU 2015-03 as of December 31, 2015. The impact of excluding the above standards in prior period presentation is not material.

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

Overview

Organization

We are a leading global provider of security products and solutions operating in three geographic regions: Americas, EMEIA, and Asia Pacific. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential markets worldwide, including into the education, healthcare, government, commercial office and single and multi-family residential markets. Our corporate brands include Schlage, Von Duprin, LCN, CISA, SimonsVoss and Interflex.

Trends and Economic Events

Current market conditions have improved over the past few years, and we believe the security products industry will also benefit from continued growth in institutional, commercial, and residential end-markets. We also expect the security products industry will benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

In recent years, growth in electronic security products and solutions continues to outperform the industry, and we expect growth in the global electronic product categories we serve to continue to outperform the security products industry as a whole as end-users adopt newer technologies in their facilities. Our recent acquisitions have been made to capitalize on this trend.

The economic conditions discussed above and a number of other challenges and uncertainties that could affect our business are described under "Risk Factors."

2017 and 2016 Significant Events

Acquisitions

We completed one business acquisition in both 2017 and 2016:

Acquisitions
Business	Month
Trelock	June 2016
Republic	January 2017

The incremental impact of the acquisitions for the twelve months ended December 31, 2017 was a net increase in revenues of approximately $32.3 million and a net decrease to operating income of approximately $0.6 million compared to the same period in the prior year. The incremental impact of the acquisitions and divestitures for the twelve months ended December 31, 2016 was a net increase in revenues of approximately $63.6 million and a net increase in operating income of approximately $7.3 million compared to the same period in the prior year.

During the year ended December 31, 2017, we incurred $4.7 million of due diligence and acquisition and integration costs. Acquisition related costs were not material to the 2016 Consolidated Statement of Comprehensive Income.

2017 Dividends

We paid quarterly dividends of $0.16 per ordinary share to shareholders on record as of March 13, 2017, June 13, 2017, September 15, 2017, and December 15, 2017. We paid a total of $60.9 million in cash for dividends to ordinary shareholders during the year ended December 31, 2017.

Restructuring charges

In conjunction with ongoing restructuring actions throughout the year primarily related to workforce reductions and the closure and consolidation of manufacturing facilities in an effort to increase efficiencies, we incurred charges of $12.3 million for the year ended December 31, 2017.

We also incurred $1.5 million of other non-qualified restructuring charges during the year ended December 31, 2017 related to costs directly attributable to restructuring activities, but do not fall into the severance, exit, or disposal category.

Financing activities

We entered into a new $1.2 billion unsecured credit agreement (the "Credit Agreement"), consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The initial proceeds of $700.0 million from the Term Facility, along with initial borrowings of $165.0 million under the Revolving Facility, were used primarily to repay in full our previously outstanding secured credit facility, the Second Amended and Restated Credit Agreement, dated as of September 30, 2015. All obligations under the Second Amended and Restated Credit Agreement were satisfied, all commitments thereunder were terminated, and all guarantees and security interests that had been granted in connection therewith were released.

On October 2, 2017, we issued $400.0 million of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). On October 3, 2017 we used the net proceeds from the Notes to redeem in full the $300.0 million Senior Notes due 2021 and the $300.0 million Senior Notes due 2023, as well as to repay in full the $165.0 million of borrowings under the Revolving Facility and other costs associated with the refinancing.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Net revenues	$2,408.2		$2,238.0		$2,068.1
Cost of goods sold	1,337.5	55.5%	1,252.7	56.0%	1,199.0	58.0%
Selling and administrative expenses	582.5	24.2%	559.8	25.0%	510.5	24.7%
Operating income	488.2	20.3%	425.5	19.0%	358.6	17.3%
Interest expense	105.7		64.3		52.9
Loss on divestitures	—		84.4		104.2
Other income, net	(13.2)		(18.2)		(7.8)
Earnings before income taxes	395.7		295.0		209.3
Provision for income taxes	119.0		63.8		54.6
Earnings from continuing operations	276.7		231.2		154.7
Discontinued operations, net of tax	—		—		(0.4)
Net earnings	276.7		231.2		154.3
Less: Net earnings attributable to noncontrolling interests	3.4		2.1		0.4
Net earnings attributable to Allegion plc	$273.3		$229.1		$153.9
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Continuing operations	$2.85		$2.36		$1.59
Discontinued operations	—		—		—
Net earnings	$2.85		$2.36		$1.59

Net Revenues
Net revenues for the year ended December 31, 2017 increased by 7.6%, or $170.2 million, compared to the same period in 2016 due to the following:

Pricing	1.8%
Volume	3.9%
Acquisitions	1.4%
Currency exchange rates	0.5%
Total	7.6%

The increase in net revenues was primarily driven by higher volumes and improved pricing in all segments, incremental revenue from the acquisitions discussed above, and favorable foreign currency exchange rate movements relative to the US Dollar.

Net revenues for the year ended December 31, 2016 increased by 8.2%, or $169.9 million, compared to the same period in 2015 due to the following:

Pricing	1.0%
Volume	4.8%
Acquisitions / divestitures	3.0%
Currency exchange rates	(0.6)%
Total	8.2%

The increase in net revenues was primarily driven by higher volumes and improved pricing in all segments and incremental revenue from acquisitions in our EMEIA segment, offset by unfavorable foreign currency exchange rate movements due to the strengthening of the US dollar against currencies in EMEIA, primarily the British pound.

Cost of Goods Sold
For the year ended December 31, 2017, cost of goods sold as a percentage of revenue decreased to 55.5% from 56.0% due to the following:

Pricing and productivity in excess of inflation	(0.5)%
Volume/product mix	0.4%
Acquisitions	0.5%
Currency exchange rates	(0.1)%
Environmental remediation charge	(0.7)%
Restructuring / acquisition costs	(0.1)%
Total	(0.5)%
Costs of goods sold as a percentage of revenue for the year ended December 31, 2017 decreased primarily due to pricing and productivity benefits in excess of inflation, favorable foreign currency exchange rate movements, a decrease related to an environmental remediation charge in the prior year, and decreased restructuring costs. These decreases were offset by unfavorable product mix and volume and the impact of acquisitions.
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
Selling and Administrative Expenses

For the year ended December 31, 2017, selling and administrative expenses as a percentage of revenue decreased to 24.2% from 25.0% due to the following:

Productivity in excess of inflation	(0.7)%
Volume leverage	(0.9)%
Acquisitions	(0.2)%
Investment spending	0.7%
Restructuring / acquisition costs	0.3%
Total	(0.8)%

Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2017 decreased primarily due to favorable leverage due to increased volume, productivity benefits in excess of inflation, and acquisitions. These decreases were partially offset due to increased investment spending and higher restructuring and acquisition costs.

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

Operating Income/Margin
Operating income for the year ended December 31, 2017 increased $62.7 million from the same period in 2016 and operating margin increased to 20.3% from 19.0% for the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2016	$425.5	19.0%
Pricing and productivity in excess of inflation	35.0	1.2%
Volume/product mix	29.4	0.5%
Currency exchange rates	4.3	0.1%
Investment spending	(15.3)	(0.7)%
Acquisitions	(0.6)	(0.3)%
Environmental remediation charge	15.0	0.7%
Restructuring / acquisition costs	(5.1)	(0.2)%
December 31, 2017	$488.2	20.3%

Operating income and operating margin both increased due to favorable volume/product mix in all of our segments, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements, and lower environmental remediation charges in the current year due to a charge in the prior year for a change in approach for environmental remediation related to two sites in the Americas. These increases were partially offset by investment spending and the impact of acquisitions and higher restructuring and acquisition costs.

Operating income for the year ended December 31, 2016 increased $66.9 million and operating margin increased to 19.0% from 17.3% for the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$358.6	17.3%
Pricing and productivity in excess of inflation	13.6	0.5%
Volume/product mix	44.0	1.2%
Non-cash inventory impairment	4.2	0.2%
Currency exchange rates	4.6	0.3%
Investment spending	(12.3)	(0.6)%
Acquisitions / divestitures	7.3	(0.2)%
Environmental remediation charge	(15.0)	(0.7)%
Restructuring / acquisition costs	20.5	1.0%
December 31, 2016	$425.5	19.0%

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

Interest Expense

Interest expense for the year ended December 31, 2017 increased $41.4 million compared to the same period in 2016. Interest expense increased primarily due to $44.7 million of costs associated with the refinancing of our Credit Facilities, issuance of our new 3.200% and 3.550% Senior Notes, and redemption of our previously outstanding Senior Notes due 2021 and 2023.

Interest expense for the year ended December 31, 2016 increased $11.4 million compared with the same period of 2015. Interest expense increased primarily due to increased debt balances from the September 2015 issuance of the Senior Notes due 2023.

Loss on Divestitures

During the year ended December 31, 2015 we entered into an agreement to sell a majority stake in our systems integration business in China and recorded a pre-tax charge of $78.1 million ($82.4 million after tax charges) to write the carrying value of the assets and liabilities down to their estimated fair value less costs to complete the transaction. During the year ended December 31, 2016 we recorded an additional after tax charge of $84.4 million to further write-down the carrying value of consideration receivable related to this divestiture.

Other income, net

The components of Other income, net, for the year ended December 31 were as follows:

In millions	2017	2016	2015
Interest income	$(1.2)	$(1.9)	$(1.5)
Exchange loss	0.7	2.0	4.9
(Earnings) loss from and (gains) on the sale of equity investments	(5.4)	(3.6)	0.3
Other	(7.3)	(14.7)	(11.5)
Other income, net	$(13.2)	$(18.2)	$(7.8)

For the year ended December 31, 2017, Other income, net decreased by $5.0 million compared to the same period in 2016. During the year ended December 31, 2017 we recorded a cumulative gain of $5.4 million from the sale of iDevices, LLC, and gains of $7.3 million related to legal entity liquidations in our Asia Pacific region, of which $2.2 million has been attributed to noncontrolling interests.

For the year ended December 31, 2016, Other income, net increased by $10.4 million compared with the same period in 2015. During the year ended December 31, 2016 we recorded gains from the sale of marketable securities of $12.4 million, which is included within Other in the table above. Additionally, earnings from equity method investments increased primarily due to a gain recognized by an investment in 2016.

Provision for Income Taxes

On December 22, 2017, the President of the United States signed comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the U.S. tax code which will impact our year ended December 31, 2017 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) requiring a review of the future realizability of deferred tax balances.

For the year ended December 31, 2017, our effective tax rate was 30.1% compared to 21.6% for the year ended December 31, 2016. The effective income tax rate for the year ended December 31, 2017 was negatively impacted by a $53.5 million tax charge related to the Tax Reform Act, which was partially offset by the release of $10.4 million of valuation allowances. The effective income tax rate for the year ended December 31, 2016 was negatively impacted by $84.4 million (before and after tax) of charges related to the divestiture of our systems integration business in China during 2015.

For the year ended December 31, 2016, our effective tax rate was 21.6% compared to 26.1% for the year ended December 31, 2015. The effective income tax rate for the year ended December 31, 2016 was negatively impacted by $84.4 million (before and after tax) of charges related to the divestiture of our systems integration business in China during 2015. The effective income tax rate for the ended December 31, 2015 was negatively impacted by $111.3 million ($115.0 million after tax) of charges related to the divestiture of our systems integration business in China, the divestiture of our business in Venezuela and the devaluation of the Venezuelan bolivar. Excluding these charges, the effective tax rate for the year ended December 31, 2016 increased primarily due to increases in uncertain tax positions in 2016 that were partially offset by favorable changes in the mix of income earned in lower rate jurisdictions and the continued execution of our tax strategies.

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

Segment Results of Operations - For the years ended December 31

in millions	2017	2016	% Change	2016	2015	% Change
Net revenues
Americas	$1,767.5	$1,645.7	7.4%	$1,645.7	$1,558.4	5.6%
EMEIA	523.5	485.9	7.7%	485.9	386.3	25.8%
Asia Pacific	117.2	106.4	10.2%	106.4	123.4	(13.8)%
Total	$2,408.2	$2,238.0		$2,238.0	$2,068.1

Segment operating income (loss)
Americas	$503.3	$448.1	12.3%	$448.1	$418.0	7.2%
EMEIA	45.2	35.9	25.9%	35.9	8.6	317.4%
Asia Pacific	9.5	6.1	55.7%	6.1	(3.4)	279.4%
Total	$558.0	$490.1		$490.1	$423.2

Segment operating margin
Americas	28.5%	27.2%		27.2%	26.8%
EMEIA	8.6%	7.4%		7.4%	2.2%
Asia Pacific	8.1%	5.7%		5.7%	(2.8)%

Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic product and access control systems to end-users in commercial, institutional and residential facilities, including into the education, healthcare, government, commercial office and single and multi-family residential markets. This segment’s primary brands are Schlage, Von Duprin and LCN.
2017 vs 2016

Net revenues
Net revenues for the year ended December 31, 2017 increased by 7.4%, or $121.8 million, compared to the same period in 2016 due to the following:

Pricing	2.0%
Volume	3.8%
Acquisitions	1.4%
Currency exchange rates	0.2%
Total	7.4%

The increase in revenues was due to higher volumes, improved pricing, the impact of an acquisition in January 2017, and favorable foreign currency exchange rate movements. Net revenues from non-residential products for the year ended December 31, 2017 increased high single digits compared to the same period in the prior year due to market growth, product launches and channel initiatives. Net revenues from residential products for the year ended December 31, 2017 increased mid-single digits compared to the same period in the prior year primarily due to domestic market growth.

Operating income/margin
Segment operating income for the year ended December 31, 2017 increased $55.2 million and segment operating margin increased to 28.5% from 27.2% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2016	$448.1	27.2%
Pricing and productivity in excess of inflation	29.3	1.2%
Volume / Product mix	22.2	0.3%
Currency exchange rates	2.6	0.1%
Investment spending	(10.7)	(0.6)%
Acquisitions	0.3	(0.4)%
Environmental remediation charge	15.0	0.9%
Restructuring / acquisition costs	(3.5)	(0.2)%
December 31, 2017	$503.3	28.5%

Operating income increased primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix, favorable foreign currency exchange rate movements, lower environmental remediation charges in the current year due to a charge in the prior year for a change in approach for environmental remediation related to two sites in the U.S., and the impact of acquisitions. These increases were partially offset by increased investment spending primarily for new product development and channel development and restructuring and acquisition costs.

Operating margin increased primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix, favorable foreign currency exchange rate movements, and lower environmental remediation charges in the current year due to a charge in the prior year for a change in approach for environmental remediation related to two sites in the U.S. These increases were partially offset by increased investment spending primarily for new product development and channel development, restructuring and acquisition costs, and the impact of acquisitions.

2016 vs 2015

Net revenues
Net revenues for the year ended December 31, 2016 increased by 5.6%, or $87.3 million, compared to the same period in 2015 due to the following:

Pricing	0.9%
Volume	5.6%
Acquisitions	(0.6)%
Currency exchange rates	(0.3)%
Total	5.6%

The increase in revenues was primarily due to higher volumes and improved pricing. Net revenues from non-residential products for the year ended December 31, 2016 increased mid to high single digits compared to the same period in the prior year due to market growth, product launches, and channel initiatives. Net revenues from residential products for the year ended December 31, 2016 increased low single digits compared to the same period in the prior year primarily due to domestic market growth. These increases were partially offset by unfavorable foreign currency exchange movements and the 2015 divestiture of our Venezuelan operation.

Operating income/margin
Segment operating income for the year ended December 31, 2016 increased $30.1 million and segment operating margin increased to 27.2% from 26.8% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$418.0	26.8%
Pricing and productivity in excess of inflation	9.9	0.4%
Volume / Product mix	40.2	1.0%
Non-cash inventory impairment	4.2	0.3%
Currency exchange rates	6.5	0.5%
Investment spending	(6.4)	(0.4)%
Acquisitions / divestitures	(7.4)	(0.3)%
Environmental remediation charge	(15.0)	(1.0)%
Restructuring / acquisition costs	(1.9)	(0.1)%
December 31, 2016	$448.1	27.2%

The increases were primarily due to favorable volume/product mix, inventory impairment charges year-over-year in Venezuela, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by the divestiture of our Venezuelan operations, increased investment spending primarily for new product development and channel development, restructuring and acquisition costs and a charge for a change in approach for environmental remediation at two sites in the U.S.

EMEIA
Our EMEIA segment provides security products and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic product and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, CISA, Interflex and SimonsVoss. This segment also resells Schlage, Von Duprin and LCN products, primarily in the Middle East.
2017 vs 2016

Net revenues
Net revenues for the year ended December 31, 2017 increased by 7.7%, or $37.6 million, compared to the same period in 2016 due to the following:

Pricing	1.6%
Volume	3.1%
Acquisitions	1.6%
Currency exchange rates	1.4%
Total	7.7%

The increase in revenues was due to higher volumes, improved pricing, the impact of an acquisition made in the prior year, and favorable foreign currency exchange rate movements.

Operating income/margin
Segment operating income for the year ended December 31, 2017 increased $9.3 million and segment operating margin increased to 8.6% from 7.4% compared to the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2016	$35.9	7.4%
Pricing and productivity in excess of inflation	5.1	0.9%
Volume / Product mix	5.2	0.8%
Currency exchange rates	1.3	0.1%
Investment spending	(2.4)	(0.5)%
Acquisitions	(0.9)	(0.3)%
Restructuring / acquisition costs	1.0	0.2%
December 31, 2017	$45.2	8.6%
The increases were primarily due to pricing improvements and productivity in excess of inflation, improvements in volume/product mix, favorable foreign currency exchange rate movements, and year-over-year change in restructuring and acquisition costs. These increases were partially offset by increased investment spending and the impact from an acquisition in the prior year.
2016 vs 2015

Net revenue
Net revenues for the year ended December 31, 2016 increased by 25.8%, or $99.6 million, compared to the same period in 2015 due to following:

Pricing	1.2%
Volume	1.0%
Acquisitions / divestitures	25.4%
Currency exchange rates	(1.8)%
Total	25.8%

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

Operating income/margin
Segment operating income for the year ended December 31, 2016 increased $27.3 million and operating margin increased to 7.4% from 2.2% compared to the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$8.6	2.2%
Pricing and productivity in excess of inflation	9.4	1.6%
Volume / Product mix	0.2	—%
Currency exchange rates	(1.9)	(0.5)%
Investment spending	(2.2)	(0.6)%
Acquisitions / divestitures	9.0	1.4%
Restructuring / acquisition costs	12.8	3.3%
December 31, 2016	$35.9	7.4%
The increases were primarily due to pricing improvements and productivity in excess of inflation, the impact of 2015 acquisitions, slight improvement in volume/product mix and year-over-year change in restructuring and acquisition costs. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.

Asia Pacific
Our Asia Pacific segment provides security products and solutions in approximately 15 countries throughout the Asia Pacific region. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, electronic product and access control systems. This segment’s primary brands are Milre, Schlage, Legge, Brio and FSH.

2017 vs 2016

Net revenues
Net revenues for the year ended December 31, 2017 increased by 10.2%, or $10.8 million, compared to the same period in 2016, due to the following:

Pricing	0.4%
Volume	7.3%
Acquisitions	0.7%
Currency exchange rates	1.8%
Total	10.2%

The increase in revenues was due to higher volumes, improved pricing, the impact of an acquisition made in the prior year, and favorable foreign currency exchange rate movements.

Operating income/margin
Segment operating income for the year ended December 31, 2017 increased $3.4 million and segment operating margin increased to 8.1% from 5.7% compared with the same period in 2016 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2016	$6.1	5.7%
Pricing and productivity in excess of inflation	1.5	1.3%
Volume / Product mix	2.0	1.3%
Currency exchange rates	0.4	0.3%
Investment spending	(0.4)	(0.4)%
Acquisitions	(0.1)	(0.1)%
December 31, 2017	$9.5	8.1%
The increases were primarily related to pricing improvements and productivity in excess of inflation, improved volume/product mix, and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending and the impact of an acquisition in the prior year.

2016 vs 2015

Net revenues
Net revenues for the year ended December 31, 2016 decreased by 13.8%, or $17.0 million, compared with the same period of 2015, due to the following:

Pricing	0.4%
Volume	7.1%
Acquisitions / divestitures	(19.7)%
Currency exchange rates	(1.6)%
Total	(13.8)%

The decrease in revenues was primarily due to the divestiture of our systems integration business in China in the fourth quarter of 2015, as well as unfavorable foreign currency exchange rate movements. These decreases were partially offset by higher volumes, acquisition revenue and slightly improved pricing in our remaining business.

Operating income/margin
Segment operating income for the year ended December 31, 2016 increased $9.5 million and segment operating margin increased to 5.7% from (2.8)% compared with the same period in 2015 due to the following:

in millions	Operating Income	Operating Margin
December 31, 2015	$(3.4)	(2.8)%
Inflation in excess of pricing and productivity	(0.4)	(0.1)%
Volume / Product mix	3.5	2.8%
Investment spending	(1.1)	(0.9)%
Acquisitions / divestitures	5.6	5.1%
Restructuring / acquisition costs	1.9	1.6%
December 31, 2016	$6.1	5.7%
The increases were primarily related to improved volume/product mix, the divestiture of our systems integration business in China in 2015, acquisitions and the year-over-year change in restructuring and acquisition costs. These increases were partially offset by increased investment spending and inflation in excess of pricing and productivity.

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

In millions	2017	2016	2015
Cash provided by continuing operating activities	$347.2	$377.5	$257.4
Cash used in investing activities	(50.2)	(64.0)	(533.8)
Cash (used in) provided by financing activities	$(150.9)	$(196.0)	$195.0

Operating activities

Net cash provided by continuing operating activities for the year ended December 31, 2017 decreased $30.3 million compared to the same period in 2016. Operating cash flows for 2017 reflect a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan and increased cash paid for taxes, which were partially offset by higher net earnings compared to the same period in the prior year.

Net cash provided by continuing operating activities for the year ended December 31, 2016 increased $120.1 million compared to the same period in 2015. Operating cash flows for 2016 reflect higher net earnings compared to the same period in 2015.

Investing activities

Net cash used in investing activities for the year ended December 31, 2017 decreased $13.8 million compared to the same period in the prior year. The decrease in net cash used in investing activities is primarily due to $15.6 million in proceeds from the sale of an equity investment during 2017 that did not occur in the prior year and a $10.6 million decrease of cash payments related to acquisitions. These changes were partially offset by $14.1 million of cash received from the sale of marketable securities in 2016 that did not recur in the current year.

Net cash used in investing activities for the year ended December 31, 2016 decreased $469.8 million compared to the same period in the prior year. During the year ended December 31, 2016, cash used for acquisitions decreased $479.9 million compared to the year ended December 31, 2015. This was partially offset by an increase in capital expenditures of $7.3 million compared to 2015.

Financing activities

Net cash used in financing activities for the year ended December 31, 2017 decreased $45.1 million compared to the same period in the prior year. The decrease in cash used in financing activities is due to net proceeds from debt issuances over debt repayments of $10.1 million in 2017 versus net debt repayments of $64.4 million during 2016. Current year debt financing activity includes the redemption of the 2021 and 2023 Senior Notes for a total of $600.0 million and the settlement of the previously outstanding Term Loan A Facility of $856.3 million, offset by the issuance of the 3.200% and 3.550% Senior Notes in an aggregate amount of $800.0 million and a new term loan facility maturing on September 12, 2022 (the "Term Facility") in the amount of $700.0 million. Additionally, during the year ended December 31, 2017, we repurchased $60.0 million of common shares, compared to $85.1 million during 2016. We also made dividend payments to ordinary shareholders of $60.9 million during the current year, compared to $46.0 million in 2016.

Net cash used in financing activities for the year ended December 31, 2016 increased $391.0 million compared to the same period in the prior year. Net repayments of debt totaled $64.4 million for the year ended December 31, 2016 primarily associated with required amortization payments from our previously outstanding Term Loan A Facility and repayments of other borrowings. Proceeds from long-term debt were $300.0 million for the year ended December 31, 2015. Cash used in other financing activities increased $48.3 million for the year ended December 31, 2016 compared to the prior year primarily due to higher dividend payments and increased repurchases of our ordinary shares partially offset by lower debt issuance costs, lower proceeds from shares issued under incentive plans and a reduction in dividends paid to noncontrolling interests.

Capitalization

Borrowings at December 31 consisted of the following:

In millions	2017	2016
Term Loan A Facility	$—	$879.8
Term Facility	691.3	—
Revolving Facility	—	—
5.750% Senior Notes due 2021	—	300.0
5.875% Senior Notes due 2023	—	300.0
3.200% Senior Notes due 2024	400.0	—
3.550% Senior Notes due 2027	400.0	—
Other debt	1.0	2.3
Total borrowings outstanding	1,492.3	1,482.1
Less discounts and debt issuance costs, net	(15.0)	(18.3)
Total debt	1,477.3	1,463.8
Less current portion of long term debt	35.0	48.2
Total long-term debt	$1,442.3	$1,415.6

As of December 31, 2017, we have a Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. The

Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2017, there were no borrowings outstanding on the Revolving Facility, and we had $17.4 million of letters of credit outstanding.

Outstanding borrowings under the Credit Facilities accrue interest, at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 10).

As of December 31, 2017, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”), both of which were issued on October 2, 2017. The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. As a result of the Tax Reform Act transition tax, we are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation. We are not yet able to reasonably estimate the effect of this provision of the Tax Reform Act and have not recorded any withholding or state tax liabilities or any deferred taxes attributable to our investment in our non-U.S. subsidiaries.

At December 31, 2017, we had cash and cash equivalents of $466.2 million. Approximately 34% of our cash and cash equivalents were located outside the U.S.

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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. In January 2017, we made a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan. At December 31, 2017, the funded status of our qualified pension plan for U.S. employees increased to 93.3% from 73.6% at December 31, 2016, primarily as a result of this discretionary contribution. The funded status for our non-U.S. pension plans increased to 100.5% at December 31, 2017 from 92.9% at December 31, 2016. Funded status for all of our pension plans at December 31, 2017 increased to 95.5% from 83.3% at December 31, 2016. For further details on pension plan activity, see Note 11 to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt (including current maturities)	$35.0	$70.0	$586.3	$801.0	$1,492.3
Interest payments on long-term debt	46.7	90.5	82.5	89.9	309.6
Purchase obligations	169.5	—	—	—	169.5
Operating leases	20.5	30.9	12.0	13.3	76.7
Total contractual cash obligations	$271.7	$191.4	$680.8	$904.2	$2,048.1
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.

Pensions

At December 31, 2017, we had net pension liabilities of $32.2 million, which consist of plan assets of $681.6 million and benefit obligations of $713.8 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. The funded status for all of our pension plans increased to 95.5% at December 31, 2017 from 83.3% at December 31, 2016. We currently project that an additional approximately $13.5 million will be contributed to our plans worldwide in 2018. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 11 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions

At December 31, 2017, we had postretirement benefit obligations of $9.3 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $0.9 million in 2018. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 11 to the Consolidated Financial Statements for additional information.
Income Taxes

At December 31, 2017, we have total unrecognized tax benefits for uncertain tax positions of $29.0 million and $4.9 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 17 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
Contingent Liabilities

We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 19 to the Consolidated Financial Statements for additional information.

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
The following is a summary of certain accounting estimates and assumptions made by management that we consider critical:

•
Allowance for doubtful accounts – We have provided an allowance for doubtful accounts receivable, which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our policy, derived from our knowledge of our end markets, customer base and products.

•
Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our balance sheet related to acquisitions. Our goodwill and other indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and starts with a comparison of the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

As quoted market prices are not available for our reporting units, the calculation of their estimated fair value is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being weighted in the calculation. The income approach relies on the Company’s estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The market approach reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the guideline publicly-traded companies and the subject reporting units.
The estimated fair values for each of our reporting units exceeded their carrying values by more than 15% for the 2017 goodwill impairment test. Additionally, a 1% increase in the discount rate used or a 1% decrease in the terminal growth rate would not result in the carrying value of any reporting unit exceeding its estimated fair value.
Assessing the fair value of our reporting units includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to the following:

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

•	Increase in the price or decrease in the availability of key commodities and the impact of higher energy prices; and

•	Increases in our market-participant risk-adjusted weighted-average cost of capital.
Other Indefinite-lived intangible assets - We performed our annual indefinite-lived intangible asset impairment testing in 2017 and determined our indefinite-lived intangible assets were not impaired. Recoverability of intangible assets with indefinite useful lives is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
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

We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for our best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2017 and 2016, we had a customer claim accrual (contra receivable) of $32.5 million and $29.0 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2017 and 2016, we had a sales incentive accrual of $31.8 million and $29.6 million, respectively. Each of these accruals represents our best estimate we expect to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on our consolidated financial statements.

•
Income taxes – We account for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. We regularly review the recoverability of our deferred tax assets considering our historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance with respect to a future tax benefit.

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
The Tax Reform Act constitutes a major change to the U.S. tax system. The estimated impact of the Tax Reform Act is based on current interpretations and related assumptions. As discussed further in Note 17 to the Consolidated Financial

Statements, where applicable, we included provisional estimates in our consolidated financial statements for impacts of the new Tax Reform Act. The actual impact to us may be materially different from current estimates based on regulatory developments and our further analysis of the impacts of the Tax Reform Act. In future periods, our effective tax rate could be subject to additional uncertainty as a result of regulatory developments.

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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2017 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.8 million and the decline in the estimated return on assets would increase expense by approximately $0.7 million. A 1.0% increase in the healthcare cost trend rate would have no impact on expense as we have capped the annual maximum amount we will pay for retiree healthcare costs, therefore any additional costs would be assumed by the retiree.

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

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2017, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $7.4 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2017.

Interest Rate Exposure

Outstanding borrowings under our unsecured Credit Facilities accrue interest, at the option of the Company, at a per annum rate of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin for borrowings under the Credit Facilities is subject to a ratings-based pricing grid with the margin ranging from 1.125% to 1.500% depending on the Company's credit ratings. Outstanding borrowings under the Term Facility as of December 31, 2017, accrue interest at LIBOR plus an applicable margin and expose us to interest rate risks.

The Company has entered into interest rate swaps to fix the interest rate paid during the contract period for $250 million of the Company's variable rate Term Facility. These swaps expire in September 2020. A 100 basis point increase in LIBOR would have resulted in incremental 2017 interest expense of approximately $5.6 million. If the base interest rate in our credit facilities increases in the future, our floating-rate debt could have a material effect on our interest expense.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 20, 2018, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015
Consolidated balance sheets at December 31, 2017 and 2016
For the years ended December 31, 2017, 2016 and 2015:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$548.8	$627.0	$609.4	$623.0
Cost of goods sold	308.0	346.0	335.5	348.0
Operating income	98.8	134.1	126.1	129.2
Net earnings	68.7	105.8	90.1	12.1
Net earnings attributable to Allegion plc	68.4	105.5	89.8	9.6
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.72	$1.11	$0.95	$0.10
Diluted	$0.71	$1.10	$0.94	$0.10

In millions, except per share amounts	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$502.3	$584.9	$581.1	$569.7
Cost of goods sold	286.0	317.5	317.6	331.6
Operating income	82.5	124.3	121.5	97.2
Net earnings	58.8	95.4	2.0	75.0
Net earnings attributable to Allegion plc	57.7	95.0	1.6	74.8
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.60	$0.99	$0.02	$0.78
Diluted	$0.60	$0.98	$0.02	$0.77

Net earnings from the fourth quarter of 2017 includes a $41.3 million charge related to the refinancing of our senior notes and a net tax charge of $53.5 million related to the U.S. Tax Reform Act.

Net earnings from the third quarter of 2016 includes an after tax $84.4 million loss on divestiture related to the write-down of the carrying value of consideration receivable related to the 2015 divestiture of our systems integration business in China.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

4.1	Amended and Restated Memorandum and Articles of Association of Allegion plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.2	Certificate of Incorporation of Allegion plc	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.3	Form of Global Note representing the 3.200% Senior Notes due 2024.	Incorporated by reference to Exhibit 4.3 of Allegion plc's Current Report on Form 8-K filed October 2, 2017 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of Allegion plc's Current Report on Form 8-K filed October 2, 2017.

4.5	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of Allegion plc's Current Report on Form 8-K filed October 2, 2017 (included in Exhibit 4.4).

10.1	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.1	Credit Agreement, dated as of September 12, 2017.	Incorporated by reference to Exhibit 10.1 of Allegion plc's Current Report on Form 8-K filed September 15, 2017.

10.2	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.4	2013 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.5	Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.6	Supplemental Employee Savings Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Elected Officer Supplemental Program	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.8	Key Management Supplemental Program	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Supplemental Pension Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	David D. Petratis Offer Letter, dated June 19, 2013	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	Patrick S. Shannon Offer Letter, dated April 9, 2013	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Timothy P. Eckersley Offer Letter, dated October 3, 2013	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Lucia V. Moretti, Offer Letter, dated February 19, 2014	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed with the SEC on February 26, 2016 (File No. 001-35971).

10.15	Jeffrey N. Braun Offer Letter, dated June 13, 2014	Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed with the SEC on February 17, 2017 (File No. 001-35971).

10.16	Form of Allegion plc Deed Poll Indemnity	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.22	Form of Restricted Stock Unit Award Agreement	Filed herewith

10.23	Form of Stock Option Award Agreement	Filed herewith

10.24	Form of Performance Share Unit Award Agreement	Filed herewith

10.25	Form of Special Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on April 30, 2015 (File No. 001-35971).

10.27	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of subsidiaries of Allegion plc	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statements of Equity and (v) Notes to Consolidated Financial Statements.
Filed herewith

Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 20, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2018
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2018
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2018
(Douglas P. Ranck)

/s/ Carla Cico	Director	February 20, 2018
(Carla Cico)

/s/ Kirk S. Hachigian	Director	February 20, 2018
(Kirk S. Hachigian)

/s/ Nicole Parent Haughey	Director	February 20, 2018
(Nicole Parent Haughey)

/s/ Dean Schaffer	Director	February 20, 2018
(Dean Schaffer)

/s/ Martin E. Welch III	Director	February 20, 2018
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Allegion plc:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 20, 2018
We have served as the Company’s auditor since 2013.

Allegion plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2017	2016	2015
Net revenues	$2,408.2	$2,238.0	$2,068.1
Cost of goods sold	1,337.5	1,252.7	1,199.0
Selling and administrative expenses	582.5	559.8	510.5
Operating income	488.2	425.5	358.6
Interest expense	105.7	64.3	52.9
Loss on divestitures	—	84.4	104.2
Other income, net	(13.2)	(18.2)	(7.8)
Earnings before income taxes	395.7	295.0	209.3
Provision for income taxes	119.0	63.8	54.6
Earnings from continuing operations	276.7	231.2	154.7
Discontinued operations, net of tax	—	—	(0.4)
Net earnings	276.7	231.2	154.3
Less: Net earnings attributable to noncontrolling interests	3.4	2.1	0.4
Net earnings attributable to Allegion plc	$273.3	$229.1	$153.9
Amounts attributable to Allegion plc ordinary shareholders:
Continuing operations	$273.3	$229.1	$154.3
Discontinued operations	—	—	(0.4)
Net earnings	$273.3	$229.1	$153.9
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$2.87	$2.39	$1.61
Discontinued operations	—	—	(0.01)
Net earnings	$2.87	$2.39	$1.60
Diluted:
Continuing operations	$2.85	$2.36	$1.59
Discontinued operations	—	—	—
Net earnings	$2.85	$2.36	$1.59

Dividends declared per ordinary share	$0.64	$0.48	$0.40

Allegion plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2017	2016	2015
Net earnings	$276.7	$231.2	$154.3
Other comprehensive income, net of tax
Currency translation	97.5	(40.7)	(60.5)
Cash flow hedges and marketable securities:
Unrealized net gains arising during period	5.2	9.7	15.8
Net gains reclassified into earnings	(4.7)	(19.0)	(17.5)
Tax expense	(0.1)	(1.3)	—
Total cash flow hedges and marketable securities, net of tax	0.4	(10.6)	(1.7)
Pension and OPEB adjustments:
Prior service costs for the period	—	—	(0.1)
Net actuarial gains (losses) for the period	25.5	3.1	(37.6)
Amortization reclassified into earnings	5.2	6.0	5.4
Settlements/curtailments reclassified to earnings	0.1	0.3	1.1
Currency translation and other	0.7	14.4	5.0
Tax (expense) benefit	(12.2)	(5.0)	3.0
Total pension and OPEB adjustments, net of tax	19.3	18.8	(23.2)
Other comprehensive income (loss), net of tax	117.2	(32.5)	(85.4)
Total comprehensive income, net of tax	393.9	198.7	68.9
Less: Total comprehensive income (loss) attributable to noncontrolling interests	2.8	1.7	(0.9)
Total comprehensive income attributable to Allegion plc	$391.1	$197.0	$69.8

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$466.2	$312.4
Accounts and notes receivable, net	296.6	260.0
Inventories	239.8	220.6
Current tax receivable	12.2	11.9
Other current assets	17.0	22.2
Assets held for sale	0.9	2.2
Total current assets	1,032.7	829.3
Property, plant and equipment, net	252.2	226.6
Goodwill	761.2	716.8
Intangible assets, net	394.3	357.4
Deferred and noncurrent income taxes	35.4	72.3
Other noncurrent assets	66.2	45.0
Total assets	$2,542.0	$2,247.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188.3	$179.9
Accrued compensation and benefits	84.7	81.0
Accrued expenses and other current liabilities	134.6	117.8
Current tax payable	18.2	2.7
Short-term borrowings and current maturities of long-term debt	35.0	48.2
Total current liabilities	460.8	429.6
Long-term debt	1,442.3	1,415.6
Postemployment and other benefit liabilities	85.9	134.5
Deferred and noncurrent income taxes	123.6	118.7
Other noncurrent liabilities	23.9	32.6
Total liabilities	2,136.5	2,131.0
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (95,062,385 and 95,273,927 shares issued and outstanding at December 31, 2017 and 2016, respectively)	1.0	1.0
Capital in excess of par value	9.1	—
Retained earnings	544.4	376.6
Accumulated other comprehensive loss	(152.9)	(264.3)
Total Allegion plc shareholders’ equity	401.6	113.3
Noncontrolling interest	3.9	3.1
Total equity	405.5	116.4
Total liabilities and equity	$2,542.0	$2,247.4
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interest
		Amount	Shares
Balance at December 31, 2014	$18.5	$1.0	95.8	$—	$142.4	$(148.2)	$23.3
Net earnings	154.3	—	—	—	153.9	—	0.4
Other comprehensive loss	(85.4)	—	—	—	(0.1)	(84.0)	(1.3)
Shares issued under incentive stock plans	14.3	—	—	14.3	—	—	—
Repurchase of ordinary shares	(30.0)	—	(0.5)	(4.5)	(25.5)	—	—
Share-based compensation	14.6	—	0.7	14.6	—	—	—
Acquisition/divestiture of noncontrolling interest	1.7	—	—	—	—	—	1.7
Dividends declared to noncontrolling interest	(20.0)	—	—	—	—	—	(20.0)
Cash dividends declared ($0.40 per share)	(38.3)	—	—	—	(38.3)	—	—
Balance at December 31, 2015	29.7	1.0	96.0	24.4	232.4	(232.2)	4.1
Net earnings	231.2	—	—	—	229.1	—	2.1
Other comprehensive loss	(32.5)	—	—	—	—	(32.1)	(0.4)
Shares issued under incentive stock plans	5.8	—	—	5.8	—	—	—
Repurchase of ordinary shares	(85.1)	—	(1.3)	(46.4)	(38.7)	—	—
Share-based compensation	16.6	—	0.6	16.6	—	—	—
Acquisition/divestiture of noncontrolling interest	(0.4)	—	—	(0.4)	—	—	—
Dividends declared to noncontrolling interest	(2.7)	—	—	—	—	—	(2.7)
Cash dividends declared ($0.48 per share)	(46.0)	—	—	—	(46.0)	—	—
Other	(0.2)	—	—	—	(0.2)	—	—
Balance at December 31, 2016	116.4	1.0	95.3	—	376.6	(264.3)	3.1
Cumulative effect of change in accounting principle	(5.0)	—	—	—	(5.0)	—	—
Net earnings	276.7	—	—	—	273.3	—	3.4
Other comprehensive income (loss)	117.2	—	—	—	—	117.8	(0.6)
Shares issued under incentive stock plans	7.2	—	—	7.2	—	—	—
Repurchase of ordinary shares	(60.0)	—	(0.8)	(13.9)	(46.1)	—	—
Share-based compensation	15.8	—	0.6	15.8	—	—	—
Dividends declared to noncontrolling interest	(1.8)	—	—	—	—	—	(1.8)
Cash dividends declared ($0.64 per share)	(60.9)	—	—	—	(60.9)	—	—
Other (see Note 13)	(0.1)	—	—	—	6.5	(6.4)	(0.2)
Balance at December 31, 2017	$405.5	$1.0	95.1	$9.1	$544.4	$(152.9)	$3.9
See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net earnings	$276.7	$231.2	$154.3
Loss from discontinued operations, net of tax	—	—	0.4
Adjustments to arrive at net cash provided by operating activities:
Debt extinguishment costs	43.1	—	—
Depreciation and amortization	66.9	66.9	53.2
Share based compensation	16.2	16.6	14.6
Loss on divestitures	—	84.4	102.8
Gain on sale of marketable securities	—	(12.4)	(11.0)
(Gain) loss on sale of property, plant and equipment	(0.1)	1.3	0.9
Equity earnings, net of dividends	(5.3)	(3.2)	0.3
Discretionary pension plan contribution	(50.0)	—	—
Deferred income taxes	24.9	6.3	(2.0)
Other items	3.0	(7.7)	(14.6)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(22.7)	(19.8)	(13.5)
Inventories	(4.4)	(15.6)	(5.8)
Other current and noncurrent assets	3.5	62.0	(5.0)
Accounts payable	0.4	3.4	(14.7)
Other current and noncurrent liabilities	(5.0)	(35.9)	(2.5)
Net cash provided by continuing operating activities	347.2	377.5	257.4
Net cash used in discontinued operating activities	—	—	(0.4)
Net cash provided by operating activities	347.2	377.5	257.0
Cash flows from investing activities:
Capital expenditures	(49.3)	(42.5)	(35.2)
Acquisition of businesses, net of cash acquired	(20.8)	(31.4)	(511.3)
Proceeds from sale of property, plant and equipment	3.1	0.1	0.3
Proceeds from sale of equity investment	15.6	—	—
Proceeds (payments) related to business dispositions	1.2	(4.3)	0.1
Proceeds from sale of marketable securities	—	14.1	12.3
Net cash used in investing activities	$(50.2)	$(64.0)	$(533.8)

Allegion plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2017	2016	2015
Cash flows from financing activities:
Short-term borrowings, net	$(1.3)	$(17.4)	$18.8
Proceeds from revolving credit facility	165.0	—	400.0
Proceeds from term facility	700.0	—	—
Repayment of second amended credit facility	(856.3)	—	—
Proceeds from issuance of senior notes	800.0	—	300.0
Redemption of senior notes	(600.0)	—	—
Payments of long-term debt	(197.3)	(47.0)	(440.5)
Net proceeds from (repayments of) debt	10.1	(64.4)	278.3
Debt issuance costs	(9.5)	(0.3)	(9.0)
Redemption premium	(33.2)	—	—
Dividends paid to ordinary shareholders	(60.9)	(46.0)	(38.3)
Dividends paid to noncontrolling interests	(1.8)	(2.7)	(20.0)
Repurchase of ordinary shares	(60.0)	(85.1)	(30.0)
Proceeds from shares issued under incentive plans	7.2	5.8	11.0
Other, net	(2.8)	(3.3)	3.0
Net cash (used in) provided by financing activities	(150.9)	(196.0)	195.0
Effect of exchange rate changes on cash and cash equivalents	7.7	(4.8)	(9.0)
Net increase (decrease) in cash and cash equivalents	153.8	112.7	(90.8)
Cash and cash equivalents – beginning of period	312.4	199.7	290.5
Cash and cash equivalents – end of period	$466.2	$312.4	$199.7
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company") are a leading global company that creates peace of mind by pioneering safety and security. The Company offers an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands including CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
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

Partially-owned equity affiliates generally represent 20-50% ownership interests in investments and where we demonstrate significant influence in investments, but do not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Transactions between the Company and Ingersoll Rand and its affiliates are herein referred to as "related party" or "affiliated" transactions. The results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations.

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

Currency Translation:  Assets and liabilities where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the Equity section of the Consolidated Balance Sheet within Accumulated other comprehensive loss.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Inventories: Inventories are stated at the lower of cost and net realizable value using the first-in first-out (FIFO) method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve, which represents the best estimate of probable loss inherent in the Company’s accounts receivable portfolio. Changes in the financial condition of customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding the Company's estimates. The Company's estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; trade accounts receivable aging; and historical loss experience. The Company reserved $2.8 million and $2.7 million for doubtful accounts as of December 31, 2017 and 2016, respectively.

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

Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price of an acquired business over the fair value of the net assets acquired.

In accordance with GAAP, goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than the carrying amount of the reporting unit or indefinite-lived intangible asset.
Recoverability of goodwill is measured at the reporting unit level. The carrying amount of the reporting unit is compared to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. Estimated fair value of the Company's reporting units is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being weighted in the calculation.

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

Cash paid for income taxes, net of refunds for the twelve months ended December 31, 2017 and 2016 was $86.7 million and $10.4 million, respectively. The 2016 net cash income taxes paid includes a refund of $46.2 million received from the Canadian Tax Authorities.

On December 22, 2017, the President of the United States signed comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), which is discussed in greater detail in Note 17. The Tax Reform Act includes a provision termed the global intangible low-taxed income ("GILTI"). The GILTI provisions will require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary's tangible assets. Although it is uncertain whether we will incur a GILTI liability, to the extent a GILTI tax is incurred, the Company has elected to account for GILTI tax in the period in which it is incurred.

Product Warranties:  Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available. Refer to Note 19 for further details of product warranties.

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

The Company offers various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company’s best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2017 and 2016, the Company had a customer claim accrual (contra receivable) of $32.5 million and $29.0 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2017 and 2016, the Company had a sales incentive accrual of $31.8 million and $29.6 million, respectively. Each of these accruals represents the Company’s best estimate it expects to pay related to previously sold units based on historical claim experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 19 for further details of environmental matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2017, 2016 and 2015, these expenditures amounted to approximately $48.3 million, $47.3 million and $45.2 million, respectively and consist of salaries, wages, benefits, building costs and other overhead expenses.

Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years.

Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive loss and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 11 for further details on employee benefit plans.

Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using inputs derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve and, in certain instances, with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 19 for further details on loss contingencies.

Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency and interest rates. The Company recognizes all derivatives on the Consolidated Balance Sheets at their fair value as either assets or liabilities. For designated cash flow hedges, the effective portion of the changes in fair value of the derivative contract is recorded in Other comprehensive income (loss), net of tax, and in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 10 for further details on derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted the provisions of ASU 2015-11 on January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles– Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests after January 1, 2017. The Company elected to early adopt on October 1, 2017; however, this new standard did not impact our annual impairment test performed on goodwill as of October 1, 2017.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption ("modified retrospective method"). The FASB has also issued the following standards which clarify ASU 2014-09: ASU 2017-14, Revenue Recognition, Revenue from Contracts with Customers: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, ASU 2017-13, Revenue Recognition, Revenue from Contracts with Customers: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, ASU 2016-20, Revenue from Contracts with Customers: Technical Corrections and Improvements, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company adopted each of these standards on January 1, 2018 on a modified retrospective basis. The Company has completed an assessment of the new standard’s impact and determined the new standards will not have a material impact on the Company's consolidated statements of comprehensive income, balance sheets or statements of cash flows. The Company will expand the consolidated financial statement disclosures in order to comply with ASU 2014-09 starting in our first quarter 10-Q of 2018. The expanded disclosure will present in a tabular format the split by business segment between 1) product and service revenue, and 2) products transferred at a point in time and services transferred over time.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is continuing to assess what impact ASU 2016-02 will have on the consolidated financial statements; however, the Company anticipates that this adoption will result in a significant gross-up of assets and liabilities on its consolidated balance sheets and will require changes to its systems and processes.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments." ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2017, and as such, the Company adopted ASU 2016-15 on January 1, 2018. The amendments in this update will be applied retrospectively to all periods presented, beginning in 2018, unless deemed impracticable, in which case, prospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update provides guidance to assist companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a more robust framework to use in determining when a set of transferred assets and activities is a business. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and requires prospective adoption. The Company adopted ASU 2017-01 on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. ASU 2017-07 also allows only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for annual periods beginning after December 15, 2017, and as such, the Company adopted ASU 2017-07 on January 1, 2018. The ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of comprehensive income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company intends to apply these practical expedients for prior period presentation. The Company does not believe the adoption of the new standard will have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 addresses previous limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2017-12 on January 1, 2018. The amendments in this update will be applied to hedging relationships existing on the date of adoption. Presentation and disclosure amendments will be applied prospectively. The adoption of ASU 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2017	2016
Raw materials	$66.6	$56.7
Work-in-process	29.8	23.6
Finished goods	143.4	140.3
Total	$239.8	$220.6

Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2017	2016
Land	$16.0	$14.5
Buildings	142.2	127.6
Machinery and equipment	383.9	353.6
Software	141.4	126.5
Construction in progress	24.4	18.2
	707.9	640.4
Accumulated depreciation	(455.7)	(413.8)
Total	$252.2	$226.6

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $40.0 million, $40.9 million and $36.4 million, which includes amounts for software amortization of $14.3 million, $16.6 million and $14.4 million.

NOTE 5 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill are as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2015 (gross)	$372.8	$733.4	$93.4	$1,199.6
Accumulated impairment *	—	(478.6)	(6.9)	(485.5)
December 31, 2015 (net)	372.8	254.8	86.5	714.1
Acquisitions	—	12.5	3.3	15.8
Currency translation	0.1	(9.8)	(3.4)	(13.1)
December 31, 2016 (net)	372.9	257.5	86.4	716.8
Acquisitions and settlements	2.3	(1.6)	1.3	2.0
Currency translation	—	35.3	7.1	42.4
December 31, 2017 (net)	$375.2	$291.2	$94.8	$761.2

* Accumulated impairment consists of charges of $137.6 million (EMEIA), $341.0 million (EMEIA) and $6.9 million (Asia Pacific).

As discussed in Note 8 - Divestitures, the Company sold a majority stake in its systems integration business in China within the Asia Pacific segment in the fourth quarter of 2015. In conjunction with this divestiture, the Company determined that the goodwill assigned to this business was impaired. As a result, approximately $21.0 million of the $78.1 million pre-tax charge related to the divestiture recorded in 2015 related to the write-off of goodwill.

NOTE 6 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2017			2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$32.6	$(10.0)	$22.6	$48.0	$(25.3)	$22.7
Customer relationships	324.5	(74.1)	250.4	278.9	(51.6)	227.3
Trademarks (finite-lived)	89.0	(46.1)	42.9	78.5	(37.3)	41.2
Other	7.9	(4.9)	3.0	11.0	(9.4)	1.6
Total finite-lived intangible assets	454.0	$(135.1)	318.9	416.4	$(123.6)	292.8
Trademarks (indefinite-lived)	75.4		75.4	64.6		64.6
Total	$529.4		$394.3	$481.0		$357.4

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2017, 2016 and 2015 was $22.1 million, $20.5 million and $11.9 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $22.7 million for 2018, $21.8 million for 2019, $21.8 million for 2020, $21.7 million for 2021, and $21.7 million for 2022.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each year. In each year, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2017, 2016 or 2015.

NOTE 7 - ACQUISITIONS

2017

In January 2017, the Company acquired Republic Doors & Frames, LLC ("Republic") through one of its subsidiaries. During the year ended December 31, 2017 the Company incurred $4.7 million of acquisition related costs, which are included in Selling and administrative expenses in the Consolidated Statement of Comprehensive Income.

2016

In June 2016, the Company acquired 100% of Trelock GmbH, a portable safety and security provider, and certain affiliated companies. Acquisition related costs were not material to the 2016 Consolidated Statement of Comprehensive Income.

2015

In 2015, the Company completed one investment and five acquisitions:

Business	Date
iDevices (investment)	February 2015
Zero International Inc. ("Zero")	April 2015
Brio (Division of RMD Industries Pty Ltd) ("Brio")	May 2015
Milre Systek Co., Ltd ("Milre")	July 2015
SimonsVoss Technologies GmbH ("SimonsVoss")	September 2015
AXA Stenman Holding ("AXA")	September 2015

iDevices is a brand and development partner in the Internet of Things industry. The investment was accounted for using the equity method. As discussed further in Note 8, the Company's equity investment in iDevices LLC was acquired by a third party on April 5, 2017.

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

NOTE 8 - DIVESTITURES

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

As previously disclosed, the Company sold a majority stake of Bocom Wincent Technologies Co., Ltd. ("Systems Integration") in the fourth quarter of 2015, retaining 15% of the shares. Under the terms of the transaction, the Company was to receive consideration of up to $75.0 million based on the future cash collection performance of Systems Integration and additional payments of approximately $8.3 million related to working capital transferred with the sale. During the twelve months ended December 31, 2015, and as a result of the sale, the Company recorded a non-cash, pre-tax charge of $78.1 million ($82.4 million after tax charges) to write the carrying value of Systems Integration’s assets and liabilities down to their estimated fair value less costs to complete the transaction. The charge was recorded as a Loss on divestitures within the Consolidated Statement of Comprehensive Income.

During the third quarter of 2016 the receivable was considered impaired, as it was determined that certain unfavorable events occurred related to the Systems Integration business requiring an impairment of the original consideration and working capital transfer amounts that were recorded at the time of the sale. A charge of $81.4 million (net of tax) was recorded, reducing the carrying value of the receivable to a fair value estimated by discounting the expected future cash flows. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance. The total charge recorded as a Loss on divestitures within the Consolidated Statement of Comprehensive Income was $84.4 million for the twelve months ended December 31, 2016.

The Company currently estimates the fair value of the consideration to be $2.6 million as of December 31, 2017, which is classified within Other noncurrent assets within the Consolidated Balance Sheet. The Company does not expect to incur any material charges in future periods related to the Systems Integration business.

In April 2017, iDevices LLC, including the Company's equity investment, was acquired by a third party. The Company recorded a cumulative gain of $5.4 million in 2017 related to this divestiture within Other income, net.

NOTE 9 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2017	2016
Term Loan A Facility	$—	$879.8
Term Facility	691.3	—
Revolving Facility	—	—
5.750% Senior Notes due 2021	—	300.0
5.875% Senior Notes due 2023	—	300.0
3.200% Senior Notes due 2024	400.0	—
3.550% Senior Notes due 2027	400.0	—
Other debt	1.0	2.3
Total borrowings outstanding	1,492.3	1,482.1
Less discounts and debt issuance costs, net	(15.0)	(18.3)
Total debt	1,477.3	1,463.8
Less current portion of long term debt	35.0	48.2
Total long-term debt	$1,442.3	$1,415.6

Unsecured Credit Facilities

As of December 31, 2017, the Company has an unsecured Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022 and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Company may voluntarily prepay outstanding amounts under the Term Facility at any time without premium or penalty, subject to customary breakage costs. Amounts borrowed under the Term Facility that are repaid may not be reborrowed.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2017, there were no borrowings outstanding on the Revolving Facility, and the Company had $17.4 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of the Revolving Facility of between 0.125% and 0.200% per year, depending on the Company's credit rating, as well as certain other fees.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At December 31, 2017, the outstanding borrowings under the Term Facility accrue interest at LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 10).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of December 31, 2017, the Company was in compliance with all covenants.

Senior Notes

As of December 31, 2017, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”), both of which were issued on October 2, 2017. The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

The Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

2017 Refinancing

The Company entered into the Credit Agreement on September 12, 2017. The initial proceeds of $700.0 million from the Term Facility, along with initial borrowings of $165.0 million under the Revolving Facility, were used primarily to repay in full the outstanding borrowing under the Company’s previously outstanding secured credit facility, the Second Amended and Restated Credit Agreement, dated as of September 30, 2015. All obligations under the Second Amended and Restated Credit Agreement were satisfied, all commitments thereunder were terminated, and all guarantees and security interests that had been granted in connection therewith were released.

On October 3, 2017, Allegion US Hold Co used the net proceeds from the Notes to redeem in full the $300.0 million Senior Notes due 2021 and the $300.0 million Senior Notes due 2023, as well as to repay in full the borrowings under the Revolving Facility and other costs associated with the refinancing.

Related to the 2017 refinancing activities, the Company recorded a $33.2 million charge for the redemption premiums associated with the Senior Notes due 2021 and 2023, non-cash charges of $9.9 million related to the write-off of previously deferred financing costs, and $1.6 million of third party costs. These charges were all recorded within Interest expense on the Consolidated Statement of Comprehensive Income. The Company also incurred and deferred $10.8 million of discounts and financing costs associated with the new debt, which will be amortized to interest expense over the terms of the respective debt.

Future Repayments

Our scheduled principal repayments on indebtedness as of December 31, 2017 are as follows:

In millions
2018	$35.0
2019	35.0
2020	35.0
2021	70.0
2022	516.3
Thereafter	801.0
Total	$1,492.3

At December 31, 2017, the weighted-average interest rate for borrowings was 2.82% under the Term Facility (including the effect of interest rate swaps), 3.200% under the 3.200% Senior Notes and 3.550% under the 3.550% Senior Notes. Cash paid for interest for the years ended December 31, 2017, 2016 and 2015 was $58.4 million, $56.0 million and $39.0 million respectively.

NOTE 10 – FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with currency and variable interest rate exposures. These financial instruments are not used for trading or speculative purposes.

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

Currency Hedging Instruments

The gross notional amount of the Company’s currency derivatives were $57.7 million and $132.6 million at December 31, 2017 and 2016. At December 31, 2017 and 2016, gains of $0.3 million and $0.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as accounting hedges. The approximate amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2017, the maximum term of the Company’s currency derivatives was less than one year.

Interest Rate Swaps
The Company has forward starting interest rate swaps to fix interest rate payments during the contract period for $250.0 million of the Company's variable rate Term Facility. These swaps expire in September 2020. These interest rate swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At December 31, 2017 and 2016, $3.5 million and $2.6 million of gains, net of tax, were recorded in Accumulated other comprehensive loss related to these interest rate swaps. The approximate amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2017	2016	2017	2016
Derivatives designated as hedges:
Currency derivatives	$0.2	$0.7	$0.3	$0.1
Interest rate swaps	5.3	4.6	—	0.4
Derivatives not designated as hedges:
Currency derivatives	—	0.3	0.4	0.2
Total derivatives	$5.5	$5.6	$0.7	$0.7

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

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016	2015		2017	2016	2015
Currency derivatives	$4.0	$4.2	$6.6	Cost of goods sold	$4.7	$5.4	$6.5
Interest rate swaps	1.2	5.4	(0.3)	Interest expense	(0.3)	—	—
Total	$5.2	$9.6	$6.3		$4.4	$5.4	$6.5

The gains and losses associated with the Company's non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other income, net in the Consolidated Statements of Comprehensive Income.

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

NOTE 11 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The following table details information regarding the Company’s pension plans at December 31:

	U.S.		NON-U.S.
In millions	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of year	$286.9	$280.7	$380.5	$371.7
Service cost	8.7	9.4	3.3	3.1
Interest cost	10.5	9.8	8.9	10.7
Employee contributions	—	—	0.3	0.3
Actuarial losses (gains)	17.5	1.6	(15.4)	80.8
Benefits paid	(12.4)	(12.6)	(13.7)	(18.7)
Foreign exchange rate changes	—	—	34.3	(63.5)
Curtailments and settlements	—	—	(0.9)	(1.8)
Acquisitions	7.3	—	—	—
Other, including expenses paid	(1.0)	(2.0)	(1.0)	(2.1)
Benefit obligation at end of year	$317.5	$286.9	$396.3	$380.5
Change in plan assets:
Fair value at beginning of year	$202.4	$192.7	$353.4	$340.4
Actual return on plan assets	31.9	16.4	22.3	90.3
Company contributions	55.7	7.9	5.2	6.0
Employee contributions	—	—	0.3	0.3
Benefits paid	(12.4)	(12.6)	(13.7)	(18.7)
Foreign exchange rate changes	—	—	33.7	(61.0)
Settlements	—	—	(0.9)	(1.8)
Acquisitions	6.5	—	—	—
Other, including expenses paid	(0.9)	(2.0)	(1.9)	(2.1)
Fair value of assets end of year	$283.2	$202.4	$398.4	$353.4
Funded status:
Plan assets (less than) over benefit obligations	$(34.3)	$(84.5)	$2.1	$(27.1)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$28.5	$—
Accrued compensation and benefits	(0.2)	(0.1)	(1.3)	(1.5)
Postemployment and other benefit liabilities	(34.1)	(84.4)	(25.1)	(25.6)
Net amount recognized	$(34.3)	$(84.5)	$2.1	$(27.1)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2017, approximately 5% of our projected benefit obligation relates to plans that are not funded of which the majority are non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2015	$(2.8)	$(88.9)	$(91.7)
Current year changes recorded to Accumulated other comprehensive loss	—	4.5	4.5
Amortization reclassified to earnings	0.7	4.7	5.4
December 31, 2016	$(2.1)	$(79.7)	$(81.8)
Current year changes recorded to Accumulated other comprehensive loss	—	2.4	2.4
Amortization reclassified to earnings	0.3	4.8	5.1
December 31, 2017	$(1.8)	$(72.5)	$(74.3)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2015	$—	$(92.2)	$(92.2)
Current year changes recorded to Accumulated other comprehensive loss	—	(4.3)	(4.3)
Amortization reclassified to earnings	—	2.2	2.2
Settlements/curtailments reclassified to earnings	—	0.3	0.3
Currency translation and other	—	14.4	14.4
December 31, 2016	$—	$(79.6)	$(79.6)
Current year changes recorded to Accumulated other comprehensive loss	—	23.3	23.3
Amortization reclassified to earnings	—	1.8	1.8
Settlements/curtailments reclassified to earnings	—	0.1	0.1
Currency translation and other	0.1	(6.2)	(6.1)
December 31, 2017	$0.1	$(60.6)	$(60.5)

Weighted-average assumptions used:

Benefit obligations at December 31,	2017	2016
Discount rate:
U.S. plans	3.6%	4.1%
Non-U.S. plans	2.5%	2.6%
Rate of compensation increase:
U.S. plans	3.0%	3.5%
Non-U.S. plans	3.2%	3.2%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $304.9 million and $272.5 million at December 31, 2017 and 2016. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $388.3 million and $371.9 million at December 31, 2017 and 2016.

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

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2017	2016	2017	2016
Projected benefit obligation	$317.5	$286.9	$34.4	$30.2
Accumulated benefit obligation	304.9	272.5	29.5	25.9
Fair value of plan assets	$283.2	$202.4	$7.9	$6.8

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2018	$16.3	$16.0
2019	16.6	16.3
2020	23.6	17.0
2021	18.7	17.8
2022	19.1	18.3
2023 - 2027	$111.7	$102.3

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2017	2016	2015
Service cost	$8.7	$9.4	$9.5
Interest cost	10.5	9.8	11.0
Expected return on plan assets	(12.0)	(10.2)	(11.2)
Net amortization of:
Prior service costs	0.3	0.7	0.7
Plan net actuarial losses	4.8	4.7	4.9
Net periodic pension benefit cost	12.3	14.4	14.9
Net curtailment and settlement losses	—	—	0.9
Net periodic pension benefit cost after net curtailment and settlement losses	$12.3	$14.4	$15.8

	NON-U.S.
In millions	2017	2016	2015
Service cost	$3.3	$3.1	$3.3
Interest cost	8.9	10.7	13.7
Expected return on plan assets	(14.3)	(13.7)	(17.8)
Other adjustments	0.7	—	—
Net amortization of:
Plan net actuarial losses	1.9	2.2	1.4
Net periodic pension benefit cost	0.5	2.3	0.6
Net curtailment and settlement losses	0.1	0.3	0.2
Net periodic pension benefit cost after net curtailment and settlement losses	$0.6	$2.6	$0.8

Pension expense for 2018 is projected to be approximately $5.9 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2017. The amounts expected to be recognized in net periodic pension cost during the year ended December 31, 2018 for prior service cost and plan net actuarial losses are $0.4 million and $4.8 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2017	2016	2015
Discount rate:
U.S. plans	4.1%	4.3%	4.0%
Non-U.S. plans	2.6%	3.7%	3.7%
Rate of compensation increase:
U.S. plans	3.5%	3.5%	3.5%
Non-U.S. plans	3.2%	3.0%	2.9%
Expected return on plan assets:
U.S. plans	4.8%	5.5%	5.5%
Non-U.S. plans	4.0%	4.5%	5.0%

The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. Each plan is reviewed, along with its historical returns and target asset allocations, to determine the appropriate expected long-term rate of return on plan assets to be used.

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

The fair values of the Company’s U.S. pension plan assets at December 31, 2017 by asset category are as follows:

	Fair value measurements				Total fair value
In millions	Level 1	Level 2	Level 3	Assets measured at NAV
Cash, cash equivalents, and short term investments	$—	$3.2	$—	$—	$3.2
Equity mutual funds	—	—	—	70.9	70.9
Fixed income investments:
U.S. government and agency obligations	—	83.6	—	—	83.6
Corporate and non-U.S. bonds(a)	—	111.3	—	12.8	124.1
	—	194.9	—	12.8	207.7
Total assets at fair value	$—	$198.1	$—	$83.7	$281.8
Receivables and payables, net					1.4
Net assets available for benefits					$283.2

(a)	Includes state and municipal bonds.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2017.

The fair values of the Company’s U.S. pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements				Total fair value
In millions	Level 1	Level 2	Level 3	Assets measured at NAV
Cash, cash equivalents, and short term investments	$—	$5.6	$—	$—	$5.6
Equity mutual funds	—	—	—	62.9	62.9
Fixed income investments:
U.S. government and agency obligations	—	55.2	—	—	55.2
Corporate and non-U.S. bonds(a)	—	77.6	—	—	77.6
	—	132.8	—	—	132.8
Total assets at fair value	$—	$138.4	$—	$62.9	$201.3
Receivables and payables, net					1.1
Net assets available for benefits					$202.4

(a)	Includes state and municipal bonds.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2016.

The Company determines the fair value of its U.S. plan assets using the following methodologies:

•
Cash, cash equivalents and short term investments – Short term investments are valued at the closing price or amount held on deposit by the custodian bank or at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. As these investments are not traded on active markets, these investments are classified as Level 2.

•
Equity mutual funds – Equity mutual funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund.

•
U.S. government and agency obligations – Quoted market prices are not available for these securities. Fair values are estimated using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

•
Corporate and non-U.S. bonds – Quoted market prices are not available for these securities. Fair values are estimated by using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows. Such securities are classified as Level 2.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2017 by asset category are as follows:

	Fair value measurements				Total fair value
In millions	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$36.7	$—	$—	—	$36.7
Equity mutual funds	—	2.0	—	103.1	105.1
Corporate and non-U.S. bonds	—	176.9	—	—	176.9
Real estate	—	—	0.8	—	0.8
Other(a)	—	46.7	2.3	29.9	78.9
Total assets at fair value	$36.7	$225.6	$3.1	$133.0	$398.4

(a)	Primarily includes insurance contracts, mortgage-backed securities, and derivative contracts.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2017.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$58.9	$—	$—	$58.9
Equity mutual funds	—	107.2	—	107.2
Corporate and non-U.S. bonds	—	110.8	—	110.8
Real estate(a)	—	9.7	0.7	10.4
Other(b)	—	64.1	2.0	66.1
Total assets at fair value	$58.9	$291.8	$2.7	$353.4

(a)	Includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(b)	Primarily includes insurance contracts.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2016.

The Company determines the fair value of its non-U.S. plan assets using the following methodologies:

•	Cash and cash equivalents - Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments.

•
Equity mutual funds - Equity mutual funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund.

•
Corporate and non-U.S. bonds - Corporate and non-U.S. bonds are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads.

•	Real estate - Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments.

The Company made employer contributions of $55.7 million to the U.S. pension plan in 2017, of which $50.0 million was discretionary, and $7.9 million in 2016. The Company did not make any required or discretionary contributions to the U.S. pension plans in 2015. The Company made required and discretionary contributions to its non-U.S. pension plans of $5.2 million in 2017, $6.0 million in 2016, and $6.5 million in 2015.

The Company currently projects that an approximate $13.5 million will be contributed to its U.S and non-U.S. plans in 2018. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2018 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $14.0 million, $13.3 million, and $12.1 million in 2017, 2016 and 2015. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $7.0 million, $5.6 million and $6.2 million in 2017, 2016 and 2015.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that permits certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance share plan awards, and restricted stock units received upon commencement of employment. As of December 31, 2017 the deferred compensation liability balance was $20.9 million.

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

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of year	$9.7	$12.9
Service cost	0.1	0.1
Interest cost	0.3	0.4
Actuarial gains	0.1	(2.9)
Benefits paid, net of Medicare Part D subsidy	(0.9)	(0.8)
Benefit obligations at end of year	$9.3	$9.7

Funded status:
Plan assets less than benefit obligations	$(9.3)	$(9.7)
Amounts included in the balance sheet:
Accrued compensation and benefits	(0.9)	(0.9)
Postemployment and other benefit liabilities	(8.4)	(8.8)
Total	$(9.3)	$(9.7)

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

In millions	Prior service gains	Net actuarial losses	Total
December 31, 2015	$3.9	$(1.2)	$2.7
Current year changes recorded to Accumulated other comprehensive loss	—	2.9	2.9
Amortization reclassified to earnings	(1.6)	—	(1.6)
Balance at December 31, 2016	$2.3	$1.7	$4.0
Current year changes recorded to Accumulated other comprehensive loss	—	(0.2)	(0.2)
Amortization reclassified to earnings	(1.7)	—	(1.7)
Balance at December 31, 2017	$0.6	$1.5	$2.1

The components of net periodic postretirement benefit cost (income) for the years ended December 31 were as follows:

In millions	2017	2016	2015
Service cost	$0.1	$0.1	$0.1
Interest cost	0.3	0.4	0.5
Net amortization of:
Prior service gains	(1.7)	(1.6)	(1.6)
Net actuarial losses	(0.1)	—	—
Net periodic postretirement benefit income	$(1.4)	$(1.1)	$(1.0)

Postretirement income for 2018 is projected to be $0.5 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2018 for prior service gains and plan net actuarial losses are $0.7 million and $0.1 million.

Assumptions:	2017	2016	2015
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	3.3%	3.5%	3.5%
Net periodic benefit cost	3.5%	3.5%	3.5%

The Company has capped the annual maximum amount it will pay for retiree healthcare costs. Accordingly, assumptions of health-care cost trend rates are no longer applicable.

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

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2018	$0.9
2019	1.0
2020	0.9
2021	0.9
2022	0.8
2023 - 2027	$3.5

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value at December 31, 2017 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$5.3	$—	$5.3
Foreign currency contracts	—	0.2	—	0.2
Total asset recurring fair value measurements	$—	$5.5	$—	$5.5
Liabilities:
Foreign currency contracts	$—	$0.7	$—	$0.7
Deferred compensation plans	—	20.9	—	20.9
Total liability recurring fair value measurements	$—	$21.6	$—	$21.6
Financial instruments not carried at fair value:
Total debt	$—	$1,485.2	$—	$1,485.2
Total financial instruments not carried at fair value	$—	$1,485.2	$—	$1,485.2

Assets and liabilities measured at fair value at December 31, 2016 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$4.6	$—	$4.6
Foreign currency contracts	—	1.0	—	1.0
Total asset recurring fair value measurements	$—	$5.6	$—	$5.6
Liabilities:
Foreign currency contracts	$—	$0.3	$—	$0.3
Interest rate swaps	—	0.4	—	0.4
Deferred compensation plans	—	16.8	—	16.8
Total liability recurring fair value measurements	$—	$17.5	$—	$17.5
Financial instruments not carried at fair value:
Total debt	$—	$1,510.6	$—	$1,510.6
Total financial instruments not carried at fair value	$—	$1,510.6	$—	$1,510.6

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

•
Interest rate swaps – These instruments include forward-starting interest rate swap contracts for $250.0 million of the Company's variable rate debt. The fair value of the derivative instruments are determined based on quoted prices for the Company's swaps, which are not considered an active market.

•
Deferred compensation plans - These include obligations related to deferred compensation adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

•
Debt – These securities are recorded at cost and include senior notes maturing through 2027. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2017 are the same as those used at December 31, 2016. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 13 – EQUITY

Ordinary Shares
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2016	95.3
Shares issued under incentive plans	0.6
Repurchase of ordinary shares	(0.8)
December 31, 2017	95.1
Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2017.

On February 2, 2017, the Company's Board of Directors approved a new stock repurchase authorization of up to $500 million of the Company's ordinary shares. This new stock repurchase authorization replaced the authorization established in 2014. During the year ended December 31, 2017, the Company paid $60.0 million to repurchase 0.8 million ordinary shares on the open market under this new repurchase authorization.

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2014	$15.7	$(116.1)	$(47.8)	$(148.2)
Other comprehensive loss, net of tax	(1.7)	(23.2)	(59.1)	(84.0)
December 31, 2015	$14.0	$(139.3)	$(106.9)	$(232.2)
Other comprehensive (loss) income, net of tax	(10.6)	18.8	(40.3)	(32.1)
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)
Other comprehensive income (loss), net of tax	0.4	19.3	98.1	117.8
Other(a)	—	(6.4)	—	(6.4)
December 31, 2017	$3.8	$(107.6)	$(49.1)	$(152.9)

(a)
During 2017, the Company reclassified $6.4 million between Accumulated other comprehensive loss and Retained earnings to correct a prior period classification error of Pension and OPEB items. The Company does not believe this reclassification is material to 2017 or to any of its previously issued annual or interim financial statements.

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2017	2016	2015
Foreign currency items	$(0.6)	$(0.4)	$(1.4)
Total other comprehensive loss attributable to noncontrolling interests	$(0.6)	$(0.4)	$(1.4)

NOTE 14 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), and deferred compensation.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 3.4 million remain available as of December 31, 2017 for future incentive awards.

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2017	2016	2015
Stock options	$3.3	$4.1	$3.7
RSUs	7.0	7.7	5.8
PSUs	5.8	4.8	5.0
Deferred compensation	2.8	0.8	0.3
Pre-tax expense	18.9	17.4	14.8
Tax benefit	(6.4)	(5.6)	(4.4)
Total	$12.5	$11.8	$10.4

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

The average fair value of the stock options granted for the year ended December 31, 2017 and 2016 was estimated to be $18.22 per share and $15.86 per share, respectively, using the Black-Scholes option-pricing model. The weighted average assumptions used were the following:

	2017	2016	2015
Dividend yield	0.89%	0.83%	0.69%
Volatility	24.93%	28.85%	31.37%
Risk-free rate of return	2.08%	1.38%	1.78%
Expected life	6.0 years	6.0 years	6.0 years

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

Changes in options outstanding under the plans for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Shares subject to option	Weighted- average exercise price (a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2014	1,962,028	$28.11
Granted	220,679	57.85
Exercised	(575,564)	22.98
Canceled	(14,976)	47.28
December 31, 2015	1,592,167	33.91
Granted	231,521	57.91
Exercised	(447,019)	26.04
Canceled	(63,599)	53.40
December 31, 2016	1,313,070	39.87
Granted	165,113	71.84
Exercised	(410,397)	31.54
Canceled	(15,906)	60.84
Outstanding December 31, 2017	1,051,880	$47.80	$33.4	6.0
Exercisable December 31, 2017	696,929	$39.46	$27.9	4.8

(a)	The weighted average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2017	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2017	Weighted- average remaining life (years)	Weighted- average exercise price
$10.01	—	$20.00	88,965	1.5	$15.17	88,965	1.5	$15.17
20.01	—	30.00	149,055	2.6	26.62	149,055	2.6	26.62
30.01	—	40.00	82,043	4.7	32.33	82,043	4.7	32.33
40.01	—	50.00	128,503	6.0	43.37	128,503	6.0	43.37
50.01	—	60.00	442,663	7.1	56.92	248,295	6.7	56.19
60.01	—	70.00	421	8.8	63.93	—	—	—
70.01	—	80.00	160,230	9.0	71.84	68	2.7	71.35
			1,051,880	6.0	$47.80	696,929	4.8	$39.46

At December 31, 2017, there was $2.4 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the year ended December 31, 2017 and 2016 was $17.5 million and $18.3 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2017, 2016 and 2015:

	RSUs	Weighted- average grant date fair value (a)
Outstanding and unvested at December 31, 2014	325,160	$42.15
Granted	121,153	59.69
Vested	(92,029)	36.63
Canceled	(9,354)	49.32
Outstanding and unvested at December 31, 2015	344,930	49.59
Granted	123,299	59.49
Vested	(220,854)	45.83
Canceled	(41,741)	52.40
Outstanding and unvested at December 31, 2016	205,634	58.99
Granted	124,933	73.76
Vested	(90,523)	58.78
Canceled	(10,038)	60.47
Outstanding and unvested at December 31, 2017	230,006	$66.83

(a)	The weighted average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2017, there was $6.5 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees which provides awards in the form of Performance Share Units ("PSU") based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

In February 2015, 2016 and 2017, the Company's Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period based on the change in the 30 day average price for the grant year index to the 30 day average price for the index over the performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2017, 2016 and 2015:

	PSUs	Weighted-average grant date fair value (a)
Outstanding and unvested at December 31, 2014	161,132	$57.39
Granted	58,323	66.47
Vested	(17,327)	75.05
Forfeited	(85)	75.05
Outstanding and unvested at December 31, 2015	202,043	64.92
Granted	94,201	64.83
Vested	(64,979)	72.69
Forfeited	(21,661)	57.07
Outstanding and unvested at December 31, 2016	209,604	56.02
Granted	99,832	78.13
Vested	(146,830)	72.01
Forfeited	(1,783)	67.10
Outstanding and unvested at December 31, 2017	160,823	$55.02

(a)	The weighted average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2017, there was $4.2 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 15 – RESTRUCTURING

During 2017, 2016, and 2015, the Company incurred costs of $12.3 million, $3.1 million, and $15.1 million respectively, associated with restructuring actions. These actions included workforce reductions, costs associated with the exit of an immaterial product line, and the closure and consolidation of manufacturing facilities in an effort to increase efficiencies.

Restructuring charges recorded during the years ended December 31 as part of restructuring plans were as follows:

In millions	2017	2016	2015
Americas	$5.5	$2.0	$—
EMEIA	6.2	0.9	14.7
Asia Pacific	—	0.2	0.4
Corporate and Other	0.6	—	—
Total	$12.3	$3.1	$15.1

Cost of goods sold	$5.8	$0.9	$13.6
Selling and administrative expenses	6.5	2.2	1.5
Total	$12.3	$3.1	$15.1

The changes in the restructuring reserve during the years ended December 31, 2017 and 2016 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Corporate/Other	Total
December 31, 2015	$—	$10.0	$0.2	$—	$10.2
Additions	2.0	0.9	0.2	—	3.1
Cash and non-cash uses	(1.7)	(7.5)	(0.4)	—	(9.6)
Currency translation	—	(0.2)	—	—	(0.2)
December 31, 2016	0.3	3.2	—	—	3.5
Additions	5.5	6.2	—	0.6	12.3
Cash and non-cash uses	(5.5)	(5.8)	—	(0.5)	(11.8)
Currency translation	—	0.2	—	—	0.2
December 31, 2017	$0.3	$3.8	$—	$0.1	$4.2

The Company incurred other non-qualified restructuring charges of $1.5 million and $6.4 million during the years ended December 31, 2017 and 2016, respectively, in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category.

The majority of the costs accrued as of December 31, 2017 will be paid within one year.

NOTE 16 – OTHER INCOME, NET

At December 31, the components of Other income, net were as follows:

In millions	2017	2016	2015
Interest income	$(1.2)	$(1.9)	$(1.5)
Exchange loss	0.7	2.0	4.9
(Earnings) loss from and (gains) on the sale of equity investments	(5.4)	(3.6)	0.3
Other	(7.3)	(14.7)	(11.5)
Other income, net	$(13.2)	$(18.2)	$(7.8)

Other income, net for the year ended December 31, 2017 included a gain of $5.4 million from the sale of iDevices, LLC, which is included within the (Earnings) loss from and (gains) on the sale of equity investments in the table above. Other income, net for the year ended December 31, 2017 also included gains of $7.3 million related to legal entity liquidations in our Asia Pacific region, of which $2.2 million has been attributed to noncontrolling interests. These gains are included within Other in the table above.

During the year ended December 31, 2016 the Company recorded gains from the sale of marketable securities of $12.4 million, which is included within Other in the table above.

During the year ended December 31, 2015, the Company recorded gains from the sale of marketable securities of $11.0 million, which is included within Other in the table above. In February 2015, the Venezuelan government announced changes to its exchange rate system that included the launch of a new, market-based system called the Marginal Currency System, or "SIMADI." During the year ended December 31, 2015 the Company recorded a charge of $2.8 million in order to remeasure net monetary assets at the SIMADI rate and other unfavorable currency impacts. These losses are within Exchange loss in the table above.

NOTE 17 – INCOME TAXES

Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2017	2016	2015
United States	$166.5	$129.9	$123.1
Non-U.S.	229.2	165.1	86.2
Total	$395.7	$295.0	$209.3

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2017	2016	2015
Current tax expense:
United States	$78.8	$43.8	$53.4
Non-U.S.	15.0	13.8	3.5
Total:	93.8	57.6	56.9
Deferred tax expense (benefit):
United States	41.2	14.4	2.1
Non-U.S.	(16.0)	(8.2)	(4.4)
Total:	25.2	6.2	(2.3)
Total tax expense (benefit):
United States	120.0	58.2	55.5
Non-U.S.	(1.0)	5.6	(0.9)
Total	$119.0	$63.8	$54.6

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2017	2016	2015
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(20.0)	(17.4)	(11.1)
State and local income taxes (1)	1.8	2.0	2.8
Reserves for uncertain tax positions	0.8	2.0	(3.4)
Tax on unremitted earnings	0.8	1.2	1.5
Tax Reform Act	13.5	—	—
Venezuela devaluation	—	—	0.9
Production incentives	(0.9)	(0.6)	(1.0)
Other adjustments	(0.9)	(0.6)	1.4
Effective tax rate	30.1%	21.6%	26.1%

(1)	Net of changes in valuation allowances

On December 22, 2017, the Tax Reform Act became law, resulting in broad and complex changes to the U.S. tax code which impact the Company's consolidated financial statements during the year ended December 31, 2017 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may electively be paid over eight years, and (3) requiring a review of the future realizability of deferred tax balances.

The Tax Reform Act reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Reform Act also puts in place new tax laws which include, but are not limited to (1) a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a provision designed to tax currently global intangible low taxed income (GILTI), (4) a provision that may limit the amount of currently deductible interest expense, (5) the repeal of the domestic production incentives, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Reform Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act under ASC Topic 740. In accordance with SAB 118, the company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC Topic 740 is complete.

To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, the company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Reform Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Reform Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

The Company has recorded a provisional discrete net tax charge of $53.5 million related to the Tax Reform Act in the year ended December 31, 2017. This net charge primarily consists of a net charge of $24.5 million due to the remeasurement of deferred tax accounts to reflect the corporate rate reduction impact to the Company's net deferred tax balances, a net charge of $22.8 million due to the future realizability of certain deferred tax balances, and a net charge for the transition tax of $5.0 million, as more fully described below.

Reduction in U.S. Corporate Rate: The Tax Reform Act reduces the U.S. federal statutory corporate tax rate to 21 percent in years beginning on or after January 1, 2018. The Company has recorded a provisional adjustment to the net deferred tax balances, with a corresponding discrete net tax charge of $24.5 million in the current period. While the Company can make a reasonable estimate of the impact of the reduction in corporate rate, the Company is continuing to analyze the temporary differences that existed on the date of enactment.

Future Realizability of Certain Deferred Tax Balances: The Tax Reform Act contains provisions that may limit or restrict the future realizability of certain existing deferred tax balances. The Company has recorded a provisional valuation allowance related to interest limitation carryforwards and other adjustments to the net deferred tax assets, with a corresponding discrete net tax charge of $22.8 million in the current period. While the Company can make a reasonable estimate of the valuation allowance, the Company is awaiting further interpretative guidance and is continuing to gather additional information to refine its assessment. To the extent transition rules and interpretative guidance is clarified, some or all of the valuation allowance may reverse in a subsequent period.

Transition Tax: The transition tax is levied on the previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company's foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. The Company has made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $5.0 million which the Company expects to elect to pay over eight years. This amount is presented in current and Other long-term liabilities. However, the Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.

The majority of the Company's earnings are considered permanently reinvested. The $5.0 million transition tax will result in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income. As a result of the Tax Reform Act, the Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation. For these reasons, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act and has not recorded any incremental withholding or state tax liabilities on its investment in its non-U.S. subsidiaries.

The Company is also currently analyzing other provisions of the Tax Reform Act that come into effect in 2018. These provisions include BEAT, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the treatment of amounts in accumulated other comprehensive income, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2017	2016
Deferred tax assets:
Inventory and accounts receivable	$17.0	$18.3
Fixed assets and intangibles	2.6	2.0
Postemployment and other benefit liabilities	29.9	42.0
Other reserves and accruals	12.5	16.0
Net operating losses, tax credits and other carryforwards	309.5	227.1
Other	4.2	5.3
Gross deferred tax assets	375.7	310.7
Less: deferred tax valuation allowances	(312.9)	(225.5)
Deferred tax assets net of valuation allowances	$62.8	$85.2
Deferred tax liabilities:
Fixed assets and intangibles	$(101.7)	$(90.6)
Postemployment and other benefit liabilities	(4.7)	—
Unremitted earnings of foreign subsidiaries	(6.0)	(4.2)
Other	(7.4)	(6.0)
Gross deferred tax liabilities	(119.8)	(100.8)
Net deferred tax liabilities	$(57.0)	$(15.6)

At December 31, 2017, $6.0 million of deferred tax was recorded for certain undistributed earnings of non-U.S. subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2017, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$15.1	2027 & 2028
U.S. Federal and State credit carryforwards	22.2	2024-2027
U.S. State tax loss carryforwards	29.6	2018-2037
Non-U.S. tax loss carryforwards	$1,013.0	2018-Unlimited

The U.S. state loss carryforwards were incurred in various jurisdictions. The non-U.S. loss carryforwards were incurred in various jurisdictions, predominantly in China, Ireland, Italy, Luxembourg and the United Kingdom.

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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2017	2016	2015
Beginning balance	$225.5	$133.3	$50.8
Increase to valuation allowance	96.9	109.0	82.2
Decrease to valuation allowance	(11.9)	(13.9)	(3.0)
Foreign exchange translation	2.4	(3.3)	(1.6)
Accumulated other comprehensive income (loss)	—	0.4	4.9
Ending balance	$312.9	$225.5	$133.3

During 2017, the valuation allowance increased by $87.4 million. This increase is the result of changes in jurisdictional profitability, country specific tax laws and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $29.0 million and $32.0 million as of December 31, 2017, and December 31, 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $27.4 million as of December 31, 2017. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2017	2016	2015
Beginning balance	$32.0	$23.8	$25.4
Additions based on tax positions related to the current year	6.4	9.1	3.9
Additions based on tax positions related to prior years	1.6	7.1	1.6
Reductions based on tax positions related to prior years	(5.0)	(5.5)	(3.0)
Reductions related to settlements with tax authorities	(7.1)	(0.6)	—
Reductions related to lapses of statute of limitations	(1.2)	(0.9)	(1.4)
Translation loss/(gain)	2.3	(1.0)	(2.7)
Ending balance	$29.0	$32.0	$23.8

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $4.9 million and $5.4 million at December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, the Company recognized $0.0 million and $0.3 million in net interest and penalties, net of tax, related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $10.7 million during the next 12 months.

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

The Company had indemnity receivables in the amount of $5.7 million and $5.6 million included in Other noncurrent assets at December 31, 2017 and 2016, respectively, primarily related to additional competent authority relief filings.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations.

In millions	2017	2016	2015
Weighted-average number of basic shares	95.1	95.8	95.9
Shares issuable under incentive stock plans	0.9	1.1	1.0
Weighted-average number of diluted shares	96.0	96.9	96.9

At December 31, 2017, 0.1 million stock options were excluded from the computation of weighted average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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
The Company incurred $3.2 million, $23.3 million, and $4.4 million of expenses during the years ended December 31, 2017, 2016 and 2015, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. In the fourth-quarter of 2016, with the collaboration and approval of state regulators, the Company launched a proactive, alternative approach to remediate two sites in the United States. This approach will allow the Company to more aggressively address environmental conditions at these sites and reduce the impact of potential changes in regulatory requirements. As a result, the Company recorded a $15 million charge for environmental remediation in the fourth quarter of 2016. Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income.

As of December 31, 2017 and 2016, the Company has recorded reserves for environmental matters of $28.9 million and $30.6 million. The total reserve at December 31, 2017 and 2016 included $8.9 million and $9.6 million related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2017 and 2016 was $12.6 million and $6.1 million and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2017	2016	2015
Balance at beginning of period	$13.3	$11.7	$9.8
Reductions for payments	(7.8)	(6.5)	(5.4)
Accruals for warranties issued during the current period	9.0	8.1	7.1
Changes to accruals related to preexisting warranties	(0.8)	0.2	0.5
Translation	0.4	(0.2)	(0.3)
Balance at end of period	$14.1	$13.3	$11.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.
Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $35.5 million in 2017, $32.5 million in 2016 and $30.3 million in 2015. Minimum lease payments required under non-cancellable operating leases with terms in excess of one year for the next five years are as follows: $20.5 million in 2018, $17.9 million in 2019, $13.0 million in 2020, $8.0 million in 2021, and $4.0 million in 2022.

NOTE 20 – BUSINESS SEGMENT INFORMATION

The Company classifies its business into the following three reportable segments based on industry and market focus: Americas, EMEIA, and Asia Pacific.

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

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2017	2016	2015
Americas
Net revenues	$1,767.5	$1,645.7	$1,558.4
Segment operating income	503.3	448.1	418.0
Segment operating margin	28.5%	27.2%	26.8%
Depreciation and amortization	26.4	26.4	26.4
Capital expenditures	26.1	21.5	18.9
Total segment assets	872.4	852.7	806.1

EMEIA
Net revenues	523.5	485.9	386.3
Segment operating income	45.2	35.9	8.6
Segment operating margin	8.6%	7.4%	2.2%
Depreciation and amortization	28.6	27.6	17.2
Capital expenditures	17.1	13.6	5.6
Total segment assets	1,027.7	886.2	899.4

Asia Pacific
Net revenues	117.2	106.4	123.4
Segment operating income (loss)	9.5	6.1	(3.4)
Segment operating margin	8.1%	5.7%	(2.8)%
Depreciation and amortization	2.5	2.4	2.1
Capital expenditures	1.5	1.1	2.0
Total segment assets	196.3	177.4	237.1

Total net revenues	$2,408.2	$2,238.0	$2,068.1

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$558.0	$490.1	$423.2
Unallocated corporate expense	69.8	64.6	64.6
Interest expense	105.7	64.3	52.9
Loss on divestitures	—	84.4	104.2
Other income, net	(13.2)	(18.2)	(7.8)
Total earnings before income taxes	$395.7	$295.0	$209.3

Depreciation and amortization from reportable segments	$57.5	$56.4	$45.7
Unallocated depreciation and amortization	4.1	5.0	3.1
Total depreciation and amortization	$61.6	$61.4	$48.8
Capital expenditures from reportable segments	$44.7	$36.2	$26.5
Corporate capital expenditures	4.6	6.3	8.7
Total capital expenditures	$49.3	$42.5	$35.2
Assets from reportable segments	$2,096.4	$1,916.3	$1,942.6
Unallocated assets (a)	445.6	331.1	320.4
Total assets	$2,542.0	$2,247.4	$2,263.0

(a)	Unallocated assets consists of investments in unconsolidated affiliates, fixed assets, deferred income taxes and cash.

Revenues by destination and product as well as long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2017	2016	2015
Revenues
United States	$1,645.6	$1,531.2	$1,425.1
Non-U.S.	762.6	706.8	643.0
Total	$2,408.2	$2,238.0	$2,068.1

In millions	2017	2016	2015
Revenues
Mechanical products	$1,906.4	$1,793.1	$1,661.4
All other	501.8	444.9	406.7
Total	$2,408.2	$2,238.0	$2,068.1

Less than 10% of the Company's net revenues come from the sale of services.

In millions	2017	2016
Long-lived assets
United States	$131.0	$117.1
Non-U.S.	440.1	402.3
Total	$571.1	$519.4

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2017, the Company completed three acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018

In January 2018, the Company acquired 100% of TGP through one of its subsidiaries. TGP provides glass and framing solutions for commercial buildings, as well as non-fire rated architectural glass and framing, including channel glass systems and curtain walls throughout the United States, Canada, and select markets in the Middle East. TGP will be incorporated into the Company's Americas and EMEIA segments.

In January 2018, the Company acquired 100% of the machinery, equipment, and intellectual property of a division of Hammond through one of its subsidiaries. The assets acquired will be integrated into the Company's existing production facilities and are specific to the Company's Schlage branded products.

In February 2018, the Company acquired 100% of QMI through one of its subsidiaries. QMI specializes in fire rated and non-fire rated steel and wooden doors, acoustic doors, and wooden cabinets, as well as fire rated curtain wall systems and access panels in Qatar, Saudi Arabia, Bahrain, Oman, Kuwait, the United Arab Emirates, and Africa. QMI will be incorporated into the Company's EMEIA segment.

Total consideration paid for these three acquisitions at closing was approximately $215 million (net of cash acquired), with additional consideration approximating $10 million to be paid subject to a retention and transition period for two of these acquisitions. Cash on hand was utilized to fund these acquisitions.

Based on the preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for these acquisitions, approximately $5 million has been allocated to net working capital, approximately $15 million to long-term tangible assets, approximately $120 million to indefinite-lived and finite intangible assets, and the remaining approximately $85 million to goodwill. Goodwill is expected to be deductible for tax purposes. Supplemental pro forma information has not been provided as the acquisitions individually and in the aggregate would not have had a material impact on consolidated pro forma results of operations in 2017 or 2016.

On February 7, 2018, the Company's Board of Directors declared a quarterly dividend of $0.21 cents per ordinary share. The dividend is payable March 29, 2018 to shareholders of record on March 15, 2018.

NOTE 22 – GUARANTOR FINANCIAL INFORMATION

Allegion US Holding Company, Inc. ("Allegion US Hold Co") is the issuer of the 3.200% and 3.550% Senior Notes. Allegion plc is the guarantor of the 3.200% and 3.550% Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of December 31, 2017 and for the years ended December 31, 2017, 2016 and 2015, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, Allegion plc, whom is the guarantor, are not required to be filed with the SEC as the subsidiary debt issuer is directly or indirectly 100% owned by the Parent, whom is the guarantor, and the guarantees are full and unconditional and joint and several.

In addition to reflecting the presentation of the condensed and consolidating financial statements for the new guarantor reporting structure disclosed in Form 10-Q filed with the SEC on October 26, 2017, the Company also made revisions to correct certain errors that were not material to the condensed and consolidating balance sheet as of December 31, 2016, which impacted Allegion US Hold Co, with applicable offsetting adjustments in the Consolidating Adjustments column. These revisions had no impact to the condensed and consolidating statements of comprehensive income (loss) or cash flows for any period. The effects of the revisions were as follows: Allegion US Hold Co's Investments in affiliates and Other shareholders' equity (deficit) was reduced by $2,696.3 million. The applicable offsetting effect of these corrections was included in the Consolidating Adjustments column.

Subsequent to December 31, 2017 but before the issuance of this annual report, a merger of an entity currently presented in the "Other Subsidiaries" column with Allegion US Hold Co took place. As a result, the guarantor financial information presented under Rule 3-10 of Regulation S-X included in this periodic report does not reflect this merger. The entity merged with Allegion US Hold Co primarily includes intercompany investments and related equity; there is no material income statement or cash flow activity related to this entity. In future periodic filings beginning with the Company's 2018 first quarterly report included in Form 10-Q, the condensed and consolidating financial information presented below will be modified to reflect this merger.

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,408.2	$—	$2,408.2
Cost of goods sold	—	—	1,337.5	—	1,337.5
Selling and administrative expenses	5.3	0.2	577.0	—	582.5
Operating income (loss)	(5.3)	(0.2)	493.7	—	488.2
Equity earnings (loss) in affiliates, net of tax	348.2	148.9	—	(497.1)	—
Interest expense	70.6	34.8	0.3	—	105.7
Intercompany interest and fees	(1.0)	102.7	(101.7)	—	—
Other income, net	—	—	(13.2)	—	(13.2)
Earnings (loss) before income taxes	273.3	11.2	608.3	(497.1)	395.7
Provision (benefit) for income taxes	—	(27.3)	146.3	—	119.0
Net earnings (loss)	273.3	38.5	462.0	(497.1)	276.7
Less: Net earnings attributable to noncontrolling interests	—	—	3.4	—	3.4
Net earnings (loss) attributable to Allegion plc	$273.3	$38.5	$458.6	$(497.1)	$273.3

Total comprehensive income (loss)	$391.1	$39.2	$577.6	$(614.0)	$393.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Total comprehensive income (loss) attributable to Allegion plc	$391.1	$39.2	$574.8	$(614.0)	$391.1

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,238.0	$—	$2,238.0
Cost of goods sold	—	—	1,252.7	—	1,252.7
Selling and administrative expenses	4.7	—	555.1	—	559.8
Operating income (loss)	(4.7)	—	430.2	—	425.5
Equity earnings (loss) in affiliates, net of tax	277.4	148.3	0.3	(426.0)	—
Interest expense	43.5	20.2	0.6	—	64.3
Intercompany interest and fees	(0.4)	97.9	(97.5)	—	—
Other (income) expense, net	—	—	66.2	—	66.2
Earnings (loss) before income taxes	229.6	30.2	461.2	(426.0)	295.0
Provision (benefit) for income taxes	0.5	(45.5)	108.8	—	63.8
Net earnings (loss)	229.1	75.7	352.4	(426.0)	231.2
Less: Net earnings attributable to noncontrolling interests	—	—	2.1	—	2.1
Net earnings (loss) attributable to Allegion plc	$229.1	$75.7	$350.3	$(426.0)	$229.1

Total comprehensive income (loss)	$197.0	$79.4	$314.2	$(391.9)	$198.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	1.7	—	1.7
Total comprehensive income (loss) attributable to Allegion plc	$197.0	$79.4	$312.5	$(391.9)	$197.0

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,068.1	$—	$2,068.1
Cost of goods sold	—	—	1,199.0	—	1,199.0
Selling and administrative expenses	4.7	(0.1)	505.9	—	510.5
Operating income (loss)	(4.7)	0.1	363.2	—	358.6
Equity earnings (loss) in affiliates, net of tax	190.6	167.2	—	(357.8)	—
Interest expense	31.2	21.1	0.6	—	52.9
Intercompany interest and fees	(0.4)	95.0	(94.6)	—	—
Other (income) expense, net	(0.2)	—	96.6	—	96.4
Earnings (loss) before income taxes	155.3	51.2	360.6	(357.8)	209.3
Provision (benefit) for income taxes	1.2	(44.7)	98.1	—	54.6
Earnings (loss) from continuing operations	154.1	95.9	262.5	(357.8)	154.7
Discontinued operations, net of tax	—	—	(0.4)	—	(0.4)
Net earnings (loss)	154.1	95.9	262.1	(357.8)	154.3
Less: Net earnings attributable to noncontrolling interests	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$154.1	$95.9	$261.7	$(357.8)	$153.9

Total comprehensive income (loss)	$69.8	$95.6	$177.9	$(274.4)	$68.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$69.8	$95.6	$178.8	$(274.4)	$69.8

Condensed and Consolidated Balance Sheet
December 31, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$0.7	$0.2	$465.3	$—	$466.2
Accounts and notes receivable, net	—	—	296.6	—	296.6
Inventories	—	—	239.8	—	239.8
Other current assets	0.3	53.1	16.7	(40.9)	29.2
Assets held for sale	—	—	0.9	—	0.9
Accounts and notes receivable affiliates	—	396.8	33.1	(429.9)	—
Total current assets	1.0	450.1	1,052.4	(470.8)	1,032.7
Investment in affiliates	1,079.6	215.3	—	(1,294.9)	—
Property, plant and equipment, net	—	—	252.2	—	252.2
Intangible assets, net	—	—	1,155.5	—	1,155.5
Notes receivable affiliates	3.5	1,165.1	2,182.9	(3,351.5)	—
Other noncurrent assets	5.0	5.2	91.4	—	101.6
Total assets	$1,089.1	$1,835.7	$4,734.4	$(5,117.2)	$2,542.0
Current liabilities:
Accounts payable and accruals	$1.9	$7.1	$457.7	$(40.9)	$425.8
Short-term borrowings and current maturities of long-term debt	35.0	—	—	—	35.0
Accounts and note payable affiliates	0.2	32.9	396.8	(429.9)	—
Total current liabilities	37.1	40.0	854.5	(470.8)	460.8
Long-term debt	649.3	791.9	1.1	—	1,442.3
Note payable affiliate	—	2,182.9	1,168.6	(3,351.5)	—
Other noncurrent liabilities	1.1	2.1	230.2	—	233.4
Total liabilities	687.5	3,016.9	2,254.4	(3,822.3)	2,136.5
Equity:
Total shareholders’ equity (deficit)	401.6	(1,181.2)	2,476.1	(1,294.9)	401.6
Noncontrolling interests	—	—	3.9	—	3.9
Total equity (deficit)	401.6	(1,181.2)	2,480.0	(1,294.9)	405.5
Total liabilities and equity	$1,089.1	$1,835.7	$4,734.4	$(5,117.2)	$2,542.0

Condensed and Consolidated Balance Sheet
December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$0.5	$0.1	$311.8	$—	$312.4
Accounts and notes receivable, net	—	—	260.0	—	260.0
Inventories	—	—	220.6	—	220.6
Other current assets	0.4	49.7	17.6	(33.6)	34.1
Assets held for sale	—	—	2.2	—	2.2
Accounts and notes receivable affiliates	—	331.6	36.8	(368.4)	—
Total current assets	0.9	381.4	849.0	(402.0)	829.3
Investment in affiliates	1,229.4	220.2	—	(1,449.6)	—
Property, plant and equipment, net	—	—	226.6	—	226.6
Intangible assets, net	—	—	1,074.2	—	1,074.2
Notes receivable affiliates	53.2	1,149.8	2,690.7	(3,893.7)	—
Other noncurrent assets	5.4	14.8	97.1	—	117.3
Total assets	$1,288.9	$1,766.2	$4,937.6	$(5,745.3)	$2,247.4
Current liabilities:
Accounts payable and accruals	$7.0	$4.7	$403.3	$(33.6)	$381.4
Short-term borrowings and current maturities of long-term debt	46.9	—	1.3	—	48.2
Accounts and note payable affiliates	0.4	36.4	331.6	(368.4)	—
Total current liabilities	54.3	41.1	736.2	(402.0)	429.6
Long-term debt	1,120.2	294.4	1.0	—	1,415.6
Note payable affiliate	—	2,690.7	1,203.0	(3,893.7)	—
Other noncurrent liabilities	1.1	—	284.7	—	285.8
Total liabilities	1,175.6	3,026.2	2,224.9	(4,295.7)	2,131.0
Equity:
Total shareholders’ equity (deficit)	113.3	(1,260.0)	2,709.6	(1,449.6)	113.3
Noncontrolling interests	—	—	3.1	—	3.1
Total equity (deficit)	113.3	(1,260.0)	2,712.7	(1,449.6)	116.4
Total liabilities and equity	$1,288.9	$1,766.2	$4,937.6	$(5,745.3)	$2,247.4

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$581.3	$40.0	$510.2	$(784.3)	$347.2
Cash flows from investing activities:
Capital expenditures	—	—	(49.3)	—	(49.3)
Acquisition of businesses, net of cash acquired	—	—	(20.8)	—	(20.8)
Proceeds from sale of property, plant and equipment	—	—	3.1	—	3.1
Proceeds from sale of equity investment	—	—	15.6	—	15.6
Proceeds (payments) related to business dispositions	—	—	1.2	—	1.2
Net cash used in investing activities	—	—	(50.2)	—	(50.2)
Cash flows from financing activities:
Net debt repayments	(488.5)	500.0	(1.4)	—	10.1
Debt issuance costs	(4.0)	(5.5)	—	—	(9.5)
Redemption premium	(24.6)	(8.6)	—	—	(33.2)
Net inter-company proceeds (payments)	49.7	(523.0)	473.3	—	—
Dividends paid to shareholders	(60.9)	—	—	—	(60.9)
Dividends paid to noncontrolling interests	—	—	(1.8)	—	(1.8)
Dividends paid	—	—	(784.3)	784.3	—
Proceeds from shares issued under incentive plans	7.2	—	—	—	7.2
Repurchase of ordinary shares	(60.0)	—	—	—	(60.0)
Other financing activities, net	—	(2.8)	—	—	(2.8)
Net cash (used in) provided by financing activities	(581.1)	(39.9)	(314.2)	784.3	(150.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	7.7	—	7.7
Net increase in cash and cash equivalents	0.2	0.1	153.5	—	153.8
Cash and cash equivalents - beginning of period	0.5	0.1	311.8	—	312.4
Cash and cash equivalents - end of period	$0.7	$0.2	$465.3	$—	$466.2

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2016

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$(25.6)	$34.1	$528.9	$(159.9)	$377.5
Cash flows from investing activities:
Capital expenditures	—	—	(42.5)	—	(42.5)
Acquisition of businesses, net of cash acquired	—	—	(31.4)	—	(31.4)
Proceeds from sales and maturities of marketable securities	—	—	14.1	—	14.1
Proceeds (payments) related to business disposition	—	—	(4.3)	—	(4.3)
Other investing activities, net	—	—	0.1	—	0.1
Net cash used in investing activities	—	—	(64.0)	—	(64.0)
Cash flows from financing activities:
Net debt repayments	(47.0)	—	(17.4)	—	(64.4)
Debt issuance costs	(0.3)	—	—	—	(0.3)
Net inter-company proceeds (payments)	195.4	(34.3)	(161.1)	—	—
Dividends paid to shareholders	(46.0)	—	—	—	(46.0)
Dividends paid to noncontrolling interests	—	—	(2.7)	—	(2.7)
Dividends paid	—	—	(159.9)	159.9	—
Acquisition of noncontrolling interest	—	—	(3.3)	—	(3.3)
Proceeds from shares issued under incentive plans	5.8	—	—	—	5.8
Repurchase of ordinary shares	(85.1)	—	—	—	(85.1)
Net cash provided by (used in) financing activities	22.8	(34.3)	(344.4)	159.9	(196.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	—	(4.8)
Net (decrease) increase in cash and cash equivalents	(2.8)	(0.2)	115.7	—	112.7
Cash and cash equivalents - beginning of period	3.3	0.3	196.1	—	199.7
Cash and cash equivalents - end of period	$0.5	$0.1	$311.8	$—	$312.4

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2015

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) continuing operating activities	$(23.4)	$125.8	$416.5	$(261.5)	$257.4
Net cash used in discontinued operating activities	—	—	(0.4)		(0.4)
Net cash provided by (used in) operating activities	(23.4)	125.8	416.1	(261.5)	257.0
Cash flows from investing activities:
Capital expenditures	—	—	(35.2)	—	(35.2)
Acquisition of businesses, net of cash acquired	—	—	(511.3)	—	(511.3)
Proceeds from sale of property, plant and equipment	—	—	0.3	—	0.3
Proceeds from business disposition, net of cash sold	—	—	0.1	—	0.1
Proceeds from sale of marketable securities	—	—	12.3	—	12.3
Net cash used in investing activities	—	—	(533.8)	—	(533.8)
Cash flows from financing activities:
Net debt proceeds	263.8	—	14.5	—	278.3
Debt issuance costs	(9.0)	—	—	—	(9.0)
Net inter-company proceeds (payments)	(200.9)	(126.0)	326.9	—	—
Dividends paid to shareholders	(38.3)	—	—	—	(38.3)
Dividends paid to noncontrolling interests	—	—	(20.0)	—	(20.0)
Dividends paid	—	—	(261.5)	261.5	—
Proceeds from shares issued under incentive plans	11.0	—	—	—	11.0
Repurchase of ordinary shares	(30.0)	—	—	—	(30.0)
Other financing activities, net	3.0	—	—	—	3.0
Net cash (used in) provided by financing activities	(0.4)	(126.0)	59.9	261.5	195.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(9.0)	—	(9.0)
Net decrease in cash and cash equivalents	(23.8)	(0.2)	(66.8)	—	(90.8)
Cash and cash equivalents - beginning of period	27.1	0.5	262.9	—	290.5
Cash and cash equivalents - end of period	$3.3	$0.3	$196.1	$—	$199.7

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2017, 2016 AND 2015
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2014	$3.2
Additions charged to costs and expenses	1.6
Deductions*	(1.5)
Business acquisitions and divestitures, net	0.9
Currency translation	(0.4)
Balance December 31, 2015	3.8
Additions charged to costs and expenses	0.1
Deductions*	(1.1)
Currency translation	(0.1)
Balance December 31, 2016	2.7
Additions charged to costs and expenses	0.8
Deductions*	(0.9)
Currency translation	0.2
Balance December 31, 2017	$2.8

(*)	"Deductions" include accounts and advances written off, less recoveries.