Form 10-Q
period 2018-06-30
Allegion plc
filed 2018-07-26
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of July 23, 2018 was 95,003,313.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2018	2017	2018	2017
Net revenues	$704.7	$627.0	$1,317.8	$1,175.8
Cost of goods sold	399.1	345.7	754.4	653.3
Selling and administrative expenses	162.2	146.3	321.3	288.0
Operating income	143.4	135.0	242.1	234.5
Interest expense	13.4	16.1	26.3	32.0
Other income, net	(1.6)	(4.3)	(2.0)	(3.0)
Earnings before income taxes	131.6	123.2	217.8	205.5
Provision for income taxes	17.6	17.4	31.4	31.0
Net earnings	114.0	105.8	186.4	174.5
Less: Net earnings attributable to noncontrolling interests	0.1	0.3	0.3	0.6
Net earnings attributable to Allegion plc	$113.9	$105.5	$186.1	$173.9
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.20	$1.11	$1.96	$1.82
Diluted net earnings	$1.19	$1.10	$1.94	$1.81
Weighted-average shares outstanding
Basic	95.0	95.2	95.1	95.3
Diluted	95.6	95.9	95.7	96.0

Dividends declared per ordinary share	$0.21	$0.16	$0.42	$0.32

Total comprehensive income	$62.5	$153.1	$162.0	$234.8
Less: Total comprehensive (loss) income attributable to noncontrolling interests	(2.2)	0.7	(1.0)	1.2
Total comprehensive income attributable to Allegion plc	$64.7	$152.4	$163.0	$233.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$189.6	$466.2
Accounts and notes receivable, net	366.0	296.6
Inventories	265.4	239.8
Other current assets	31.5	30.1
Total current assets	852.5	1,032.7
Property, plant and equipment, net	272.5	252.2
Goodwill	857.0	761.2
Intangible assets, net	516.4	394.3
Other noncurrent assets	133.3	101.6
Total assets	$2,631.7	$2,542.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210.2	$188.3
Accrued expenses and other current liabilities	227.7	237.5
Short-term borrowings and current maturities of long-term debt	35.2	35.0
Total current liabilities	473.1	460.8
Long-term debt	1,425.9	1,442.3
Other noncurrent liabilities	224.0	233.4
Total liabilities	2,123.0	2,136.5
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (94,989,922 and 95,062,385 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	0.9	1.0
Capital in excess of par value	5.2	9.1
Retained earnings	675.8	544.4
Accumulated other comprehensive loss	(175.9)	(152.9)
Total Allegion plc shareholders’ equity	506.0	401.6
Noncontrolling interests	2.7	3.9
Total equity	508.7	405.5
Total liabilities and equity	$2,631.7	$2,542.0
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2018	2017
Cash flows from operating activities:
Net earnings	$186.4	$174.5
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	45.5	32.7
Discretionary pension plan contribution	—	(50.0)
Changes in assets and liabilities and other non-cash items	(113.2)	(93.2)
Net cash provided by operating activities	118.7	64.0
Cash flows from investing activities:
Capital expenditures	(20.9)	(21.4)
Acquisition of and equity investments in businesses, net of cash acquired	(280.5)	(20.8)
Proceeds from sale of equity investment	—	15.2
Other investing activities, net	0.1	1.1
Net cash used in investing activities	(301.3)	(25.9)
Cash flows from financing activities:
Short-term borrowings, net	(0.5)	(1.3)
Proceeds from revolving facility	40.0	—
Repayments of revolving facility	(40.0)	—
Payments of other long-term debt	(17.9)	(23.5)
Debt repayments, net	(18.4)	(24.8)
Dividends paid to ordinary shareholders	(39.7)	(30.4)
Repurchase of ordinary shares	(30.0)	(60.0)
Other financing activities, net	(2.3)	4.7
Net cash used in financing activities	(90.4)	(110.5)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	5.5
Net decrease in cash and cash equivalents	(276.6)	(66.9)
Cash and cash equivalents - beginning of period	466.2	312.4
Cash and cash equivalents - end of period	$189.6	$245.5
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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). ASC 606 is a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or perform a service). Revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. ASC 606 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 allows entities to adopt the standard on either a full retrospective approach or report the cumulative effect as of the date of adoption ("modified retrospective method"). The FASB has also issued the following standards which clarify ASU 2014-09: ASU 2017-14, Revenue Recognition, Revenue from Contracts with Customers: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, ASU 2017-13, Revenue Recognition, Revenue from Contracts with Customers: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, ASU 2016-20, Revenue from Contracts with Customers: Technical Corrections and Improvements, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company adopted each of these standards on January 1, 2018 on a modified retrospective basis. The impact of adopting the new standards was not material to the Company’s Condensed and Consolidated financial statements at January 1, 2018 or for the three or six months ended June 30, 2018, and no cumulative effect adjustment was recorded to opening retained earnings. Expanded disclosure as required by the new standards is presented within Note 17 to the Condensed and Consolidated Financial Statements.

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

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The overarching purpose of ASU 2018-05 is to codify the guidance issued by the SEC related to income tax accounting implications due to the comprehensive U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Tax Reform Act"), as originally discussed within Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) within ASC 740, Income Taxes. SAB 118, and now ASC 740 provide a measurement period, which in no case should extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Reform Act. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, the company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, the company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Reform Act being enacted. At December 31, 2017, the Company recorded a provisional valuation allowance related to interest limitation carryforwards and other adjustments to the net deferred tax assets, with a corresponding discrete net tax charge of $22.8 million. On April 2, 2018, IRS Notice 2018-28 was issued to provide guidance to assist taxpayers in complying with providing transition guidance related to interest limitation carryforwards recorded at the enactment date. Management is in process of evaluating IRS Notice 2018-28 and assessing its impact on the provisional valuation allowance recorded at December 31, 2017. The Company will continue to analyze the effects of the Tax Reform Act on its Condensed and Consolidated Financial Statements. Additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends up to one year from the enactment date. No adjustments were made to the provisional amounts previously recognized during the three or six months ended June 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. Both of these ASUs are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. These ASUs are required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is continuing to assess what impact these ASUs and the related practical expedients, if elected, will have on the Condensed and Consolidated Financial Statements; however, the Company anticipates that adoption will result in a significant gross-up of assets and liabilities on its Condensed and Consolidated Balance Sheets and will require changes to its systems and processes.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 will have on the Condensed and Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The new guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income (AOCI) as a result of the Tax Reform Act. ASU 2018-02 provides this option not only for the impact to deferred tax assets and liabilities due to the reduction in the U.S. tax rate, but also for tax effects stranded in AOCI for other reasons specific to the Tax Reform Act, such as state taxes or transitioning to a territorial tax system. Tax effects that are stranded in AOCI for reasons not relating to the Tax Reform Act may not be reclassified under ASU 2018-02. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Entities that adopt the ASU in an annual or interim period after the period of enactment are able to choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Reform Act is recognized or to apply the amendments in the period of adoption. The Company is assessing what impact ASU 2018-02 will have on the Condensed and Consolidated Financial Statements.

Note 3 – Inventories
Inventories are stated at the lower of cost and net realizable value using the first-in first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	June 30, 2018	December 31, 2017
Raw materials	$84.7	$66.6
Work-in-process	31.4	29.8
Finished goods	149.3	143.4
Total	$265.4	$239.8

Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2017 (gross)	$375.2	$769.8	$101.7	$1,246.7
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2017 (net)	375.2	291.2	94.8	761.2
Acquisitions	97.1	9.5	—	106.6
Currency translation	0.1	(7.3)	(3.6)	(10.8)
June 30, 2018 (net)	$472.4	$293.4	$91.2	$857.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$55.8	$(11.9)	$43.9	$32.6	$(10.0)	$22.6
Customer relationships	395.2	(81.5)	313.7	324.5	(74.1)	250.4
Trade names (finite-lived)	86.6	(46.6)	40.0	89.0	(46.1)	42.9
Other	14.9	(12.1)	2.8	7.9	(4.9)	3.0
Total finite-lived intangible assets	552.5	$(152.1)	400.4	454.0	$(135.1)	318.9
Trade names (indefinite-lived)	116.0		116.0	75.4		75.4
Total	$668.5		$516.4	$529.4		$394.3

Intangible asset amortization expense was $20.8 million and $10.6 million for the six months ended June 30, 2018 and 2017. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $33.3 million for full year 2018, $26.4 million for 2019, $26.4 million for 2020, $26.4 million for 2021, and $26.4 million for 2022.

Note 6 – Acquisitions and Investments in Unconsolidated Entities

2018

During and subsequent to the six months ended June 30, 2018, the Company completed six acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018

In January 2018, the Company acquired 100% of TGP through one of its subsidiaries. TGP provides fire-rated architectural glass and framing solutions for commercial buildings, as well as non-fire rated architectural glass and framing, including channel glass systems and curtain walls throughout the United States, Canada, and select markets in the Middle East. TGP has been integrated into the Company's Americas and EMEIA segments.

In January 2018, the Company acquired 100% of the machinery, equipment, and intellectual property of a division of Hammond through one of its subsidiaries. The assets acquired have been integrated into the Company's existing production facilities and are specific to the Company's Schlage-branded products.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In July 2018, the Company acquired Door and Access Systems, based in Australia, through one of its subsidiaries. This business includes the brands Gainsborough Hardware, the market-leading residential door hardware brand in Australia, and API Locksmiths, which serves the Australian market with its keying, installation and access control services. Door and Access Systems will be integrated into the Company's Asia Pacific segment.

In July 2018, the Company acquired 100% of ISONAS through one of its subsidiaries. ISONAS designs and manufactures edge-computing technology that produces Power over Ethernet access control solutions for non-residential end-markets. ISONAS will be integrated into the Company's Americas segment.

Total consideration paid for these six acquisitions to date, including the acquisitions closing in July 2018, was approximately $361 million (net of cash acquired). The Company estimates the fair value of future consideration to be paid, including contingent consideration, to be approximately $14 million. Cash on hand and $75 million of borrowings on the Revolving Facility in July were utilized to fund these acquisitions. The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions described above is as follows:

In millions
Accounts receivable, net	$28.9
Inventories	30.6
Other current assets	1.3
Property, plant and equipment, net	27.8
Goodwill	131.7
Intangible assets, net	204.2
Other noncurrent assets	0.9
Accounts payable	(13.7)
Accrued expenses and other current liabilities	(30.3)
Other noncurrent liabilities	(6.4)
Total consideration	$375.0

Intangible assets are primarily comprised of approximately $59 million of indefinite-lived trade names, $112 million of acquired customer lists, and $33 million of developed technologies and other intangibles, including approximately $6 million of acquired backlog revenue. The acquired customer lists have a 17 year weighted average useful life, while the acquired developed technologies and other intangibles, excluding backlog revenue, have a 16 year weighted average useful life. The backlog revenue was fully amortized as of June 30, 2018.

Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, for example, assembled workforce. The majority of the goodwill is expected to be deductible for tax purposes. The preliminary purchase price allocations for the acquisitions are pending completion of valuations. These acquisitions are accounted for as business combinations.

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 reflects the consolidated results of operations of the Company as if these six acquisitions had taken place on January 1, 2017:

	Three months ended		Six months ended
In millions, except per share amounts	2018	2017	2018	2017
Net revenues	$724.4	$678.0	$1,360.3	$1,275.8
Net earnings attributable to Allegion plc	$118.3	$107.5	$193.8	$172.3
Basic net earnings per share	$1.25	$1.13	$2.04	$1.81
Diluted net earnings per share	$1.24	$1.12	$2.03	$1.79

The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisitions that would have been incurred assuming the acquisitions had occurred on January 1, 2017. Adjustments to historical financial information include additional amortization of approximately $3.4 million (net of tax) and $6.8 million (net of tax) included in the three and six months ended June 30, 2017, respectively, in the pro forma table above. Approximately $1.9 million (net of tax) and $3.9 million (net of tax) of the additional amortization included in the three and six months ended June 30, 2017, respectively, relates to backlog revenue acquired by the Company, which is recorded in Cost of goods sold.

The following financial information reflects Net revenues and Earnings before income taxes of the acquisitions for the three and six months ended June 30, 2018 since their respective acquisition dates included in the Condensed and Consolidated Statement of Comprehensive Income. Accordingly, no Net revenues or Earnings before income taxes of the two businesses acquired subsequent to June 30, 2018 are included in the table below:

In millions	Three months ended June 30, 2018	Six months ended June 30, 2018
Net revenues	$34.0	$60.0

Earnings before income taxes	$(0.5)	$(1.6)

During the three months ended June 30, 2018 and 2017, the Company incurred $2.6 million and $1.0 million, respectively, of acquisition and integration related costs. During the six months ended June 30, 2018 and 2017, the Company incurred $4.6 million and $1.2 million, respectively, of acquisition and integration related costs. These expenses are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

During the six months ended June 30, 2018, the Company also made $8 million of investments in three unconsolidated entities, Yonomi Inc., a U.S. based mobile application and cloud platform provider for connected living, Nuki GmbH, a European retrofit residential smart lock innovator, and Conneqtech, a European based IoT platform developer specializing in connected mobility and tracking features for bicycles and healthcare. These investments are accounted for using the equity method.

2017

In January 2017, the Company acquired Republic Doors & Frames, LLC ("Republic") through one of its subsidiaries. This acquisition did not have a material impact on the Condensed and Consolidated Financial Statements.

In April 2017, iDevices LLC, including the Company's equity investment, was acquired by a third party. The Company recorded a $4.9 million gain during the three months ended June 30, 2017 within Other income, net (see Note 14).

Note 7 – Debt and Credit Facilities

At June 30, long-term debt and other borrowings consisted of the following:

In millions	June 30, 2018	December 31, 2017
Term Facility	$673.8	$691.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	1.2	1.0
Total borrowings outstanding	1,475.0	1,492.3
Less discounts and debt issuance costs, net	(13.9)	(15.0)
Total debt	1,461.1	1,477.3
Less current portion of long-term debt	35.2	35.0
Total long-term debt	$1,425.9	$1,442.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Unsecured Credit Facilities

As of June 30, 2018, the Company has an unsecured Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022 and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Company repaid $17.5 million of principal on its Term Facility during the six months ended June 30, 2018.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2018, the Company had $0.0 million outstanding on the Revolving Facility, and the Company had $17.2 million of letters of credit outstanding. As discussed in Note 6, in July 2018, the Company drew approximately $75 million on the Revolving Facility as part of the financing of two acquisitions completed subsequent to June 30, 2018.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At June 30, 2018, the outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 8).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2018, the Company was in compliance with all covenants.

Senior Notes

As of June 30, 2018, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

The Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

The weighted-average interest rate for borrowings was 3.21% under the Credit Facilities (including the effect of interest rate swaps), 3.200% under the 3.200% Senior Notes and 3.550% under the 3.550% Senior Notes at June 30, 2018.

Note 8 – Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest and currency rate exposures. These financial instruments are not used for trading or speculative purposes.

When a derivative contract is entered into, the Company designates the derivative instrument as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability, or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $59.6 million and $57.7 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, gains of $1.2 million and $0.3 million, net of tax, were included in Accumulated other comprehensive loss related to the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2018, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period for $250.0 million of the Company's variable rate Term Facility. These interest rate swaps expire in September 2020 and met the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At June 30, 2018 and December 31, 2017, gains of $5.4 million and $3.5 million, net of tax, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of approximately $2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedges:
Currency derivatives	$1.1	$0.2	$0.1	$0.3
Interest rate swaps	7.9	5.3	—	—
Derivatives not designated as hedges:
Currency derivatives	—	—	—	0.4
Total derivatives	$9.0	$5.5	$0.1	$0.7
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2018	2017		2018	2017
Currency derivatives	$0.4	$0.7	Cost of goods sold	$0.4	$1.9
Interest rate swaps	0.3	(1.1)	Interest expense	0.7	—
Total	$0.7	$(0.4)		$1.1	$1.9
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain (loss) recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2018	2017		2018	2017
Currency derivatives	$2.2	$1.6	Cost of goods sold	$1.0	$3.0
Interest rate swaps	2.6	(0.8)	Interest expense	0.9	—
Total	$4.8	$0.8		$1.9	$3.0

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
The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	U.S.
	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Service cost	$1.8	$1.8	$3.5	$3.6
Interest cost	2.5	2.6	5.1	5.1
Expected return on plan assets	(3.6)	(3.0)	(7.3)	(5.9)
Administrative costs and other	0.4	0.4	0.9	0.8
Net amortization of:
Prior service costs	0.1	0.1	0.2	0.2
Plan net actuarial losses	0.9	1.2	1.9	2.3
Net periodic pension benefit cost	$2.1	$3.1	$4.3	$6.1

	Non-U.S.
	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Service cost	$0.4	$0.4	$1.0	$0.8
Interest cost	2.1	2.2	4.2	4.3
Expected return on plan assets	(3.9)	(3.5)	(7.8)	(6.9)
Administrative costs and other	0.4	0.4	0.8	0.8
Amortization of plan net actuarial losses	0.2	0.5	0.4	0.9
Net periodic pension benefit income	$(0.8)	$—	$(1.4)	$(0.1)

The service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The remaining components of Net periodic pension benefit cost (income), including Administrative costs and other, are recorded within Other income, net within the Condensed and Consolidated Statements of Comprehensive Income.

The Company made employer contributions of $0.4 million and $52.1 million (of which $50.0 million was discretionary) during the six months ended June 30, 2018 and 2017, respectively, to its defined benefit pension plans. Additional contributions of approximately $10 million are expected during the remainder of 2018.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement plan that provides for healthcare benefits, and in some instances, life insurance benefits, that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay-as-you- go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory. Net periodic postretiremenet benefit cost (income) is included within Other income, net within the Condensed and Consolidated Statements of Comprehensive Income.

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
Assets and liabilities measured at fair value at June 30, 2018 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$7.9	$—	$7.9
Foreign currency contracts	—	1.1	—	1.1
Total asset recurring fair value measurements	—	9.0	—	9.0
Liabilities:
Foreign currency contracts	—	0.1	—	0.1
Deferred compensation plans	—	20.6	—	20.6
Total liability recurring fair value measurements	—	20.7	—	20.7
Financial instruments not carried at fair value
Total debt	—	1,423.6	—	1,423.6
Total financial instruments not carried at fair value	$—	$1,423.6	$—	$1,423.6
Assets and liabilities measured at fair value at December 31, 2017 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Interest rate swaps	$—	$5.3	$—	$5.3
Foreign currency contracts	—	0.2	—	0.2
Total asset recurring fair value measurements	—	5.5	—	5.5
Liabilities:
Foreign currency contracts	—	0.7	—	0.7
Deferred compensation plans	—	20.9	—	20.9
Total liability recurring fair value measurements	—	21.6	—	21.6
Financial instruments not carried at fair value
Total debt	—	1,485.2	—	1,485.2
Total financial instruments not carried at fair value	$—	$1,485.2	$—	$1,485.2

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

•
Debt – These instruments are recorded at cost and include senior notes maturing through 2027. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2018 are the same as those used at December 31, 2017. There have been no significant transfers between Level 1 and Level 2 categories.

Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2017	95.1
Shares issued under incentive plans, net	0.3
Repurchase of ordinary shares	(0.4)
June 30, 2018	95.0
During the six months ended June 30, 2018, the Company paid $30.0 million to repurchase 0.4 million ordinary shares on the open market under a share repurchase authorization previously approved by its Board of Directors.
The components of Equity for the six months ended June 30, 2018 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$401.6	$3.9	$405.5
Net earnings	186.1	0.3	186.4
Currency translation	(29.3)	(1.3)	(30.6)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	3.4	—	3.4
Total comprehensive income (loss)	163.0	(1.0)	162.0
Share-based compensation	11.3	—	11.3
Dividends to noncontrolling interests	—	(0.2)	(0.2)
Dividends to ordinary shareholders	(39.9)	—	(39.9)
Repurchase of ordinary shares	(30.0)	—	(30.0)
Balance at June 30, 2018	$506.0	$2.7	$508.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2017 were as follows:

In millions	Allegion plc shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$113.3	$3.1	$116.4
Net earnings	173.9	0.6	174.5
Currency translation	63.5	0.6	64.1
Change in value of derivatives qualifying as cash flow hedges, net of tax	(1.5)	—	(1.5)
Pension and OPEB adjustments, net of tax	(2.3)	—	(2.3)
Total comprehensive income	233.6	1.2	234.8
Cumulative effect of change in accounting principle	(5.0)	—	(5.0)
Share-based compensation	9.0	—	9.0
Dividends to noncontrolling interests	—	(0.1)	(0.1)
Dividends to ordinary shareholders	(30.4)	—	(30.4)
Repurchase of ordinary shares	(60.0)	—	(60.0)
Shares issued under incentive plans, net	4.8	—	4.8
Other	—	(0.1)	(0.1)
Balance at June 30, 2017	$265.3	$4.1	$269.4
Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2018 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2017	$3.8	$(107.6)	$(49.1)	$(152.9)
Other comprehensive income (loss) before reclassifications	4.8	1.6	(29.3)	(22.9)
Amounts reclassified from accumulated other comprehensive loss(a)	(1.0)	2.1	—	1.1
Tax expense	(0.9)	(0.3)	—	(1.2)
June 30, 2018	$6.7	$(104.2)	$(78.4)	$(175.9)

(a)
Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and OPEB items and non-hedged foreign currency items are recorded in Other income, net.

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)
Other comprehensive income (loss) before reclassifications	0.9	(4.1)	63.5	60.3
Amounts reclassified from accumulated other comprehensive loss(a)	(3.0)	2.5	—	(0.5)
Tax benefit (expense)	0.6	(0.6)	—	—
June 30, 2017	$1.9	$(122.7)	$(83.7)	$(204.5)

(a)
Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

comprehensive loss and recognized into Net earnings related to pension and OPEB items and non-hedged foreign currency items are recorded in Other income, net.

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Stock options	$1.3	$0.8	$2.9	$2.0
RSUs	2.4	1.8	5.5	4.2
PSUs	1.3	1.4	3.1	3.1
Deferred compensation	0.5	0.6	0.6	1.4
Pre-tax expense	5.5	4.6	12.1	10.7
Tax benefit	(0.4)	(1.5)	(0.9)	(3.5)
After-tax expense	$5.1	$3.1	$11.2	$7.2

Stock Options/RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2018		2017
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	160,614	$21.29	165,113	$18.22
RSUs	108,180	$85.26	107,423	$72.46

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2018, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

Note 13 – Restructuring Activities

During the three months ended June 30, 2018 and 2017, the Company incurred costs of $0.7 million and $0.3 million, respectively, associated with restructuring activities. During the six months ended June 30, 2018 and 2017, the Company incurred costs of $1.4 million and $1.1 million, respectively, associated with restructuring activities. These charges are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the six months ended June 30, 2018 were as follows:

In millions	Total
December 31, 2017	$4.2
Additions, net of reversals	1.4
Cash and non-cash uses	(4.2)
Currency translation	—
June 30, 2018	$1.4

Costs accrued as of June 30, 2018 are expected to be paid within one year.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 14 – Other Income, Net
The components of Other income, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Interest income	$(0.1)	$(0.2)	$(0.3)	$(0.3)
Foreign currency exchange (gain) loss	(0.6)	0.4	(0.2)	0.5
Earnings from and gains on the sale of equity investments	(0.1)	(5.2)	(0.1)	(4.6)
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.8)	0.9	(1.6)	1.6
Other	—	(0.2)	0.2	(0.2)
Other income, net	$(1.6)	$(4.3)	$(2.0)	$(3.0)

Other income, net for the three and six months ended June 30, 2018 was primarily related to Foreign currency exchange gains and Net periodic pension and postretirement benefit income, less service cost.

Other income, net for the three and six months ended June 30, 2017 was primarily related to a gain of $4.9 million from the sale of an equity method investment, which was partially offset by Net periodic pension and postretirement benefit cost, less service cost.

Note 15 – Income Taxes

The effective income tax rates for the three months ended June 30, 2018 and 2017 were 13.4% and 14.1%, respectively. The decrease in the effective tax rate compared to 2017 is primarily due to the favorable impact of the Tax Reform Act and changes in taxes accrued on unremitted earnings, which is partially offset by an unfavorable year over year change in the recognition of both uncertain tax positions and valuation allowances.

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 14.4% and 15.1%, respectively. The decrease in the effective tax rate compared to 2017 is primarily due to the favorable impact of the Tax Reform Act and changes in taxes accrued on unremitted earnings, which is partially offset by an unfavorable year over year change in the recognition of both uncertain tax positions and valuation allowances.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Weighted-average number of basic shares	95.0	95.2	95.1	95.3
Shares issuable under incentive stock plans	0.6	0.7	0.6	0.7
Weighted-average number of diluted shares	95.6	95.9	95.7	96.0

At June 30, 2018, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 17 – Net Revenues
Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. Generally, this occurs when control of a product or service transfers to a customer. Transfer of control typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Persuasive evidence of a sales arrangement and fixed or determinable price are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties. If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable. At the point of sale, the existence of an enforceable claim that requires payment within a reasonable amount of time is validated and the collectability of that claim is assessed. If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received. Service and installation revenues are recognized when earned. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order. In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services is less than one year. The Company’s payment terms are generally consistent with the industries in which their businesses operate.

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

Net revenues for tangible product sales and services by business segment for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30, 2018				Six months ended June 30, 2018
in millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$526.8	$143.3	$30.1	$700.2	$965.8	$290.1	$53.9	$1,309.8
Services	—	4.5	—	4.5	—	8.0	—	8.0
Total Net Revenues	$526.8	$147.8	$30.1	$704.7	$965.8	$298.1	$53.9	$1,317.8

	Three months ended June 30, 2017(a)				Six months ended June 30, 2017(a)
in millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$468.6	$124.8	$29.2	$622.6	$876.2	$239.6	$52.0	$1,167.8
Services	—	4.4	—	4.4	—	8.0	—	8.0
Total Net Revenues	$468.6	$129.2	$29.2	$627.0	$876.2	$247.6	$52.0	$1,175.8

(a)
The Company adopted ASU 2014-09 and related updates as of January 1, 2018 on a modified retrospective basis, and as such, amounts presented for the three and six months ended June 30, 2017 are based on ASC 605.

Tangible product sales are recognized at a point in time at which transfer of control has occurred. Service revenues are recognized over time using a time-based output method applied over the contract term beginning on the date that the service or installation is either provided or made available to the customer. We used the practical expedients to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less and for contracts where we have the right to invoice for performance completed to date. As of June 30, 2018, the contract liability associated with contract revenue is not material. As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

The Company does offer various sales incentive programs to customers, dealers, and distributors that do not preclude revenue recognition, but do require an accrual for the best estimate of expected activity. These items are accrued for over time based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. During the three and six months ended June 30, 2018, no adjustments related to performance obligations satisfied in previous periods were recorded. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. The Company also offers a standard warranty with most product sales and the value of such warranty is included in the contractual price. The corresponding cost of the warranty obligation is accrued as a liability (see Note 19).

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2018	2017	2018	2017
Net revenues
Americas	$526.8	$468.6	$965.8	$876.2
EMEIA	147.8	129.2	298.1	247.6
Asia Pacific	30.1	29.2	53.9	52.0
Total	$704.7	$627.0	$1,317.8	$1,175.8
Segment operating income (loss)
Americas	$152.0	$141.6	$261.7	$250.4
EMEIA	11.2	8.1	19.7	14.5
Asia Pacific	0.8	2.3	(0.7)	2.9
Total	164.0	152.0	280.7	267.8
Reconciliation to Operating income
Unallocated corporate expense	(20.6)	(17.0)	(38.6)	(33.3)
Operating income	143.4	135.0	242.1	234.5
Reconciliation to earnings before income taxes
Interest expense	13.4	16.1	26.3	32.0
Other income, net	(1.6)	(4.3)	(2.0)	(3.0)
Earnings before income taxes	$131.6	$123.2	$217.8	$205.5

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended June 30, 2018 and 2017, the Company recorded $0.6 million and $0.7 million of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. During the six months ended June 30, 2018 and 2017, the Company recorded $1.3 million and $1.5 million of expenses for environmental remediation at sites presently or formerly owned or leased by the Company.

As of June 30, 2018 and December 31, 2017, the Company has recorded reserves for environmental matters of $25.9 million and $28.9 million, respectively. The total reserve at June 30, 2018 and December 31, 2017, included $7.6 million and $8.9 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2018 and December 31, 2017 was $7.3 million and $12.6 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2018	2017
Balance at beginning of period	$14.1	$13.3
Reductions for payments	(3.7)	(3.4)
Accruals for warranties issued during the current period	4.1	3.9
Changes to accruals related to preexisting warranties	—	(0.3)
Acquisitions	0.4	—
Translation	(0.1)	0.3
Balance at end of period	$14.8	$13.8

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities.

Note 20 – Guarantor Financial Information

Allegion US Holding Company, Inc. ("Allegion US Hold Co") is the issuer of the 3.200% and 3.550% Senior Notes. Allegion plc is the guarantor of the 3.200% and 3.550% Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, Allegion plc, whom is the guarantor, are not required to be filed with the SEC as the subsidiary debt issuer is directly or indirectly 100% owned by the Parent, whom is the guarantor, and the guarantees are full and unconditional and joint and several.

During the six months ended June 30, 2018, an entity previously presented in the "Other Subsidiaries" column merged with Allegion US Hold Co. The entity merged with Allegion US Hold Co primarily includes intercompany investments and related equity; there is no material statement of comprehensive income or cash flow activity related to this entity. As a result, the following condensed and consolidated financial information presented below as of December 31, 2017, and for the three and six months ended June 30, 2017 has been updated to reflect this new structure.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$704.7	$—	$704.7
Cost of goods sold	—	—	399.1	—	399.1
Selling and administrative expenses	2.2	—	160.0	—	162.2
Operating income (loss)	(2.2)	—	145.6	—	143.4
Equity earnings (loss) in affiliates, net of tax	123.0	43.3	0.1	(166.4)	—
Interest expense	6.9	6.3	0.2	—	13.4
Intercompany interest and fees	—	26.4	(26.4)	—	—
Other income, net	—	—	(1.6)	—	(1.6)
Earnings (loss) before income taxes	113.9	10.6	173.5	(166.4)	131.6
Provision (benefit) for income taxes	—	(4.1)	21.7	—	17.6
Net earnings (loss)	113.9	14.7	151.8	(166.4)	114.0
Less: Net loss attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$113.9	$14.7	$151.7	$(166.4)	$113.9

Total comprehensive income (loss)	$64.7	$14.9	$94.4	$(111.5)	$62.5
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(2.2)	—	(2.2)
Total comprehensive income (loss) attributable to Allegion plc	$64.7	$14.9	$96.6	$(111.5)	$64.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,317.8	$—	$1,317.8
Cost of goods sold	—	—	754.4	—	754.4
Selling and administrative expenses	3.3	—	318.0	—	321.3
Operating income (loss)	(3.3)	—	245.4	—	242.1
Equity earnings (loss) in affiliates, net of tax	202.4	73.2	0.1	(275.7)	—
Interest expense	13.0	13.1	0.2	—	26.3
Intercompany interest and fees	—	51.9	(51.9)	—	—
Other (income) expense, net	—	—	(2.0)	—	(2.0)
Earnings (loss) before income taxes	186.1	8.2	299.2	(275.7)	217.8
Provision (benefit) for income taxes	—	(12.3)	43.7	—	31.4
Net earnings (loss)	186.1	20.5	255.5	(275.7)	186.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$186.1	$20.5	$255.2	$(275.7)	$186.1

Total comprehensive income (loss)	$163.0	$22.6	$223.3	$(246.9)	$162.0
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Total comprehensive income (loss) attributable to Allegion plc	$163.0	$22.6	$224.3	$(246.9)	$163.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$627.0	$—	$627.0
Cost of goods sold	—	—	345.7	—	345.7
Selling and administrative expenses	1.4	—	144.9	—	146.3
Operating income (loss)	(1.4)	—	136.4	—	135.0
Equity earnings (loss) in affiliates, net of tax	118.0	51.6	—	(169.6)	—
Interest expense	11.1	4.7	0.3	—	16.1
Intercompany interest and fees	—	27.1	(27.1)	—	—
Other (income) expense, net	—	—	(4.3)	—	(4.3)
Earnings (loss) before income taxes	105.5	19.8	167.5	(169.6)	123.2
Provision (benefit) for income taxes	—	(12.3)	29.7	—	17.4
Net earnings (loss)	105.5	32.1	137.8	(169.6)	105.8
Less: Net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$105.5	$32.1	$137.5	$(169.6)	$105.5

Total comprehensive income (loss)	$152.4	$30.9	$186.1	$(216.3)	$153.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.7	—	0.7
Total comprehensive income (loss) attributable to Allegion plc	$152.4	$30.9	$185.4	$(216.3)	$152.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$1,175.8	$—	$1,175.8
Cost of goods sold	—	—	653.3	—	653.3
Selling and administrative expenses	2.6	—	285.4	—	288.0
Operating income (loss)	(2.6)	—	237.1	—	234.5
Equity earnings (loss) in affiliates, net of tax	198.6	70.6	—	(269.2)	—
Interest expense	22.1	9.5	0.4	—	32.0
Intercompany interest and fees	—	54.1	(54.1)	—	—
Other (income) expense, net	—	—	(3.0)	—	(3.0)
Earnings (loss) before income taxes	173.9	7.0	293.8	(269.2)	205.5
Provision (benefit) for income taxes	—	(24.5)	55.5	—	31.0
Net earnings (loss)	173.9	31.5	238.3	(269.2)	174.5
Less: Net earnings attributable to noncontrolling interests	—	—	0.6	—	0.6
Net earnings (loss) attributable to Allegion plc	$173.9	$31.5	$237.7	$(269.2)	$173.9

Total comprehensive income (loss)	$233.6	$30.7	$299.7	$(329.2)	$234.8
Less: Total comprehensive income attributable to noncontrolling interests	—	—	1.2	—	1.2
Total comprehensive income (loss) attributable to Allegion plc	$233.6	$30.7	$298.5	$(329.2)	$233.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$0.7	$0.6	$188.3	$—	$189.6
Accounts and notes receivable, net	—	—	366.0	—	366.0
Inventories	—	—	265.4	—	265.4
Other current assets	1.0	12.3	23.7	(5.5)	31.5
Accounts and notes receivable affiliates	—	460.2	311.6	(771.8)	—
Total current assets	1.7	473.1	1,155.0	(777.3)	852.5
Investment in affiliates	1,145.6	559.5	—	(1,705.1)	—
Property, plant and equipment, net	—	—	272.5	—	272.5
Goodwill and other intangible assets, net	—	—	1,373.4	—	1,373.4
Notes receivable affiliates	25.1	1,517.2	2,613.8	(4,156.1)	—
Other noncurrent assets	4.6	20.7	108.0	—	133.3
Total assets	$1,177.0	$2,570.5	$5,522.7	$(6,638.5)	$2,631.7
Current liabilities:
Accounts payable and accruals	$2.2	$6.7	$434.5	$(5.5)	$437.9
Short-term borrowings and current maturities of long-term debt	35.0	—	0.2	—	35.2
Accounts and notes payable affiliates	0.1	311.5	460.2	(771.8)	—
Total current liabilities	37.3	318.2	894.9	(777.3)	473.1
Long-term debt	632.6	792.3	1.0	—	1,425.9
Notes payable affiliate	—	2,613.8	1,542.3	(4,156.1)	—
Other noncurrent liabilities	1.1	—	222.9	—	224.0
Total liabilities	671.0	3,724.3	2,661.1	(4,933.4)	2,123.0
Equity:
Total shareholders equity (deficit)	506.0	(1,153.8)	2,858.9	(1,705.1)	506.0
Noncontrolling interests	—	—	2.7	—	2.7
Total equity (deficit)	506.0	(1,153.8)	2,861.6	(1,705.1)	508.7
Total liabilities and equity	$1,177.0	$2,570.5	$5,522.7	$(6,638.5)	$2,631.7

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$108.9	$(62.3)	$246.0	$(173.9)	$118.7
Cash flows from investing activities:
Capital expenditures	—	—	(20.9)	—	(20.9)
Acquisition of and equity investments in businesses, net of cash acquired	—	(233.3)	(47.2)	—	(280.5)
Other investing activities, net	—	—	0.1	—	0.1
Net cash used in investing activities	—	(233.3)	(68.0)	—	(301.3)
Cash flows from financing activities:
Debt repayments, net	(17.5)	—	(0.9)	—	(18.4)
Net inter-company proceeds (payments)	(21.7)	295.9	(274.2)	—	—
Dividends paid	—	—	(173.9)	173.9	—
Dividends paid to shareholders	(39.7)	—	—	—	(39.7)
Repurchase of ordinary shares	(30.0)	—	—	—	(30.0)
Other financing activities, net	—	—	(2.3)	—	(2.3)
Net cash (used in) provided by financing activities	(108.9)	295.9	(451.3)	173.9	(90.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents	—	0.3	(276.9)	—	(276.6)
Cash and cash equivalents - beginning of period	0.7	0.3	465.2	—	466.2
Cash and cash equivalents - end of period	$0.7	$0.6	$188.3	$—	$189.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$59.3	$124.4	$69.9	$(189.6)	$64.0
Cash flows from investing activities:
Capital expenditures	—	—	(21.4)	—	(21.4)
Acquisition of businesses, net of cash acquired	—	—	(20.8)	—	(20.8)
Proceeds from sales and maturities of marketable securities	—	—	15.2	—	15.2
Other investing activities, net	—	—	1.1	—	1.1
Net cash used in investing activities	—	—	(25.9)	—	(25.9)
Cash flows from financing activities:
Debt repayments, net	(23.5)	0.1	(1.4)	—	(24.8)
Net inter-company proceeds (payments)	50.9	(19.0)	(31.9)	—	—
Dividends paid	—	(105.5)	(84.1)	189.6	—
Dividends paid to shareholders	(30.4)	—	—	—	(30.4)
Repurchase of ordinary shares	(60.0)	—	—	—	(60.0)
Other financing activities, net	4.9	—	(0.2)	—	4.7
Net cash (used in) provided by financing activities	(58.1)	(124.4)	(117.6)	189.6	(110.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.5	—	5.5
Net increase (decrease) in cash and cash equivalents	1.2	—	(68.1)	—	(66.9)
Cash and cash equivalents - beginning of period	0.5	0.2	311.7	—	312.4
Cash and cash equivalents - end of period	$1.7	$0.2	$243.6	$—	$245.5

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

Recent Developments

2018 Acquisitions

During and subsequent to the six months ended June 30, 2018, we completed six acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018

TGP provides fire-rated architectural glass and framing solutions for commercial buildings, as well as non-fire rated architectural glass and framing, including channel glass systems and curtain walls throughout the United States, Canada, and select markets in the Middle East. TGP has been integrated into our Americas and EMEIA segments.

We acquired 100% of the machinery, equipment, and intellectual property of a division of Hammond. The assets acquired have been integrated into our existing production facilities and are specific to our Schlage-branded products.

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

Door and Access Systems, based in Australia, includes the brands Gainsborough Hardware, the market-leading residential door hardware brand in Australia, and API Locksmiths, which serves the Australian market with its keying, installation and access control services. Door and Access Systems will be integrated into our Asia Pacific segment.

ISONAS designs and manufactures edge-computing technology that produces Power over Ethernet access control solutions for non-residential end-markets. ISONAS will be integrated into our Americas segment.

2018 Dividends

Through June 30, 2018, we paid dividends of $0.42 per ordinary share to shareholders.

Share repurchases

During the first six months of 2018, we repurchased approximately 0.4 million shares for approximately $30.0 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2018	% of revenues	2017	% of revenues
Net revenues	$704.7		$627.0
Cost of goods sold	399.1	56.6%	345.7	55.1%
Selling and administrative expenses	162.2	23.0%	146.3	23.3%
Operating income	143.4	20.3%	135.0	21.5%
Interest expense	13.4		16.1
Other income, net	(1.6)		(4.3)
Earnings before income taxes	131.6		123.2
Provision for income taxes	17.6		17.4
Net earnings	114.0		105.8
Less: Net earnings attributable to noncontrolling interests	0.1		0.3
Net earnings attributable to Allegion plc	$113.9		$105.5
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.19		$1.10
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2018 increased by 12.4%, or $77.7 million, compared with the same period in 2017, which resulted from the following:

Pricing	1.3%
Volume	3.9%
Acquisitions	5.4%
Currency exchange rates	1.8%
Total	12.4%
The increase in Net revenues was primarily driven by higher volumes, improved pricing, acquisitions during the current year, and favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the three months ended June 30, 2018 increased $8.4 million compared to the same period in 2017 and operating margin for the three months ended June 30, 2018 decreased to 20.3% from 21.5% for the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$135.0	21.5%
Inflation in excess of pricing and productivity	(0.8)	(0.4)%
Volume / product mix	12.2	1.1%
Restructuring / acquisition expenses	(1.5)	(0.2)%
Currency exchange rates	2.5	—%
Investment spending	(4.3)	(0.7)%
Acquisitions	0.3	(1.0)%
June 30, 2018	$143.4	20.3%

Operating income increased primarily due to favorable volume/product mix, foreign currency exchange rate movements and acquisitions during the current year. These increases were partially offset by inflation in excess of pricing and productivity, restructuring and acquisition expenses, and increased investment spending.
Operating margin decreased primarily due to inflation in excess of pricing and productivity, restructuring and acquisition expenses, increased investment spending, and acquisitions during the current year. These decreases were partially offset by favorable volume/product mix.
Interest Expense
Interest expense for the three months ended June 30, 2018 decreased $2.7 million compared with the same period in 2017 primarily due to lower interest rates on our outstanding indebtedness due to the refinancing of our Credit Facilities, issuance of two new senior notes and redemption of two previously outstanding senior notes in the third and fourth quarters of 2017.
Other Income, Net
The components of Other income, net for the three months ended June 30, 2018 and 2017 were as follows:

In millions	2018	2017
Interest income	$(0.1)	$(0.2)
Foreign currency exchange (gain) loss	(0.6)	0.4
Earnings from and gains on the sale of equity investments	(0.1)	(5.2)
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.8)	0.9
Other	—	(0.2)
Other income, net	$(1.6)	$(4.3)

Other income, net for the three months ended June 30, 2018 was lower by $2.7 million compared to the same period in 2017, due to a gain of $4.9 million from the sale of an equity method investment during the three months ended June 30, 2017 that did not recur during the current year. This decrease was partially offset by Net periodic pension and postretirement benefit income, less service cost of $0.8 million for the three months ended June 30, 2018, compared to Net periodic pension and postretirement benefit cost, less service cost of $0.9 million for the same period of 2017.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2018 and 2017 were 13.4% and 14.1%, respectively. The decrease in the effective tax rate compared to 2017 is primarily due to the favorable impact of the Tax Reform Act and changes in taxes accrued on unremitted earnings, which is partially offset by an unfavorable year over year change in the recognition of both uncertain tax positions and valuation allowances.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2018	% of revenues	2017	% of revenues
Net revenues	$1,317.8		$1,175.8
Cost of goods sold	754.4	57.2%	653.3	55.6%
Selling and administrative expenses	321.3	24.4%	288.0	24.5%
Operating income	242.1	18.4%	234.5	19.9%
Interest expense	26.3		32.0
Other income, net	(2.0)		(3.0)
Earnings before income taxes	217.8		205.5
Provision for income taxes	31.4		31.0
Net earnings	186.4		174.5
Less: Net earnings attributable to noncontrolling interests	0.3		0.6
Net earnings attributable to Allegion plc	$186.1		$173.9
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.94		$1.81
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2018 increased by 12.1%, or $142.0 million, compared with the same period in 2017, which resulted from the following:

Pricing	1.3%
Volume	3.0%
Acquisitions	5.1%
Currency exchange rates	2.7%
Total	12.1%
The increase in Net revenues was primarily driven by higher volumes, improved pricing, acquisitions during the current year, and favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the six months ended June 30, 2018 increased $7.6 million compared to the same period in 2017 and operating margin for the six months ended June 30, 2018 decreased to 18.4% from 19.9% for the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$234.5	19.9%
Inflation in excess of pricing and productivity	(1.9)	(0.4)%
Volume / product mix	15.2	0.7%
Restructuring / acquisition expenses	(2.1)	(0.2)%
Currency exchange rates	4.5	(0.1)%
Investment spending	(8.0)	(0.6)%
Acquisitions	(0.1)	(0.9)%
June 30, 2018	$242.1	18.4%

Operating income increased primarily due to favorable volume/product mix and foreign currency exchange rate movements during the current year. These increases were partially offset by inflation in excess of pricing and productivity, restructuring and acquisition expenses, increased investment spending, and acquisitions during the current year.
Operating margin decreased primarily due to inflation in excess of pricing and productivity, restructuring and acquisition expenses, foreign currency exchange rate movements, increased investment spending, and acquisitions during the current year. These decreases were partially offset by favorable volume/product mix.
Interest Expense
Interest expense for the six months ended June 30, 2018 decreased $5.7 million compared with the same period in 2017 primarily due to lower interest rates on our outstanding indebtedness due to the refinancing of our Credit Facilities, issuance of two new senior notes and redemption of two previously outstanding senior notes in the third and fourth quarters of 2017.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2018 and 2017 were as follows:

In millions	2018	2017
Interest income	$(0.3)	$(0.3)
Foreign currency exchange (gain) loss	(0.2)	0.5
Earnings from and gains on the sale of equity investments	(0.1)	(4.6)
Net periodic pension and postretirement benefit (income) cost, less service cost	(1.6)	1.6
Other	0.2	(0.2)
Other income, net	$(2.0)	$(3.0)

Other income, net for the six months ended June 30, 2018 was lower by $1.0 million compared to the same period in 2017, due to a gain of $4.9 million from the sale of an equity method investment during the prior year that did not recur during the current year. This was partially offset by Net periodic pension and postretirement benefit income, less service cost of $1.6 million for the six months ended June 30, 2018, compared to Net periodic pension and postretirement benefit cost, less service cost of $1.6 million for the same period of 2017.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 14.4% and 15.1%, respectively. The decrease in the effective tax rate compared to 2017 is primarily due to the favorable impact of the Tax Reform Act and changes in taxes accrued on unremitted earnings, which is partially offset by an unfavorable year over year change in the recognition of both uncertain tax positions and valuation allowances.

Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEIA, and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and six months ended June 30

	Three months ended			Six months ended
in millions	2018	2017	% Change	2018	2017	% Change
Net revenues
Americas	$526.8	$468.6	12.4%	$965.8	$876.2	10.2%
EMEIA	147.8	129.2	14.4%	298.1	247.6	20.4%
Asia Pacific	30.1	29.2	3.1%	53.9	52.0	3.7%
Total	$704.7	$627.0		$1,317.8	$1,175.8

Segment operating income (loss)
Americas	$152.0	$141.6	7.3%	$261.7	$250.4	4.5%
EMEIA	11.2	8.1	38.3%	19.7	14.5	35.9%
Asia Pacific	0.8	2.3	(65.2)%	(0.7)	2.9	(124.1)%
Total	$164.0	$152.0		$280.7	$267.8

Segment operating margin
Americas	28.9%	30.2%		27.1%	28.6%
EMEIA	7.6%	6.3%		6.6%	5.9%
Asia Pacific	2.7%	7.9%		(1.3)%	5.6%

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

Net Revenues

Net revenues for the three months ended June 30, 2018 increased by 12.4%, or $58.2 million, compared to the same period in 2017 due to the following:

Pricing	1.4%
Volume	5.2%
Acquisitions	5.6%
Currency exchange rates	0.2%
Total	12.4%

The increase in Net revenues is primarily due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and acquisitions in the current year. Net revenues from non-residential products for the three months ended June 30, 2018 increased mid teens compared to the same period in the prior year, primarily driven by higher volumes, improved pricing, and acquisitions in the current year. Net revenues from residential products for the three months ended June 30, 2018 increased mid single digits compared to the same period in the prior year.

Net revenues for the six months ended June 30, 2018 increased by 10.2%, or $89.6 million, compared to the same period in 2017 due to the following:

Pricing	1.4%
Volume	3.4%
Acquisitions	5.2%
Currency exchange rates	0.2%
Total	10.2%

The increase in Net revenues is primarily due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and acquisitions in the current year. Net revenues from non-residential products for the six months ended June 30, 2018 increased low teens compared to the same period in the prior year, primarily driven by higher volumes, improved pricing, and acquisitions in the current year. Net revenues from residential products for the six months ended June 30, 2018 increased mid single digits compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2018 increased $10.4 million and segment operating margin decreased to 28.9% from 30.2% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$141.6	30.2%
Inflation in excess of pricing and productivity	(0.9)	(0.6)%
Volume / product mix	13.0	1.2%
Currency exchange rates	1.3	0.3%
Investment spending	(2.8)	(0.6)%
Acquisitions	—	(1.6)%
Restructuring / acquisition expenses	(0.2)	—%
June 30, 2018	$152.0	28.9%

Operating income increased due to favorable volume/product mix and favorable foreign currency exchange rate movements during the current year. These increases were partially offset by inflation in excess of pricing and productivity, increased investment spending and year-over-year changes in restructuring and acquisition expenses.

Operating margin decreased due to inflation in excess of pricing and productivity, increased investment spending and acquisitions during the current year. These decreases were partially offset by favorable volume/product mix and favorable foreign currency exchange rate movements.

Segment operating income for the six months ended June 30, 2018 increased $11.3 million and segment operating margin decreased to 27.1% from 28.6% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$250.4	28.6%
Pricing and productivity in excess of inflation	2.0	(0.2)%
Volume / product mix	14.3	0.7%
Currency exchange rates	1.1	0.1%
Investment spending	(4.3)	(0.5)%
Acquisitions	(0.9)	(1.5)%
Restructuring / acquisition expenses	(0.9)	(0.1)%
June 30, 2018	$261.7	27.1%

Operating income increased due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements during the current year. These increases were partially offset by increased investment spending, acquisitions during the current year and year-over-year changes in restructuring and acquisition expenses.

Operating margin decreased due to lower pricing improvements and productivity in excess of inflation, increased investment spending, acquisitions during the current year, and year-over-year changes in restructuring and acquisition expenses. These decreases were partially offset by favorable volume/product mix and favorable foreign currency exchange rate movements.

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

Net Revenues

Net revenues for the three months ended June 30, 2018 increased by 14.4%, or $18.6 million, compared to the same period in 2017 due to the following:

Pricing	1.3%
Volume	0.1%
Acquisitions	5.7%
Currency exchange rates	7.3%
Total	14.4%

The increase in Net revenues is primarily due to improved pricing, favorable foreign currency exchange rate movements and acquisitions in the current year.

Net revenues for the six months ended June 30, 2018 increased by 20.4%, or $50.5 million, compared to the same period in 2017 due to the following:

Pricing	1.4%
Volume	2.2%
Acquisitions	5.7%
Currency exchange rates	11.1%
Total	20.4%

The increase in Net revenues is primarily due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and acquisitions in the current year.

Operating income/margin

Segment operating income for the three months ended June 30, 2018 increased $3.1 million and segment operating margin increased to 7.6% from 6.3% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$8.1	6.3%
Pricing and productivity in excess of inflation	2.2	1.6%
Volume / product mix	0.4	0.3%
Currency exchange rates	1.2	0.4%
Investment spending	(0.9)	(0.7)%
Acquisitions	0.3	(0.2)%
Restructuring / acquisition expenses	(0.1)	(0.1)%
June 30, 2018	$11.2	7.6%

Operating income increased due to favorable volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements, and acquisitions during the current year. These increases were partially offset by increased investment spending and year-over-year changes in restructuring and acquisition expenses.

Operating margin increased due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and favorable foreign currency exchange rate movements. These increases were partially offset by increased investment spending, acquisitions during the current year and year-over-year changes in restructuring and acquisition expenses.

Segment operating income for the six months ended June 30, 2018 increased $5.2 million and segment operating margin increased to 6.6% from 5.9% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$14.5	5.9%
Inflation in excess of pricing and productivity	(0.1)	(0.2)%
Volume / product mix	2.4	0.8%
Currency exchange rates	3.5	0.7%
Investment spending	(2.4)	(1.0)%
Acquisitions	0.8	—%
Restructuring / acquisition expenses	1.0	0.4%
June 30, 2018	$19.7	6.6%

Operating income increased due to favorable volume/product mix, favorable foreign currency exchange rate movements, acquisitions during the current year, and year-over-year changes in restructuring and acquisition expenses. These increases were partially offset by inflation in excess of pricing and productivity and increased investment spending.

Operating margin increased due to favorable volume/product mix, favorable foreign currency exchange rate movements and year-over-year changes in restructuring and acquisition expenses. These increases were partially offset by inflation in excess of pricing and productivity and increased investment spending.

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

Net Revenues

Net revenues for the three months ended June 30, 2018 increased by 3.1%, or $0.9 million, compared to the same period in 2017 due to the following:

Pricing	(0.1)%
Volume	0.8%
Currency exchange rates	2.4%
Total	3.1%

The increase in Net revenues was primarily due to higher volumes and favorable foreign currency exchange rate movements. These increases were partially offset by slightly lower pricing.

Net revenues for the six months ended June 30, 2018 increased by 3.7%, or $1.9 million, compared to the same period in 2017 due to the following:

Pricing	0.1%
Volume	0.4%
Currency exchange rates	3.2%
Total	3.7%

The increase in Net revenues was primarily due to higher volumes, improved pricing and favorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the three months ended June 30, 2018 decreased $1.5 million and segment operating margin decreased to 2.7% from 7.9% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$2.3	7.9%
Volume / product mix	(1.1)	(3.8)%
Currency exchange rates	(0.1)	(0.2)%
Investment spending	(0.3)	(1.2)%
June 30, 2018	$0.8	2.7%

The decreases were related to unfavorable volume/product mix, foreign currency exchange rate movements and increased investment spending.

Segment operating income for the six months ended June 30, 2018 decreased $3.6 million and segment operating margin decreased to (1.3)% from 5.6% compared to the same period in 2017 due to the following:

in millions	Operating Income	Operating Margin
June 30, 2017	$2.9	5.6%
Inflation in excess of pricing and productivity	(0.6)	(1.3)%
Volume / product mix	(1.5)	(2.9)%
Currency exchange rates	(0.2)	(0.4)%
Investment spending	(0.7)	(1.3)%
Restructuring expenses	(0.6)	(1.0)%
June 30, 2018	$(0.7)	(1.3)%

The decreases were related to inflation in excess of pricing and productivity, unfavorable volume/product mix, foreign currency exchange rate movements, increased investment spending and year-over-year changes in restructuring expenses.

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

In millions	2018	2017
Net cash provided by operating activities	$118.7	$64.0
Net cash used in investing activities	(301.3)	(25.9)
Net cash used in financing activities	(90.4)	(110.5)
Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 increased $54.7 million compared to the same period in 2017. This increase in net cash provided by operating activities for the six months ended June 30, 2018 was primarily due to a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan in 2017 and higher Net earnings in the six months ended June 30, 2018, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 increased $275.4 million compared to the same period in 2017. The increase in net cash used in investing activities is primarily due to $272.5 million of cash payments related to acquisitions and $8.0 million of investments in unconsolidated entities during the six months ended June 30, 2018, compared to just $20.8 million for an acquisition during the same period in 2017. Additionally contributing to the increase in cash used in investing activities was the sale of an equity investment during the six months ended June 30, 2017, which resulted in an investing cash inflow of $15.2 million that did not recur in the current year.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2018 decreased $20.1 million compared to the same period in 2017. The decrease in cash used in financing activities is primarily due to $30.0 million less used to repurchase shares during the six months ended June 30, 2018 compared to the same period in 2017. This decrease is partially offset by an increase in dividend payments of $9.3 million during the six months ended June 30, 2018 compared to the same period in 2017.

Capitalization

Borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2018	December 31, 2017
Term Facility	$673.8	$691.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	1.2	1.0
Total borrowings outstanding	1,475.0	1,492.3
Less discounts and debt issuance costs, net	(13.9)	(15.0)
Total debt	1,461.1	1,477.3
Less current portion of long-term debt	35.2	35.0
Total long-term debt	$1,425.9	$1,442.3

As of June 30, 2018, we have a Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2018, we had $0.0 million of borrowings outstanding on the Revolving Facility, and we had $17.2 million of letters of credit outstanding. In July 2018, the Company drew approximately $75 million on the Revolving Facility as part of the financing of two acquisitions completed subsequent to June 30, 2018.

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

As of June 30, 2018, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management believes there have been no significant changes during the six months ended June 30, 2018, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the second quarter of 2018. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly

Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
April 1 - April 30	—	—	—	$409,999
May 1 - May 31	—	—	—	409,999
June1 - June 30	—	—	—	409,999
Total	—	—	—	$409,999

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statement of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 26, 2018	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 26, 2018	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer