Form 10-Q
period 2019-03-31
Allegion plc
filed 2019-04-25
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Allegion plc as of April 22, 2019 was 93,945,706.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2019	2018
Net revenues	$655.0	$613.1
Cost of goods sold	378.1	355.3
Selling and administrative expenses	168.9	159.1
Operating income	108.0	98.7
Interest expense	13.7	12.9
Other income, net	(1.1)	(0.4)
Earnings before income taxes	95.4	86.2
Provision for income taxes	15.1	13.8
Net earnings	80.3	72.4
Less: Net earnings attributable to noncontrolling interests	0.1	0.2
Net earnings attributable to Allegion plc	$80.2	$72.2
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$0.85	$0.76
Diluted net earnings	$0.84	$0.75
Weighted-average shares outstanding
Basic	94.5	95.1
Diluted	95.1	95.8

Total comprehensive income	$65.6	$99.5
Less: Total comprehensive income attributable to noncontrolling interests	0.7	1.2
Total comprehensive income attributable to Allegion plc	$64.9	$98.3
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$153.8	$283.8
Restricted cash	6.8	6.8
Accounts and notes receivable, net	359.6	324.9
Inventories	296.8	280.3
Other current assets	33.2	35.8
Total current assets	850.2	931.6
Property, plant and equipment, net	275.1	276.7
Goodwill	878.7	883.0
Intangible assets, net	536.3	547.1
Other noncurrent assets	260.5	171.8
Total assets	$2,800.8	$2,810.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198.3	$235.0
Accrued expenses and other current liabilities	252.0	250.5
Short-term borrowings and current maturities of long-term debt	35.1	35.3
Total current liabilities	485.4	520.8
Long-term debt	1,401.3	1,409.5
Other noncurrent liabilities	276.7	225.9
Total liabilities	2,163.4	2,156.2
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (94,091,584 and 94,637,450 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	871.6	873.6
Accumulated other comprehensive loss	(238.8)	(223.5)
Total Allegion plc shareholders’ equity	633.7	651.0
Noncontrolling interests	3.7	3.0
Total equity	637.4	654.0
Total liabilities and equity	$2,800.8	$2,810.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2019	2018
Cash flows from operating activities:
Net earnings	$80.3	$72.4
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	20.7	22.5
Changes in assets and liabilities and other non-cash items	(113.6)	(105.0)
Net cash used in operating activities	(12.6)	(10.1)
Cash flows from investing activities:
Capital expenditures	(12.3)	(8.7)
Acquisition of and equity investments in businesses, net of cash acquired	(4.6)	(276.3)
Other investing activities, net	(0.8)	0.1
Net cash used in investing activities	(17.7)	(284.9)
Cash flows from financing activities:
Payments of short-term borrowings	(0.2)	—
Proceeds from revolving facility	—	40.0
Payments of other long-term debt	(8.8)	(8.8)
Debt (repayments) proceeds, net	(9.0)	31.2
Dividends paid to ordinary shareholders	(25.2)	(19.7)
Repurchase of ordinary shares	(63.8)	(30.0)
Other financing activities, net	(1.2)	(2.4)
Net cash used in financing activities	(99.2)	(20.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	1.5
Net decrease in cash, cash equivalents and restricted cash	(130.0)	(314.4)
Cash, cash equivalents and restricted cash - beginning of period	290.6	466.2
Cash, cash equivalents and restricted cash - end of period	$160.6	$151.8
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases. In general, for lease arrangements of a twelve-month term or greater, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of comprehensive income will reflect lease expense for operating leases and amortization/interest expense for financing leases. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)", which provided narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provided an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which exempts entities from having to provide certain interim disclosures in the fiscal year of adoption of ASU 2016-02 and its related standards. These ASUs (collectively “ASC 842”) were effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Accordingly, the Company adopted ASC 842 on January 1, 2019, utilizing the transition method allowed per ASU 2018-11. Comparative period financial information has not been adjusted for the effects of adopting ASC 842, and no cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date.

The Company has also made updates to its systems, policies and internal controls over financial reporting related to the adoption of ASC 842 on January 1, 2019. See Note 9 to the Condensed and Consolidated Financial Statements for further information and expanded disclosure related to the Company's lease portfolio.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. These ASUs will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 and ASU 2018-19 will have on the Condensed and Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2018-15 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	March 31, 2019	December 31, 2018
Raw materials	$124.7	$117.2
Work-in-process	36.8	34.4
Finished goods	135.3	128.7
Total	$296.8	$280.3

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2018 (gross)	$486.1	$767.1	$115.3	$1,368.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2018 (net)	486.1	288.5	108.4	883.0
Acquisitions and adjustments(a)	0.7	3.7	(4.4)	—
Currency translation	0.1	(5.6)	1.2	(4.3)
March 31, 2019 (net)	$486.9	$286.6	$105.2	$878.7

(a)
In 2019, the Company made reclassifications to goodwill across all segments related to a change in how revenue is managed for a specific immaterial product line where revenue previously managed in the Asia Pacific segment is now being managed in the Americas and EMEIA segments.

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2019			December 31, 2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.0	$(15.3)	$43.7	$59.4	$(14.2)	$45.2
Customer relationships	413.2	(92.0)	321.2	419.3	(88.5)	330.8
Trade names (finite-lived)	83.0	(47.2)	35.8	84.9	(47.4)	37.5
Other	12.9	(6.8)	6.1	9.5	(6.5)	3.0
Total finite-lived intangible assets	568.1	$(161.3)	406.8	573.1	$(156.6)	416.5
Trade names (indefinite-lived)	129.5		129.5	130.6		130.6
Total	$697.6		$536.3	$703.7		$547.1

Intangible asset amortization expense was $7.9 million and $10.1 million for the three months ended March 31, 2019 and 2018, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $29.5 million for full year 2019, $28.8 million for 2020, $28.8 million for 2021, $28.8 million for 2022 and $28.7 million for 2023.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 6 - ACQUISITIONS

2018

In 2018, the Company completed six acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018
Total cash paid for these acquisitions was approximately $373 million (net of cash acquired), including $4.6 million in the three months ended March 31, 2019. These acquisitions were accounted for as business combinations. The allocation of the aggregate purchase price to assets acquired and liabilities assumed is complete as of March 31, 2019, for the Company's acquisitions of TGP, Hammond, QMI, AD Systems and ISONAS; however, such allocation is still preliminary as of March 31, 2019, for the acquisition of Door and Access Systems pending completion of final tax balances.

The preliminary allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions listed above is as follows:

In millions
Accounts receivable, net	$28.9
Inventories	28.5
Other current assets	1.3
Property, plant and equipment, net	27.6
Goodwill	141.8
Intangible assets, net	204.3
Other noncurrent assets	—
Accounts payable	(11.1)
Accrued expenses and other current liabilities	(35.7)
Other noncurrent liabilities	(11.1)
Total	$374.5
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

The following unaudited pro forma financial information for the three months ended March 31, 2018, reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2017:

In millions	2018
Net revenues	$635.9
Net earnings attributable to Allegion plc	$75.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisitions that would have been incurred assuming the acquisitions had occurred on January 1, 2017. Adjustments to historical financial information include removal of backlog revenue acquired as well as acquisition and integration costs incurred related to these acquisitions, partially offset by incremental amortization of intangible assets.

During the three months ended March 31, 2019 and 2018, the Company incurred $1.0 million and $2.0 million, respectively, of acquisition and integration related expenses. These expenses are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

In 2018, the Company also made $8 million of equity method investments in three entities, Yonomi Inc., a U.S. based mobile application and cloud platform provider for connected living, Nuki GmbH, a European retrofit residential smart lock innovator, and Conneqtech, a European based IoT platform developer specializing in connected mobility and tracking features for bicycles and healthcare.

NOTE 7 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2019	December 31, 2018
Term Facility	$647.5	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	0.9	1.2
Total borrowings outstanding	1,448.4	1,457.5
Less discounts and debt issuance costs, net	(12.0)	(12.7)
Total debt	1,436.4	1,444.8
Less current portion of long-term debt	35.1	35.3
Total long-term debt	$1,401.3	$1,409.5
Unsecured Credit Facilities

As of March 31, 2019, the Company has an unsecured Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Company repaid $8.8 million of principal on its Term Facility during the three months ended March 31, 2019.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2019, there were no borrowings outstanding on the Revolving Facility and the Company had $17.1 million of letters of credit outstanding.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At March 31, 2019, the outstanding borrowings under the Credit Facilities accrue interest at

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 8).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of March 31, 2019, the Company was in compliance with all covenants.

Senior Notes

As of March 31, 2019, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

The Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

The weighted average interest rate for borrowings was 3.37% under the Credit Facilities (including the effect of interest rate swaps), 3.200% under the 3.200% Senior Notes and 3.550% under the 3.550% Senior Notes at March 31, 2019.

NOTE 8 - FINANCIAL INSTRUMENTS

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

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income (AOCI) and subsequently reclassified into Net earnings when the hedged transaction affects earnings. Changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in Net earnings in the period of change. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in Net earnings.
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $158.7 million and $81.8 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, gains of $0.8 million and $1.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2019, the maximum term of the Company’s currency derivatives was less than one year.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period for $250.0 million of the Company's variable rate Term Facility. These interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At March 31, 2019 and December 31, 2018, gains of $3.1 million and $4.3 million, net of tax, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of approximately $2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Asset derivatives
Currency derivatives	Other current assets	$0.5	$1.7	$0.5	$0.4
Interest rate swaps	Other noncurrent assets	4.1	5.7	—	—
Total asset derivatives		4.6	7.4	0.5	0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	0.1	—	0.7	0.1
Total liability derivatives		$0.1	$—	$0.7	$0.1
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives	$0.6	$1.8	Cost of goods sold	$2.0	$0.6
Interest rate swaps	(0.7)	2.3	Interest expense	0.9	0.2
Total	$(0.1)	$4.1		$2.9	$0.8

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

NOTE 9 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which the Company is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the three months ended March 31, 2019, was $11.1 million

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $2.5 million for the three months ended March 31, 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheet as of March 31, 2019.

Upon adoption of ASC 842, the Company has utilized the following elections and practical expedients:

•
The Company has elected to not separate non-lease components from lease components and instead to account for each separate lease component, and the non-lease components associated with that lease component, as a single lease component.

•
If at the lease commencement date, a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company will elect not to apply ASC 842 recognition requirements. Nonetheless, the Company will include leases of less than 12 months within the updated footnote disclosures where applicable.

•
If the Company enters into a large number of leases in the same month with the same terms and conditions, these will be looked at as a group (portfolio) assuming the lease model under this approach will not materially differ from applying ASC 842 to each individual lease.

•
The Company has elected to not reassess arrangements entered into prior than January 1, 2019, in terms of whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs.

•	The Company has elected to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability in accordance with ASC 842. However, if this rate is not available, the Company will use its incremental borrowing rate as the discount rate, which is the rate at inception of the lease the Company would incur to borrow over a similar term the funds needed to purchase the leased asset.

As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.

The Company’s real estate lease portfolio includes leased production and assembly facilities, warehouses and distribution centers, office space and to a lesser degree, employee housing. The terms and conditions of real estate leases can vary significantly from lease to lease. The Company has assessed the specific terms and conditions of each real estate lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and reasonably certain of being exercised upon lease commencement. In determining whether or not a renewal option is reasonably certain of being exercised, the Company assesses all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude renewal is reasonably certain. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the real estate leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate to discount the future lease payments over the lease term to present value. The Company does incur variable lease payments for certain of its real estate leases, such as reimbursements of property taxes, maintenance and other operational costs to the lessor. In general, these variable lease payments are not captured as part of the lease liability or ROU asset, but are expensed as incurred.

The Company’s equipment leases include vehicles, material handling equipment, other machinery and equipment utilized in the Company's production and assembly facilities, warehouses and distribution centers, laptops and other IT equipment, as well as other miscellaneous leased equipment. Most of the equipment leases are for terms ranging from two to five years, although terms and conditions can vary from lease to lease. The Company applies similar estimates and judgments to its equipment lease portfolio in determining the lease payments and lease term as it does to its real estate lease portfolio. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the equipment leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate to discount the future lease payments over the lease term to present value. The Company does not typically incur variable lease payments related to its equipment leases.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts included within the Condensed and Consolidated Balance Sheet related to the Company's calculated ROU asset and lease liability at March 31, 2019, were as follows:

In millions	Balance Sheet classification	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$59.5	$22.9	$82.4
Lease liability - current	Accrued expenses and other current liabilities	15.1	12.0	27.1
Lease liability - noncurrent	Other noncurrent liabilities	44.4	10.9	55.3

Other information:
Weighted-average remaining term (years)		6.8	2.2
Weighted-average discount rate		4.6%	4.1%
The following table summarizes additional information related to the Company's lease liability for the three months ended March 31, 2019:

In millions	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$4.6	$4.0	$8.6
ROU assets obtained in exchange for new lease liabilities	3.1	1.6	4.7
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of March 31, 2019, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Future minimum rental commitments for the subsequent five years under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 were as follows:

In millions	Total
2019	$30.3
2020	21.5
2021	14.1
2022	9.3
2023	5.5
Scheduled minimum lease payments required under non-cancellable operating leases for both our real estate and equipment lease portfolios for the remainder of 2019 and each of the years thereafter as of March 31, 2019, are as follows:

In millions	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Real estate leases	$13.5	$14.3	$11.2	$8.7	$5.1	$17.4	$70.2
Equipment leases	10.2	8.4	4.0	1.0	0.3	—	23.9
Total	$23.7	$22.7	$15.2	$9.7	$5.4	$17.4	$94.1
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2019, is due to imputed interest of $11.7 million.

NOTE 10 - PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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
The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2019	2018
Service cost	$1.5	$1.7
Interest cost	2.9	2.6
Expected return on plan assets	(3.2)	(3.7)
Administrative costs and other	0.4	0.5
Net amortization of:
Prior service costs	0.1	0.1
Plan net actuarial losses	1.0	1.0
Net periodic pension benefit cost	$2.7	$2.2

	Non-U.S.
In millions	2019	2018
Service cost	$0.4	$0.6
Interest cost	2.2	2.1
Expected return on plan assets	(3.2)	(3.9)
Administrative costs and other	0.3	0.4
Net amortization of:
Prior service costs	0.1	—
Plan net actuarial losses	0.3	0.2
Net periodic pension benefit cost (income)	$0.1	$(0.6)
The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The remaining components of Net periodic pension benefit cost (income) are recorded within Other income, net within the Condensed and Consolidated Statements of Comprehensive Income.

The Company made employer contributions of $0.1 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively, to its defined benefit pension plans. Additional contributions of approximately $10.4 million are expected during the remainder of 2019.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 11 - FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value at March 31, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$15.9	$—	$15.9
Interest rate swaps	—	4.1	—	4.1
Foreign currency contracts	—	1.0	—	1.0
Total asset recurring fair value measurements	$—	$21.0	$—	$21.0
Liabilities:
Foreign currency contracts	$—	$0.8	$—	$0.8
Deferred compensation and other retirement plans	—	20.1	—	20.1
Total liability recurring fair value measurements	$—	$20.9	$—	$20.9
Financial instruments not carried at fair value
Total debt	$—	$1,412.9	$—	$1,412.9
Total financial instruments not carried at fair value	$—	$1,412.9	$—	$1,412.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2018, were as follows:

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
Financial instruments not carried at fair value
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

•
Deferred compensation and other retirement plans – These include obligations related to deferred compensation and other retirement plans adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

•
Debt – These instruments are recorded at cost and include senior notes maturing through 2027. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of Cash and cash equivalents, Restricted cash, Accounts and notes receivable, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2019, are the same as those used at December 31, 2018.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2019, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2018	$654.0	$0.9	94.6	$—	$873.6	$(223.5)	$3.0
Net earnings	80.3	—	—	—	80.2	—	0.1
Currency translation	(11.4)	—	—	—	—	(12.0)	0.6
Change in value of derivatives qualifying as cash flow hedges, net of tax	(2.2)	—	—	—	—	(2.2)	—
Pension and OPEB adjustments, net of tax	(1.1)	—	—	—	—	(1.1)	—
Total comprehensive income (loss)	65.6	—	—	—	80.2	(15.3)	0.7
Share-based compensation activity	7.1	—	0.2	7.1	—	—	—
Dividends to ordinary shareholders ($0.27 per share)	(25.5)	—	—	—	(25.5)	—	—
Repurchase of ordinary shares	(63.8)	—	(0.7)	(7.1)	(56.7)	—	—
Balance at March 31, 2019	$637.4	$0.9	94.1	$—	$871.6	$(238.8)	$3.7
The changes in the components of Equity for the three months ended March 31, 2018, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2017	$405.5	$1.0	95.1	$9.1	$544.4	$(152.9)	$3.9
Net earnings	72.4	—	—	—	72.2	—	0.2
Currency translation	25.9	—	—	—	—	24.9	1.0
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.5	—	—	—	—	2.5	—
Pension and OPEB adjustments, net of tax	(1.3)	—	—	—	—	(1.3)	—
Total comprehensive income	99.5	—	—	—	72.2	26.1	1.2
Share-based compensation activity	6.0	—	0.3	6.0	—	—	—
Dividends to ordinary shareholders ($0.21 per share)	(19.9)	—	—	—	(19.9)	—	—
Repurchase of ordinary shares	(30.0)	(0.1)	(0.4)	(15.1)	(14.8)	—	—
Balance at March 31, 2018	$461.1	$0.9	95.0	$—	$581.9	$(126.8)	$5.1
During the three months ended March 31, 2019 and 2018, the Company paid $63.8 million and $30.0 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under a share repurchase authorization previously approved by its Board of Directors.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2019, were as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2018	$6.1	$(123.2)	$(106.4)	$(223.5)
Other comprehensive loss before reclassifications	(0.9)	(1.4)	(12.0)	(14.3)
Amounts reclassified from accumulated other comprehensive loss(a)	(2.0)	1.4	—	(0.6)
Tax benefit (expense)	0.7	(1.1)	—	(0.4)
March 31, 2019	$3.9	$(124.3)	$(118.4)	$(238.8)

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2018, were as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2017	$3.8	$(107.6)	$(49.1)	$(152.9)
Other comprehensive income (loss) before reclassifications	4.1	(2.0)	24.9	27.0
Amounts reclassified from accumulated other comprehensive loss(a)	(0.5)	1.1	—	0.6
Tax expense	(1.1)	(0.4)	—	(1.5)
March 31, 2018	$6.3	$(108.9)	$(24.2)	$(126.8)

(a)
Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and OPEB items and foreign currency items are recorded in Other income, net.

NOTE 13 - SHARE-BASED COMPENSATION
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and deferred compensation.

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2019	2018
Stock options	$2.4	$1.6
RSUs	4.4	3.1
PSUs	1.6	1.8
Deferred compensation	1.7	0.1
Pre-tax expense	10.1	6.6
Tax benefit	(1.2)	(0.5)
After-tax expense	$8.9	$6.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2019		2018
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	195,675	$19.58	160,525	$21.29
RSUs	104,566	$88.07	91,374	$86.55
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

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2019	2018
Dividend yield	1.23%	0.97%
Volatility	21.44%	22.38%
Risk-free rate of return	2.53%	2.75%
Expected life	6.0 years	6.0 years
Expected volatility is based on the weighted-average combination of the Company's historic volatility and of the implied volatility of a group of the Company’s peers. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2019, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In February 2017, 2018 and 2019, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 - RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2019 and 2018, the Company recorded $1.7 million and $0.7 million, respectively, of expenses associated with restructuring activities. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the restructuring reserve during the three months ended March 31, 2019, were as follows:

In millions	Total
December 31, 2018	$2.1
Additions, net of reversals	1.7
Cash and non-cash uses	(2.4)
March 31, 2019	$1.4
The majority of the costs accrued as of March 31, 2019, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring charges of $1.4 million during the three months ended March 31, 2019, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category.

NOTE 15 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2019	2018
Interest income	$(0.3)	$(0.2)
Foreign currency exchange (gain) loss	(0.2)	0.4
Loss from equity investments	0.1	—
Net periodic pension and postretirement benefit cost (income), less service cost	0.9	(0.8)
Other	(1.6)	0.2
Other income, net	$(1.1)	$(0.4)
Other income, net for the three months ended March 31, 2019, was primarily related to investment income of $1.6 million, which is included in Other in the table above, partially offset by Net periodic pension and postretirement benefit cost, less service cost of $0.9 million.

Other income, net for the three months ended March 31, 2018, was primarily related to Net periodic pension and postretirement benefit income, less service cost, partially offset by foreign currency exchange loss.

NOTE 16 - INCOME TAXES

The effective income tax rates for the three months ended March 31, 2019 and 2018, were 15.8% and 16.0%, respectively. The decrease in the effective tax rate compared to 2018 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions.

NOTE 17 - EARNINGS PER SHARE (EPS)

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2019	2018
Weighted-average number of basic shares	94.5	95.1
Shares issuable under incentive stock plans	0.6	0.7
Weighted-average number of diluted shares	95.1	95.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

At March 31, 2019, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 18 - NET REVENUES

Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer, and is the unit of account under ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding cost of the warranty obligation is accrued as a liability (see Note 20).

The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the three months ended March 31, 2019 and 2018, no adjustments related to performance obligations satisfied in previous periods were recorded.

The Company applies the practical expedients allowed under ASC 606 to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less and for contracts where the Company has the right to invoice for performance completed to date. The transaction price is not adjusted for the effects of a significant financing component, as the time period between control transfer of goods and services is less than one year. Sales, value-added and other similar taxes collected by the Company are excluded from Net revenues. The Company has also elected to account for shipping and handling activities that occur after control of the related goods transfers as fulfillment activities instead of performance obligations. These activities are included in Cost of goods sold in the Condensed and Consolidated Statements of Comprehensive Income. The Company’s payment terms are generally consistent with the industries in which its businesses operate.

The following tables show the Company's Net revenues related to both tangible product sales and services for the three months ended March 31, 2019 and 2018, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended March 31, 2019
In millions	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$475.3	$138.7	$34.7	$648.7
Services	—	4.2	2.1	6.3
Total Net revenues	$475.3	$142.9	$36.8	$655.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three months ended March 31, 2018
In millions	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$439.1	$146.8	$23.7	$609.6
Services	—	3.5	—	3.5
Total Net revenues	$439.1	$150.3	$23.7	$613.1
As of March 31, 2019, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue are material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

NOTE 19 - BUSINESS SEGMENT INFORMATION

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
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2019	2018
Net revenues
Americas	$475.3	$439.1
EMEIA	142.9	150.3
Asia Pacific	36.8	23.7
Total	$655.0	$613.1
Segment operating income (loss)
Americas	$120.9	$109.7
EMEIA	10.8	8.5
Asia Pacific	(1.5)	(1.5)
Total	130.2	116.7
Reconciliation to Operating income
Unallocated corporate expense	(22.2)	(18.0)
Operating income	108.0	98.7
Reconciliation to earnings before income taxes
Interest expense	13.7	12.9
Other income, net	(1.1)	(0.4)
Earnings before income taxes	$95.4	$86.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

The Company incurred $0.4 million and $0.7 million of expenses during the three months ended March 31, 2019 and 2018, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. As of March 31, 2019 and December 31, 2018, the Company has recorded reserves for environmental matters of $21.6 million and $22.6 million, respectively. The total reserve at March 31, 2019 and December 31, 2018, included $5.7 million and $6.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company's total current environmental reserve at March 31, 2019 and December 31, 2018, was $5.9 million and $5.6 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2019	2018
Balance at beginning of period	$14.5	$14.1
Reductions for payments	(2.3)	(1.8)
Accruals for warranties issued during the current period	3.8	2.0
Changes to accruals related to preexisting warranties	(0.1)	(0.1)
Acquisitions	—	0.4
Translation	—	0.1
Balance at end of period	$15.9	$14.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

NOTE 21 - GUARANTOR INFORMATION

Allegion US Hold Co is the issuer of the 3.200% and 3.550% Senior Notes. Allegion plc is the guarantor of the 3.200% and 3.550% Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, Allegion plc, whom is the guarantor, are not required to be filed with the SEC as the subsidiary debt issuer is directly or indirectly 100% owned by the Parent, whom is the guarantor, and the guarantees are full and unconditional and joint and several.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$655.0	$—	$655.0
Cost of goods sold	—	—	378.1	—	378.1
Selling and administrative expenses	1.4	—	167.5	—	168.9
Operating (loss) income	(1.4)	—	109.4	—	108.0
Equity earnings (loss) in affiliates, net of tax	89.3	35.2	—	(124.5)	—
Interest expense	7.5	6.1	0.1	—	13.7
Intercompany interest and fees	0.2	26.3	(26.5)	—	—
Other income, net	—	—	(1.1)	—	(1.1)
Earnings (loss) before income taxes	80.2	2.8	136.9	(124.5)	95.4
Provision (benefit) for income taxes	—	(8.0)	23.1	—	15.1
Net earnings (loss)	80.2	10.8	113.8	(124.5)	80.3
Less: Net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$80.2	$10.8	$113.7	$(124.5)	$80.2

Total comprehensive income (loss)	$64.9	$9.6	$100.4	$(109.3)	$65.6
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.7	—	0.7
Total comprehensive income (loss) attributable to Allegion plc	$64.9	$9.6	$99.7	$(109.3)	$64.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$613.1	$—	$613.1
Cost of goods sold	—	—	355.3	—	355.3
Selling and administrative expenses	1.1	—	158.0	—	159.1
Operating (loss) income	(1.1)	—	99.8	—	98.7
Equity earnings (loss) in affiliates, net of tax	79.4	29.9	—	(109.3)	—
Interest expense	6.1	6.8	—	—	12.9
Intercompany interest and fees	—	25.5	(25.5)	—	—
Other income, net	—	—	(0.4)	—	(0.4)
Earnings (loss) before income taxes	72.2	(2.4)	125.7	(109.3)	86.2
Provision (benefit) for income taxes	—	(8.2)	22.0	—	13.8
Net earnings (loss)	72.2	5.8	103.7	(109.3)	72.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.2	—	0.2
Net earnings (loss) attributable to Allegion plc	$72.2	$5.8	$103.5	$(109.3)	$72.2

Total comprehensive income (loss)	$98.3	$7.7	$128.9	$(135.4)	$99.5
Less: Total comprehensive income attributable to noncontrolling interests	—	—	1.2	—	1.2
Total comprehensive income (loss) attributable to Allegion plc	$98.3	$7.7	$127.7	$(135.4)	$98.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
March 31, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Current assets:
Cash and cash equivalents	$2.5	$13.9	$137.4	$—	$153.8
Restricted cash	—	—	6.8	—	6.8
Accounts and notes receivable, net	—	—	359.6	—	359.6
Inventories	—	—	296.8	—	296.8
Other current assets	0.4	8.2	25.3	(0.7)	33.2
Accounts and notes receivable affiliates	—	830.8	393.8	(1,224.6)	—
Total current assets	2.9	852.9	1,219.7	(1,225.3)	850.2
Investment in affiliates	1,333.9	777.7	—	(2,111.6)	—
Property, plant and equipment, net	—	—	275.1	—	275.1
Intangible assets, net	—	—	1,415.0	—	1,415.0
Notes receivable affiliates	31.2	1,061.2	2,673.4	(3,765.8)	—
Other noncurrent assets	5.4	68.9	186.2	—	260.5
Total assets	$1,373.4	$2,760.7	$5,769.4	$(7,102.7)	$2,800.8
Current liabilities:
Accounts payable and other current liabilities	$2.6	$13.7	$434.7	$(0.7)	$450.3
Short-term borrowings and current maturities of long-term debt	35.0	—	0.1	—	35.1
Accounts and notes payable affiliates	0.3	393.5	830.8	(1,224.6)	—
Total current liabilities	37.9	407.2	1,265.6	(1,225.3)	485.4
Long-term debt	607.5	793.0	0.8	—	1,401.3
Notes payable affiliates	91.5	2,581.9	1,092.4	(3,765.8)	—
Other noncurrent liabilities	2.8	6.0	267.9	—	276.7
Total liabilities	739.7	3,788.1	2,626.7	(4,991.1)	2,163.4
Equity:
Total shareholders' equity (deficit)	633.7	(1,027.4)	3,139.0	(2,111.6)	633.7
Noncontrolling interests	—	—	3.7	—	3.7
Total equity (deficit)	633.7	(1,027.4)	3,142.7	(2,111.6)	637.4
Total liabilities and equity	$1,373.4	$2,760.7	$5,769.4	$(7,102.7)	$2,800.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
December 31, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Current assets:
Cash and cash equivalents	$4.2	$1.0	$278.6	$—	$283.8
Restricted cash	—	—	6.8	—	6.8
Accounts and notes receivable, net	—	—	324.9	—	324.9
Inventories	—	—	280.3	—	280.3
Other current assets	0.5	33.7	19.1	(18.3)	35.0
Assets held for sale	—	—	0.8	—	0.8
Accounts and notes receivable affiliates	—	816.2	369.8	(1,186.0)	—
Total current assets	4.7	850.9	1,280.3	(1,204.3)	931.6
Investment in affiliates	1,265.8	718.2	—	(1,984.0)	—
Property, plant and equipment, net	—	—	276.7	—	276.7
Intangible assets, net	—	—	1,430.1	—	1,430.1
Notes receivable affiliates	30.8	1,061.2	2,553.4	(3,645.4)	—
Other noncurrent assets	4.0	61.2	106.6	—	171.8
Total assets	$1,305.3	$2,691.5	$5,647.1	$(6,833.7)	$2,810.2
Current liabilities:
Accounts payable and other current liabilities	$2.0	$6.8	$495.0	$(18.3)	$485.5
Short-term borrowings and current maturities of long-term debt	35.0	—	0.3	—	35.3
Accounts and notes payable affiliates	0.3	369.5	816.2	(1,186.0)	—
Total current liabilities	37.3	376.3	1,311.5	(1,204.3)	520.8
Long-term debt	615.8	792.8	0.9	—	1,409.5
Notes payables affiliates	—	2,553.4	1,092.0	(3,645.4)	—
Other noncurrent liabilities	1.2	5.5	219.2	—	225.9
Total liabilities	654.3	3,728.0	2,623.6	(4,849.7)	2,156.2
Equity:
Total shareholders' equity (deficit)	651.0	(1,036.5)	3,020.5	(1,984.0)	651.0
Noncontrolling interests	—	—	3.0	—	3.0
Total equity (deficit)	651.0	(1,036.5)	3,023.5	(1,984.0)	654.0
Total liabilities and equity	$1,305.3	$2,691.5	$5,647.1	$(6,833.7)	$2,810.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$6.1	$(18.3)	$14.9	$(15.3)	$(12.6)
Cash flows from investing activities:
Capital expenditures	—	—	(12.3)	—	(12.3)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(4.6)	—	(4.6)
Other investing activities, net	—	(1.0)	(0.8)	1.0	(0.8)
Net cash (used in) provided by investing activities	—	(1.0)	(17.7)	1.0	(17.7)
Cash flows from financing activities:
Debt repayments, net	(8.8)	—	(0.2)	—	(9.0)
Net inter-company proceeds (payments)	91.2	32.2	(123.4)	—	—
Dividends paid	—	—	(15.3)	15.3	—
Dividends paid to shareholders	(25.2)	—	—	—	(25.2)
Repurchase of ordinary shares	(63.8)	—	—	—	(63.8)
Other financing activities, net	(1.2)	—	1.0	(1.0)	(1.2)
Net cash (used in) provided by financing activities	(7.8)	32.2	(137.9)	14.3	(99.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.5)	—	(0.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1.7)	12.9	(141.2)	—	(130.0)
Cash, cash equivalents and restricted cash - beginning of period	4.2	1.0	285.4	—	290.6
Cash, cash equivalents and restricted cash - end of period	$2.5	$13.9	$144.2	$—	$160.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the three months ended March 31, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$61.2	$(23.2)	$15.5	$(63.6)	$(10.1)
Cash flows from investing activities:
Capital expenditures	—	—	(8.7)	—	(8.7)
Acquisition of and equity investments in businesses, net of cash acquired	—	(233.4)	(42.9)	—	(276.3)
Other investing activities, net	—	—	0.1	—	0.1
Net cash used in investing activities	—	(233.4)	(51.5)	—	(284.9)
Cash flows from financing activities:
Net proceeds from debt	21.2	10.0	—	—	31.2
Net inter-company proceeds (payments)	(32.1)	259.9	(227.8)	—	—
Dividends paid	—	—	(63.6)	63.6	—
Dividends paid to shareholders	(19.7)	—	—	—	(19.7)
Repurchase of ordinary shares	(30.0)	—	—	—	(30.0)
Other financing activities, net	(0.3)	—	(2.1)	—	(2.4)
Net cash (used in) provided by financing activities	(60.9)	269.9	(293.5)	63.6	(20.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.5	—	1.5
Net increase (decrease) in cash and cash equivalents	0.3	13.3	(328.0)	—	(314.4)
Cash and cash equivalents - beginning of period	0.7	0.3	465.2	—	466.2
Cash and cash equivalents - end of period	$1.0	$13.6	$137.2	$—	$151.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 22 - SUBSEQUENT EVENTS

On April 4, 2019, the Company's Board of Directors declared a quarterly dividend of $0.27 cents per ordinary share. The dividend is payable June 28, 2019, to shareholders of record on June 14, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Recent Developments

2019 Dividends

During the three months ended March 31, 2019, we paid dividends of $0.27 per ordinary share to shareholders.

Share repurchases

During the first three months of 2019, we repurchased approximately 0.7 million shares for approximately $63.8 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2019	% of revenues	2018	% of revenues
Net revenues	$655.0		$613.1
Cost of goods sold	378.1	57.7%	355.3	58.0%
Selling and administrative expenses	168.9	25.8%	159.1	26.0%
Operating income	108.0	16.5%	98.7	16.1%
Interest expense	13.7		12.9
Other income, net	(1.1)		(0.4)
Earnings before income taxes	95.4		86.2
Provision for income taxes	15.1		13.8
Net earnings	80.3		72.4
Less: Net earnings attributable to noncontrolling interests	0.1		0.2
Net earnings attributable to Allegion plc	$80.2		$72.2
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$0.84		$0.75
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2019, increased by 6.8%, or $41.9 million, compared with the same period in 2018, which resulted from the following:

Pricing	2.1%
Volume	3.7%
Acquisitions	3.3%
Currency exchange rates	(2.3)%
Total	6.8%
The increase in Net revenues was primarily driven by higher volumes, improved pricing and acquisitions during the prior year, partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the three months ended March 31, 2019, increased $9.3 million compared to the same period in 2018, and Operating margin for the three months ended March 31, 2019, increased to 16.5% from 16.1% for the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2018	$98.7	16.1%
Pricing and productivity in excess of inflation	5.8	0.6%
Volume / product mix	10.1	1.0%
Restructuring / acquisition expenses	(1.5)	(0.2)%
Currency exchange rates	(2.6)	(0.1)%
Investment spending	(2.2)	(0.3)%
Acquisitions	(0.3)	(0.6)%
March 31, 2019	$108.0	16.5%

The increases were primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, increased restructuring and acquisition expenses and the impact from acquisitions made in 2018.
Interest Expense
Interest expense for the three months ended March 31, 2019, increased $0.8 million compared with the same period in 2018, primarily due to higher interest rates on our Term Facility.
Other Income, Net
The components of Other income, net for the three months ended March 31, 2019 and 2018, were as follows:

In millions	2019	2018
Interest income	$(0.3)	$(0.2)
Foreign currency exchange (gain) loss	(0.2)	0.4
Loss from equity investments	0.1	—
Net periodic pension and postretirement benefit cost (income), less service cost	0.9	(0.8)
Other	(1.6)	0.2
Other income, net	$(1.1)	$(0.4)

Other income, net for the three months ended March 31, 2019, increased by $0.7 million compared to the same period in 2018, due primarily to investment income of $1.6 million, which is included in Other in the table above, and a foreign currency exchange gain during the three months ended March 31, 2019, compared to a foreign currency exchange loss during the three months ended March 31, 2018. These increases were partially offset by increased Net periodic pension and postretirement benefit cost, less service cost of $1.7 million compared to the same period in 2018.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2019 and 2018, were 15.8% and 16.0%, respectively. The decrease in the effective tax rate compared to 2018 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions.

Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEIA and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three months ended March 31

In millions	2019	2018	% Change
Net revenues
Americas	$475.3	$439.1	8.2%
EMEIA	142.9	150.3	(4.9)%
Asia Pacific	36.8	23.7	55.3%
Total	$655.0	$613.1

Segment operating income
Americas	$120.9	$109.7	10.2%
EMEIA	10.8	8.5	27.1%
Asia Pacific	(1.5)	(1.5)	—%
Total	$130.2	$116.7

Segment operating margin
Americas	25.4%	25.0%
EMEIA	7.6%	5.7%
Asia Pacific	(4.1)%	(6.3)%

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

Net Revenues

Net revenues for the three months ended March 31, 2019, increased by 8.2%, or $36.2 million, compared to the same period in 2018, due to the following:

Pricing	2.6%
Volume	5.0%
Acquisitions	0.9%
Currency exchange rates	(0.3)%
Total	8.2%

The increase in Net revenues is primarily due to higher volumes, improved pricing and acquisitions during the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the three months ended March 31, 2019, increased low double digits compared to the same period in the prior year, primarily driven by higher volumes, improved pricing and acquisitions during the prior year. Net revenues from residential products for the three months ended March 31, 2019, were flat compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended March 31, 2019, increased $11.2 million, and Segment operating margin increased to 25.4% from 25.0% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2018	$109.7	25.0%
Pricing and productivity in excess of inflation	6.7	0.8%
Volume / product mix	8.5	0.7%
Currency exchange rates	(0.6)	(0.1)%
Investment spending	(1.5)	(0.3)%
Acquisitions	(0.6)	(0.4)%
Restructuring / acquisition expenses	(1.3)	(0.3)%
March 31, 2019	$120.9	25.4%

The increases were primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, year-over-year increases in restructuring and acquisition expenses and the impact from acquisitions made in 2018.

EMEIA

Our EMEIA segment provides security products, services and solutions in approximately 85 countries throughout Europe, the Middle East, India and Africa. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, Briton, CISA, Interflex and SimonsVoss. This segment also resells LCN, Schlage and Von Duprin products, primarily in the Middle East.

Net Revenues

Net revenues for the three months ended March 31, 2019, decreased by 4.9%, or $7.4 million, compared to the same period in 2018, due to the following:

Pricing	0.8%
Volume	0.9%
Acquisitions	0.9%
Currency exchange rates	(7.5)%
Total	(4.9)%

The decrease in Net revenues is primarily due to unfavorable foreign currency exchange rate movements. This decrease is partially offset by higher volumes, improved pricing and an acquisition in the prior year.

Operating income/margin

Segment operating income for the three months ended March 31, 2019, increased $2.3 million, and Segment operating margin increased to 7.6% from 5.7% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2018	$8.5	5.7%
Pricing and productivity in excess of inflation	3.4	2.2%
Volume / product mix	1.7	1.1%
Currency exchange rates	(1.9)	(0.9)%
Investment spending	(0.5)	(0.3)%
Restructuring / acquisition expenses	(0.4)	(0.2)%
March 31, 2019	$10.8	7.6%

The increases were primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending and year-over-year increases in restructuring and acquisition expenses.

Asia Pacific

Our Asia Pacific segment provides security products, services and solutions in approximately 15 countries throughout the Asia Pacific region. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, electronic products and access control systems. This segment’s primary brands are Brio, Briton, FSH, Gainsborough, Legge, Milre and Schlage.

Net Revenues

Net revenues for the three months ended March 31, 2019, increased by 55.3%, or $13.1 million, compared to the same period in 2018, due to the following:

Pricing	(0.4)%
Volume	(1.8)%
Acquisitions	63.2%
Currency exchange rates	(5.7)%
Total	55.3%

The increase in Net revenues was primarily due to an acquisition during the prior year. This increase was partially offset by unfavorable foreign currency exchange rate movements and lower volumes and pricing.

Operating income (loss)/margin

Segment operating loss for the three months ended March 31, 2019, remained consistent at $1.5 million, the same as during the comparable period in 2018, and Segment operating margin improved to (4.1)% from (6.3)% compared to the same period in 2018, due to the following:

In millions	Operating Loss	Operating Margin
March 31, 2018	$(1.5)	(6.3)%
Pricing and productivity in excess of inflation	0.3	1.2%
Volume / product mix	(0.2)	(0.8)%
Currency exchange rates	—	(0.2)%
Investment spending	(0.1)	(0.6)%
Acquisitions	0.2	3.5%
Restructuring / acquisition expenses	(0.2)	(0.9)%
March 31, 2019	$(1.5)	(4.1)%

Segment operating loss remained unchanged year-over-year at $1.5 million. Improvements due to pricing and productivity in excess of inflation and the impact of an acquisition in the prior year were offset by unfavorable volume/product mix, increased investment spending and year-over-year increases in restructuring and acquisition expenses.

Segment operating margin improved due to pricing improvements and productivity in excess of inflation and the impact of an acquisition in the prior year. These increases were partially offset by unfavorable volume/product mix, increased investment spending, unfavorable foreign currency exchange rate movements and year-over-year increases in restructuring and acquisition expenses.

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development, fund capital expenditures and fund working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities and to access our borrowing facilities (including unused availability under our Revolving Facility) and capital markets. We believe that our future cash provided by operating activities, availability under our Revolving Facility and access to funds on hand and capital markets will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2019	2018
Net cash used in operating activities	$(12.6)	$(10.1)
Net cash used in investing activities	(17.7)	(284.9)
Net cash used in financing activities	(99.2)	(20.9)
Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019, increased $2.5 million compared to the same period in 2018. This increase in net cash used in operating activities for the three months ended March 31, 2019, was primarily due to changes in working capital partially offset by higher Net earnings.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2019, decreased $267.2 million compared to the same period in 2018. The decrease in net cash used in investing activities is primarily due to cash payments related to acquisitions in the prior year, partially offset by an increase in capital expenditures during the three months ended March 31, 2019, compared to the same period in 2018.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2019, increased $78.3 million compared to the same period in 2018. The increase in cash used in financing activities is primarily due to $63.8 million of cash used to repurchase shares during the three months ended March 31, 2019, compared to $30.0 million during the same period in 2018, as well as a $40.0 million decrease in drawings on our Revolving Facility. Additionally, dividend payments increased by $5.5 million during the three months ended March 31, 2019, compared to the same period in 2018.

Capitalization

Long-term debt consisted of the following:

In millions	March 31, 2019	December 31, 2018
Term Facility	$647.5	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	0.9	1.2
Total borrowings outstanding	1,448.4	1,457.5
Less discounts and debt issuance costs, net	(12.0)	(12.7)
Total debt	1,436.4	1,444.8
Less current portion of long-term debt	35.1	35.3
Total long-term debt	$1,401.3	$1,409.5

As of March 31, 2019, we have an unsecured Credit Agreement in place that provides for up to $1,200.0 million in unsecured financing, consisting of a $700.0 million term loan facility (the “Term Facility”) and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March, 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2019, we had no borrowings outstanding on the Revolving Facility, and we had $17.1 million of letters of credit outstanding.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 8 to the Condensed and Consolidated Financial Statements).

As of March 31, 2019, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2019, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no changes to our historic permanent reinvestment assertions are required.

Pension Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets increases as the funded status increases. We monitor plan funded status, asset allocation and the impact of market conditions on our defined benefit plans regularly in addition to investment manager performance. For further details on pension plan activity, see Note 10 to the Condensed and Consolidated Financial Statements.

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Management believes there have been no significant changes during the three months ended March 31, 2019, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, aside from our adoption of ASC 842 on January 1, 2019.

In accordance with this new guidance, we record a right-of-use ("ROU") asset and lease liability for substantially all leases for which we are a lessee. In determining if a contract represents a lease, consideration is given to all relevant facts and circumstances to assess whether or not the contract conveys to us the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. In addition to the judgment involved in determining whether or not a contract represents a lease, further judgment and estimation is required in determining the lease classification and the amount of the ROU asset and corresponding lease liability for each lease, which includes determining the appropriate lease term and an applicable discount rate. We assess the specific terms and conditions of each lease to determine the appropriate classification as either an operating or finance lease. In determining the appropriate length of the lease term, we consider both the minimum period over which lease payments are required plus any renewal options that are both within our control to exercise and are reasonably certain of being exercised as of lease commencement. In determining whether or not a renewal option is reasonably certain of being exercised, we assess all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude renewal is reasonably certain. When available, we utilize the rate implicit in the lease as the discount rate to determine the lease liability. If this rate is unavailable, we utilize our incremental borrowing rate as the discount rate, which is the rate at inception of the lease that we would hypothetically incur to borrow over a similar term the funds needed to purchase the leased asset. The impact to the amount of ROU assets and lease liabilities included on our financial position could be materially impacted by the change in or initial selection of these assumptions and estimates.

Recent Accounting Pronouncements

See Note 2 to our Condensed and Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

Forward-Looking Statements

Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements.

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.

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

•	competitive factors in the industry in which we compete, including technological developments;

•	the development, commercialization and acceptance of new products and services;

•	the ability to protect and use intellectual property;

•	fluctuations in currency exchange rates;

•	the ability to complete and integrate any acquisitions;

•	results of investments made to complement our existing businesses and our pursuit of business opportunities that may diverge from our core businesses;

•	our ability to operate efficiently and productively;

•	disruptions in our global supply chain, including product manufacturing and logistical services provided by outsourcing partners;

•	improper conduct by any of our employees, agents or business partners;

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

•	changes in tax requirements, including tax rate changes, the adoption of new U.S. or non-U.S. tax legislation or exposure to additional tax liabilities and revised tax law interpretations;

•	changes to trade agreements, sanctions, import and export regulations and custom duties;

•	the outcome of any litigation, governmental investigations or proceedings;

•	interest rate fluctuations and other changes in borrowing costs, in addition to risks associated with our outstanding and future indebtedness;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	ability to recruit and retain a highly qualified and diverse workforce;

•	risks related to our spin-off from Ingersoll Rand plc;

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2019. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has implemented changes to internal controls due to the adoption of ASC 842 effective January 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
January 1 - January 31	245	81.05	245	$352,827
February 1 - February 28	95	88.88	95	344,357
March 1 - March 31	398	89.12	398	308,920
Total	738	86.41	738	$308,920

In February 2017, our Board of Directors approved a stock repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The 2017 Share Repurchase Authorization does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

10.1	Form of Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Form of Stock Option Award Agreement. *	Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.3	Form of Performance Share Unit Award Agreement. *	Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed and Consolidated Statements of Comprehensive Income, (ii) the Condensed and Consolidated Balance Sheets, (iii) the Condensed and Consolidated Statements of Cash Flows, and (iv) Notes to Condensed and Consolidated Financial Statements.
Filed herewith.
* Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 25, 2019	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 25, 2019	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer