Form 10-Q
period 2019-06-30
Allegion plc
filed 2019-07-25
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
+(353) (1) 2546200
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Ordinary shares, par value $0.01 per share	ALLE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 22, 2019 was 93,376,344.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2019	2018	2019	2018
Net revenues	$731.2	$704.7	$1,386.2	$1,317.8
Cost of goods sold	410.5	399.1	788.6	754.4
Selling and administrative expenses	175.0	162.2	343.9	321.3
Operating income	145.7	143.4	253.7	242.1
Interest expense	13.4	13.4	27.1	26.3
Other expense (income), net	0.7	(1.6)	(0.4)	(2.0)
Earnings before income taxes	131.6	131.6	227.0	217.8
Provision for income taxes	22.2	17.6	37.3	31.4
Net earnings	109.4	114.0	189.7	186.4
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.3
Net earnings attributable to Allegion plc	$109.3	$113.9	$189.5	$186.1
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.17	$1.20	$2.01	$1.96
Diluted net earnings	$1.16	$1.19	$2.00	$1.94
Weighted-average shares outstanding
Basic	93.8	95.0	94.1	95.1
Diluted	94.5	95.6	94.8	95.7

Total comprehensive income	$114.5	$62.5	$180.1	$162.0
Less: Total comprehensive (loss) income attributable to noncontrolling interests	(0.5)	(2.2)	0.2	(1.0)
Total comprehensive income attributable to Allegion plc	$115.0	$64.7	$179.9	$163.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$157.8	$283.8
Restricted cash	3.4	6.8
Accounts and notes receivable, net	380.0	324.9
Inventories	304.7	280.3
Other current assets	37.3	35.8
Total current assets	883.2	931.6
Property, plant and equipment, net	281.7	276.7
Goodwill	878.1	883.0
Intangible assets, net	533.6	547.1
Other noncurrent assets	272.7	171.8
Total assets	$2,849.3	$2,810.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206.5	$235.0
Accrued expenses and other current liabilities	275.5	250.5
Short-term borrowings and current maturities of long-term debt	35.1	35.3
Total current liabilities	517.1	520.8
Long-term debt	1,393.1	1,409.5
Other noncurrent liabilities	275.5	225.9
Total liabilities	2,185.7	2,156.2
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (93,451,331 and 94,637,450 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	892.7	873.6
Accumulated other comprehensive loss	(233.1)	(223.5)
Total Allegion plc shareholders’ equity	660.5	651.0
Noncontrolling interests	3.1	3.0
Total equity	663.6	654.0
Total liabilities and equity	$2,849.3	$2,810.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2019	2018
Cash flows from operating activities:
Net earnings	$189.7	$186.4
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	41.4	45.5
Changes in assets and liabilities and other non-cash items	(124.1)	(113.2)
Net cash provided by operating activities	107.0	118.7
Cash flows from investing activities:
Capital expenditures	(29.3)	(20.9)
Acquisition of and equity investments in businesses, net of cash acquired	(4.6)	(280.5)
Other investing activities, net	(2.3)	0.1
Net cash used in investing activities	(36.2)	(301.3)
Cash flows from financing activities:
Payments of short-term borrowings	(0.2)	(0.5)
Proceeds from revolving facility	—	40.0
Repayments of revolving facility	—	(40.0)
Payments of other long-term debt	(17.7)	(17.9)
Debt repayments, net	(17.9)	(18.4)
Dividends paid to ordinary shareholders	(50.5)	(39.7)
Repurchase of ordinary shares	(133.6)	(30.0)
Other financing activities, net	1.4	(2.3)
Net cash used in financing activities	(200.6)	(90.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(3.6)
Net decrease in cash, cash equivalents and restricted cash	(129.4)	(276.6)
Cash, cash equivalents and restricted cash - beginning of period	290.6	466.2
Cash, cash equivalents and restricted cash - end of period	$161.2	$189.6
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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases. In general, for lease arrangements of a twelve-month term or greater, these arrangements are to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation are recorded for all leases, whether operating or financing, while the statement of comprehensive income reflects lease expense for operating leases and amortization/interest expense for financing leases. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)", which provided narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provided an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which exempted entities from having to provide certain interim disclosures in the fiscal year of adoption of ASU 2016-02 and its related standards. These ASUs (collectively “ASC 842”) were effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Accordingly, the Company adopted ASC 842 on January 1, 2019, utilizing the transition method allowed per ASU 2018-11. Comparative period financial information has not been adjusted for the effects of adopting ASC 842, and no cumulative-effect adjustment was required to the opening balance of Retained earnings on the adoption date.

The Company has also made updates to its systems, policies and internal controls over financial reporting related to the adoption of ASC 842 on January 1, 2019. See Note 9 to the Condensed and Consolidated Financial Statements for further information and expanded disclosure related to the Company's lease portfolio.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 and its subsequent related updates introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and replaces the current incurred loss impairment model. ASU 2016-13 and its subsequent related updates will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2016-13 and its subsequent related updates will have on the Condensed and Consolidated Financial Statements.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	June 30, 2019	December 31, 2018
Raw materials	$125.2	$117.2
Work-in-process	38.1	34.4
Finished goods	141.4	128.7
Total	$304.7	$280.3

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2019, were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2018 (gross)	$486.1	$767.1	$115.3	$1,368.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2018 (net)	486.1	288.5	108.4	883.0
Acquisitions and adjustments(a)	(1.3)	3.7	(4.4)	(2.0)
Currency translation	0.2	(2.4)	(0.7)	(2.9)
June 30, 2019 (net)	$485.0	$289.8	$103.3	$878.1

(a)
In 2019, the Company made reclassifications to goodwill across all segments related to a change in how revenue is managed for a specific immaterial product line where revenue previously managed in the Asia Pacific segment is now being managed in the Americas and EMEIA segments.

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2019			December 31, 2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.5	$(16.8)	$42.7	$59.4	$(14.2)	$45.2
Customer relationships	416.7	(98.3)	318.4	419.3	(88.5)	330.8
Trade names (finite-lived)	84.1	(48.7)	35.4	84.9	(47.4)	37.5
Other	14.3	(7.3)	7.0	9.5	(6.5)	3.0
Total finite-lived intangible assets	574.6	$(171.1)	403.5	573.1	$(156.6)	416.5
Trade names (indefinite-lived)	130.1		130.1	130.6		130.6
Total	$704.7		$533.6	$703.7		$547.1

Intangible asset amortization expense was $15.7 million and $20.8 million for the six months ended June 30, 2019 and 2018, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $30.2 million for full year 2019, $29.0 million for 2020, $29.0 million for 2021, $29.0 million for 2022 and $28.9 million for 2023.

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
Total cash paid for these acquisitions was approximately $373 million (net of cash acquired), including $4.6 million during the six months ended June 30, 2019. These acquisitions were accounted for as business combinations. The allocation of the aggregate purchase price to assets acquired and liabilities assumed is complete for all six acquisitions as of June 30, 2019.

The allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions listed above is as follows:

In millions
Accounts receivable, net	$28.9
Inventories	28.5
Other current assets	1.3
Property, plant and equipment, net	27.6
Goodwill	139.8
Intangible assets, net	204.3
Other noncurrent assets	2.0
Accounts payable	(11.1)
Accrued expenses and other current liabilities	(35.7)
Other noncurrent liabilities	(11.1)
Total	$374.5

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

The following unaudited pro forma financial information for the three and six months ended June 30, 2018, reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2017:

In millions	Three months ended June 30, 2018	Six months ended June 30, 2018
Net revenues	$724.4	$1,360.3
Net earnings attributable to Allegion plc	118.3	193.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisitions that would have been incurred assuming the acquisitions had occurred on January 1, 2017. Adjustments to historical financial information include removal of backlog revenue acquired as well as acquisition and integration expenses incurred related to these acquisitions, partially offset by incremental amortization of intangible assets.

During the three months ended June 30, 2019 and 2018, the Company incurred $0.8 million and $2.6 million, respectively, of acquisition and integration related expenses. During the six months ended June 30, 2019 and 2018, the Company incurred $1.8 million and $4.6 million, respectively, of acquisition and integration related expenses. These expenses are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

In 2018, the Company also made $8 million of equity method investments in three entities, Yonomi Inc., a U.S. based mobile application and cloud platform provider for connected living, Nuki GmbH, a European retrofit residential smart lock innovator, and Conneqtech, a European based IoT platform developer specializing in connected mobility and tracking features for bicycles and healthcare.

NOTE 7 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2019	December 31, 2018
Term Facility	$638.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	0.8	1.2
Total borrowings outstanding	1,439.6	1,457.5
Less discounts and debt issuance costs, net	(11.4)	(12.7)
Total debt	1,428.2	1,444.8
Less current portion of long-term debt	35.1	35.3
Total long-term debt	$1,393.1	$1,409.5

Unsecured Credit Facilities

As of June 30, 2019, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $638.8 million is outstanding at June 30, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Company repaid $17.5 million of principal on its Term Facility during the six months ended June 30, 2019. Principal amounts repaid on the Term Facility may not be reborrowed.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2019, there were no borrowings outstanding on the Revolving Facility and the Company had $17.0 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At June 30, 2019, the outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $250.0 million of the outstanding borrowings (see Note 8).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2019, the Company was in compliance with all covenants.

Senior Notes

As of June 30, 2019, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

The Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

The weighted-average interest rate for borrowings was 3.19% under the Credit Facilities (including the effect of interest rate swaps), 3.200% under the 3.200% Senior Notes and 3.550% under the 3.550% Senior Notes at June 30, 2019.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $126.6 million and $81.8 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, gains of $0.1 million and $1.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2019, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period for $250.0 million of the Company's variable rate Term Facility. These interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At June 30, 2019 and December 31, 2018, gains of $1.4 million and $4.3 million, net of tax, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of approximately $1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Asset derivatives
Currency derivatives	Other current assets	$0.1	$1.7	$0.3	$0.4
Interest rate swaps	Other noncurrent assets	1.8	5.7	—	—
Total asset derivatives		1.9	7.4	0.3	0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	0.7	—	0.4	0.1
Total liability derivatives		$0.7	$—	$0.4	$0.1

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives	$0.4	$0.4	Cost of goods sold	$1.3	$0.4
Interest rate swaps	(1.5)	0.3	Interest expense	0.8	0.7
Total	$(1.1)	$0.7		$2.1	$1.1

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives	$1.0	$2.2	Cost of goods sold	$3.3	$1.0
Interest rate swaps	(2.2)	2.6	Interest expense	1.7	0.9
Total	$(1.2)	$4.8		$5.0	$1.9

The gains and losses associated with the Company's non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other expense (income), net in the Condensed and Consolidated Statements of Comprehensive Income.

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

NOTE 9 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the six months ended June 30, 2019, was $21.6 million and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $4.9 million for the six months ended June 30, 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheet as of June 30, 2019.

Upon adoption of ASC 842, the Company utilized the following elections and practical expedients:

•
The Company elected to not separate non-lease components from lease components and instead to account for each separate lease component, and the non-lease components associated with that lease component, as a single lease component.

•
If at the lease commencement date, a lease had a term of less than 12 months and did not include a purchase option that was reasonably certain to be exercised, the Company elected not to apply ASC 842 recognition requirements. Nonetheless, the Company will include leases of less than 12 months within the updated footnote disclosures where applicable.

•
If the Company enters into a large number of leases in the same month with the same terms and conditions, these will be looked at as a group (portfolio) assuming the lease model under this approach will not materially differ from applying ASC 842 to each individual lease.

•
The Company elected to not reassess arrangements entered into prior than January 1, 2019, in terms of whether an arrangement is or contained a lease, the lease classification applied or to separate initial direct costs.

•	The Company elected to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability in accordance with ASC 842. However, if this rate is not available, the Company will use its incremental borrowing rate as the discount rate, which is the rate at inception of the lease the Company would hypothetically incur to borrow over a similar term the funds needed to purchase the leased asset.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

The amounts included within the Condensed and Consolidated Balance Sheet related to the Company's ROU asset and lease liability at June 30, 2019, were as follows:

In millions	Balance Sheet classification	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$60.8	$20.8	$81.6
Lease liability - current	Accrued expenses and other current liabilities	15.3	10.4	25.7
Lease liability - noncurrent	Other noncurrent liabilities	45.5	10.4	55.9

Other information:
Weighted-average remaining term (years)		6.8 years	2.4 years
Weighted-average discount rate		4.6%	4.1%

The following table summarizes additional information related to the Company's lease liability for the six months ended June 30, 2019:

In millions	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$9.6	$7.1	$16.7
ROU assets obtained in exchange for new lease liabilities	7.0	6.2	13.2

The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of June 30, 2019, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Future minimum rental commitments for the subsequent five years under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 were as follows:

In millions	Total
2019	$30.3
2020	21.5
2021	14.1
2022	9.3
2023	5.5

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2019 and each of the years thereafter as of June 30, 2019, are as follows:

In millions	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Real estate leases	$9.3	$15.7	$12.5	$9.4	$5.7	$18.8	$71.4
Equipment leases	6.3	8.4	4.8	1.7	0.6	—	21.8
Total	$15.6	$24.1	$17.3	$11.1	$6.3	$18.8	$93.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2019, is due to imputed interest of $11.6 million.

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
The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Service cost	$1.5	$1.8	$3.0	$3.5
Interest cost	2.8	2.5	5.7	5.1
Expected return on plan assets	(3.1)	(3.6)	(6.3)	(7.3)
Administrative costs and other	0.4	0.4	0.8	0.9
Net amortization of:
Prior service costs	0.1	0.1	0.2	0.2
Plan net actuarial losses	1.1	0.9	2.1	1.9
Net periodic pension benefit cost	$2.8	$2.1	$5.5	$4.3

	Non-U.S.
	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Service cost	$0.4	$0.4	$0.8	$1.0
Interest cost	2.2	2.1	4.4	4.2
Expected return on plan assets	(3.3)	(3.9)	(6.5)	(7.8)
Administrative costs and other	0.4	0.4	0.7	0.8
Net amortization of:
Prior service costs	—	—	0.1	—
Plan net actuarial losses	0.4	0.2	0.7	0.4
Net curtailment and settlement losses	1.4	—	1.4	—
Net periodic pension benefit cost (income)	$1.5	$(0.8)	$1.6	$(1.4)

The Service cost component of Net periodic pension benefit cost (income) and the Net curtailment and settlement losses are recorded in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The remaining components of Net periodic pension benefit cost (income) are recorded within Other expense (income), net within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company made employer contributions of $0.3 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively, to its defined benefit pension plans. Additional contributions of approximately $10.2 million are expected during the remainder of 2019.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement ("OPEB") plan that provides for healthcare benefits, and in some instances, life insurance benefits, that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay-as-you-go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory. Net periodic postretirement benefit cost (income) is included within Other expense (income), net within the Condensed and Consolidated Statements of Comprehensive Income.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at June 30, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$16.4	$—	$16.4
Interest rate swaps	—	1.8	—	1.8
Foreign currency contracts	—	0.4	—	0.4
Total asset recurring fair value measurements	$—	$18.6	$—	$18.6
Liabilities:
Foreign currency contracts	$—	$1.1	$—	$1.1
Deferred compensation and other retirement plans	—	21.0	—	21.0
Total liability recurring fair value measurements	$—	$22.1	$—	$22.1
Financial instruments not carried at fair value
Total debt	$—	$1,435.8	$—	$1,435.8
Total financial instruments not carried at fair value	$—	$1,435.8	$—	$1,435.8

Assets and liabilities measured at fair value at December 31, 2018, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$14.3	$—	$14.3
Interest rate swaps	—	5.7	—	5.7
Foreign currency contracts	—	2.1	—	2.1
Total asset recurring fair value measurements	$—	$22.1	$—	$22.1
Liabilities:
Foreign currency contracts	$—	$0.1	$—	$0.1
Deferred compensation and other retirement plans	—	19.1	—	19.1
Total liability recurring fair value measurements	$—	$19.2	$—	$19.2
Financial instruments not carried at fair value
Total debt	$—	$1,403.2	$—	$1,403.2
Total financial instruments not carried at fair value	$—	$1,403.2	$—	$1,403.2

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Investments – These instruments include equity mutual funds and corporate bond funds. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2019, are the same as those used at December 31, 2018.

NOTE 12 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2019, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2018	$654.0	$0.9	94.6	$—	$873.6	$(223.5)	$3.0
Net earnings	80.3	—	—	—	80.2	—	0.1
Other comprehensive (loss) income, net	(14.7)	—	—	—	—	(15.3)	0.6
Share-based compensation activity	7.1	—	0.2	7.1	—	—	—
Dividends to ordinary shareholders ($0.27 per share)	(25.5)	—	—	—	(25.5)	—	—
Repurchase of ordinary shares	(63.8)	—	(0.7)	(7.1)	(56.7)	—	—
Balance at March 31, 2019	637.4	0.9	94.1	—	871.6	(238.8)	3.7
Net earnings	109.4	—	—	—	109.3	—	0.1
Other comprehensive income (loss), net	5.1	—	—	—	—	5.7	(0.6)
Share-based compensation activity	6.8	—	0.1	6.8	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.27 per share)	(25.2)	—	—	—	(25.2)	—	—
Repurchase of ordinary shares	(69.8)	—	(0.7)	(6.8)	(63.0)	—	—
Balance at June 30, 2019	$663.6	$0.9	93.5	$—	$892.7	$(233.1)	$3.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the components of Equity for the six months ended June 30, 2018, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2017	$405.5	$1.0	95.1	$9.1	$544.4	$(152.9)	$3.9
Net earnings	72.4	—	—	—	72.2	—	0.2
Other comprehensive income, net	27.1	—	—	—	—	26.1	1.0
Share-based compensation activity	6.0	—	0.3	6.0	—	—	—
Dividends to ordinary shareholders ($0.21 per share)	(19.9)	—	—	—	(19.9)	—	—
Repurchase of ordinary shares	(30.0)	(0.1)	(0.4)	(15.1)	(14.8)	—	—
Balance at March 31, 2018	461.1	0.9	95.0	—	581.9	(126.8)	5.1
Net earnings	114.0	—	—	—	113.9	—	0.1
Other comprehensive loss, net	(51.5)	—	—	—	—	(49.2)	(2.3)
Share-based compensation activity	5.2	—	—	5.2	—	—	—
Dividends to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Dividends to ordinary shareholders ($0.21 per share)	(20.0)	—	—	—	(20.0)	—	—
Other	0.1	—	—	—	—	0.1	—
Balance at June 30, 2018	$508.7	$0.9	95.0	$5.2	$675.8	$(175.9)	$2.7

During the six months ended June 30, 2019 and 2018, the Company paid $133.6 million and $30.0 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under a share repurchase authorization previously approved by its Board of Directors.
Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2019, were as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2018	$6.1	$(123.2)	$(106.4)	$(223.5)
Other comprehensive (loss) income before reclassifications	(2.9)	0.5	(8.0)	(10.4)
Amounts reclassified from accumulated other comprehensive loss(a)	(3.3)	3.0	—	(0.3)
Tax benefit (expense)	1.6	(0.5)	—	1.1
June 30, 2019	$1.5	$(120.2)	$(114.4)	$(233.1)

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2018, were as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2017	$3.8	$(107.6)	$(49.1)	$(152.9)
Other comprehensive income (loss) before reclassifications	4.8	1.6	(29.3)	(22.9)
Amounts reclassified from accumulated other comprehensive loss(a)	(1.0)	2.1	—	1.1
Tax expense	(0.9)	(0.3)	—	(1.2)
June 30, 2018	$6.7	$(104.2)	$(78.4)	$(175.9)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(a)
Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and OPEB items and foreign currency items are recorded in Other expense (income), net.

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Stock options	$0.4	$1.3	$2.8	$2.9
RSUs	2.0	2.4	6.4	5.5
PSUs	1.8	1.3	3.4	3.1
Deferred compensation	0.5	0.5	2.2	0.6
Pre-tax expense	4.7	5.5	14.8	12.1
Tax benefit	(0.6)	(0.4)	(1.8)	(0.9)
After-tax expense	$4.1	$5.1	$13.0	$11.2

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2019		2018
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	195,675	$19.58	160,614	$21.29
RSUs	115,137	$89.21	108,180	$85.26

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. The 2018 grant is the last eligible grant to defer under the plan. During the six months ended June 30, 2019, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted performance shares and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 - RESTRUCTURING ACTIVITIES

During the three months ended June 30, 2019 and 2018, the Company recorded $8.1 million and $0.7 million, respectively, of expenses associated with restructuring activities. During the six months ended June 30, 2019 and 2018, the Company recorded $9.8 million and $1.4 million, respectively, of expenses associated with restructuring activities. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

In June 2019, the Company closed its production facility in Turkey to help streamline its operational footprint in the EMEIA region. Associated with this closure, the Company incurred approximately $3.6 million of restructuring expenses during the three months ended June 30, 2019, which are included within the current year restructuring expenses discussed above. These expenses are primarily related to severance and other employee separation costs.

The changes in the restructuring reserve during the six months ended June 30, 2019, were as follows:

In millions	Total
December 31, 2018	$2.1
Additions, net of reversals	9.8
Cash and non-cash uses	(3.8)
June 30, 2019	$8.1

The majority of the costs accrued as of June 30, 2019, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring expenses of $2.7 million during the three months ended June 30, 2019, and $4.1 million during the six months ended June 30, 2019, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. All of the non-qualified restructuring expenses incurred during the three months ended June 30, 2019, related to the closure of the Company's production facility in Turkey discussed above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company anticipates additional future expenses in the third and fourth quarters of 2019 related to the closure of its Turkey operations and associated restructuring activity. These future costs, including what are anticipated to be classified as both qualified and non-qualified restructuring expenses, are not expected to exceed $10 million.

NOTE 15 - OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Interest income	$(0.4)	$(0.1)	$(0.7)	$(0.3)
Foreign currency exchange loss (gain)	0.5	(0.6)	0.3	(0.2)
Loss (earnings) from equity method investments	0.3	(0.1)	0.4	(0.1)
Net periodic pension and postretirement benefit cost (income), less service cost	0.9	(0.8)	1.8	(1.6)
Other	(0.6)	—	(2.2)	0.2
Other expense (income), net	$0.7	$(1.6)	$(0.4)	$(2.0)

NOTE 16 - INCOME TAXES

The effective income tax rates for the three months ended June 30, 2019 and 2018, were 16.9% and 13.4%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to the unfavorable year-over-year change in taxes accrued on unremitted earnings and the unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

The effective income tax rates for the six months ended June 30, 2019 and 2018 were 16.4% and 14.4%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to the unfavorable year-over-year change in taxes accrued on unremitted earnings and the unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Weighted-average number of basic shares	93.8	95.0	94.1	95.1
Shares issuable under incentive stock plans	0.7	0.6	0.7	0.6
Weighted-average number of diluted shares	94.5	95.6	94.8	95.7

At June 30, 2019, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding expense of the warranty obligation is accrued as a liability (see Note 20).

The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the six months ended June 30, 2019 and 2018, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company's Net revenues related to both tangible product sales and services for the three and six months ended June 30, 2019 and 2018, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended June 30, 2019				Six months ended June 30, 2019
In millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$545.1	$137.1	$41.8	$724.0	$1,020.4	$275.8	$76.5	$1,372.7
Services	—	5.1	2.1	7.2	—	9.3	4.2	13.5
Total Net revenues	$545.1	$142.2	$43.9	$731.2	$1,020.4	$285.1	$80.7	$1,386.2

	Three months ended June 30, 2018				Six months ended June 30, 2018
In millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$526.8	$143.3	$30.1	$700.2	$965.8	$290.1	$53.9	$1,309.8
Services	—	4.5	—	4.5	—	8.0	—	8.0
Total Net revenues	$526.8	$147.8	$30.1	$704.7	$965.8	$298.1	$53.9	$1,317.8

As of June 30, 2019, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Net revenues
Americas	$545.1	$526.8	$1,020.4	$965.8
EMEIA	142.2	147.8	285.1	298.1
Asia Pacific	43.9	30.1	80.7	53.9
Total	$731.2	$704.7	$1,386.2	$1,317.8
Segment operating income (loss)
Americas	$161.2	$152.0	$282.1	$261.7
EMEIA	1.6	11.2	12.4	19.7
Asia Pacific	1.3	0.8	(0.2)	(0.7)
Total	164.1	164.0	294.3	280.7
Reconciliation to Operating income
Unallocated corporate expense	(18.4)	(20.6)	(40.6)	(38.6)
Operating income	145.7	143.4	253.7	242.1
Reconciliation to earnings before income taxes
Interest expense	13.4	13.4	27.1	26.3
Other expense (income), net	0.7	(1.6)	(0.4)	(2.0)
Earnings before income taxes	$131.6	$131.6	$227.0	$217.8

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

During the three months ended June 30, 2019 and 2018, the Company incurred $0.6 million and $0.6 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. During the six months ended June 30, 2019 and 2018, the Company incurred $1.0 million and $1.3 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. As of June 30, 2019 and December 31, 2018, the Company has recorded reserves for environmental matters of $20.8 million and $22.6 million, respectively. The total reserve at June 30, 2019 and December 31, 2018, included $4.9 million and $6.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company's total current environmental reserve at June 30, 2019 and December 31, 2018, was $4.9 million and $5.6 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2019	2018
Balance at beginning of period	$14.5	$14.1
Reductions for payments	(4.4)	(3.7)
Accruals for warranties issued during the current period	5.7	4.1
Changes to accruals related to preexisting warranties	(0.2)	—
Acquisitions	—	0.4
Currency translation	—	(0.1)
Balance at end of period	$15.6	$14.8

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

NOTE 21 - GUARANTOR INFORMATION

Allegion US Hold Co is the issuer of the 3.200% and 3.550% Senior Notes. Allegion plc is the guarantor of the 3.200% and 3.550% Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, is being presented in order to meet the reporting requirements under the Senior Notes indenture and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuer, Allegion plc, whom is the guarantor, are not required to be filed with the SEC as the subsidiary debt issuer is directly or indirectly 100% owned by the Parent, whom is the guarantor, and the guarantees are full and unconditional and joint and several.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$731.2	$—	$731.2
Cost of goods sold	—	—	410.5	—	410.5
Selling and administrative expenses	1.7	—	173.3	—	175.0
Operating (loss) income	(1.7)	—	147.4	—	145.7
Equity earnings (loss) in affiliates, net of tax	119.7	72.8	—	(192.5)	—
Interest expense	7.2	6.2	—	—	13.4
Intercompany interest and fees	1.5	26.5	(28.0)	—	—
Other expense, net	—	—	0.7	—	0.7
Earnings (loss) before income taxes	109.3	40.1	174.7	(192.5)	131.6
Provision (benefit) for income taxes	—	(8.0)	30.2	—	22.2
Net earnings (loss)	109.3	48.1	144.5	(192.5)	109.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$109.3	$48.1	$144.4	$(192.5)	$109.3

Total comprehensive income (loss)	$115.0	$45.8	$150.8	$(197.1)	$114.5
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Total comprehensive income (loss) attributable to Allegion plc	$115.0	$45.8	$151.3	$(197.1)	$115.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$1,386.2	$—	$1,386.2
Cost of goods sold	—	—	788.6	—	788.6
Selling and administrative expenses	3.1	—	340.8	—	343.9
Operating (loss) income	(3.1)	—	256.8	—	253.7
Equity earnings (loss) in affiliates, net of tax	209.0	108.0	—	(317.0)	—
Interest expense	14.7	12.3	0.1	—	27.1
Intercompany interest and fees	1.7	52.8	(54.5)	—	—
Other income, net	—	—	(0.4)	—	(0.4)
Earnings (loss) before income taxes	189.5	42.9	311.6	(317.0)	227.0
Provision (benefit) for income taxes	—	(16.0)	53.3	—	37.3
Net earnings (loss)	189.5	58.9	258.3	(317.0)	189.7
Less: Net earnings attributable to noncontrolling interests	—	—	0.2	—	0.2
Net earnings (loss) attributable to Allegion plc	$189.5	$58.9	$258.1	$(317.0)	$189.5

Total comprehensive income (loss)	$179.9	$55.4	$251.2	$(306.4)	$180.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Total comprehensive income (loss) attributable to Allegion plc	$179.9	$55.4	$251.0	$(306.4)	$179.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$704.7	$—	$704.7
Cost of goods sold	—	—	399.1	—	399.1
Selling and administrative expenses	2.2	—	160.0	—	162.2
Operating (loss) income	(2.2)	—	145.6	—	143.4
Equity earnings (loss) in affiliates, net of tax	123.0	43.3	0.1	(166.4)	—
Interest expense	6.9	6.3	0.2	—	13.4
Intercompany interest and fees	—	26.4	(26.4)	—	—
Other income, net	—	—	(1.6)	—	(1.6)
Earnings (loss) before income taxes	113.9	10.6	173.5	(166.4)	131.6
Provision (benefit) for income taxes	—	(4.1)	21.7	—	17.6
Net earnings (loss)	113.9	14.7	151.8	(166.4)	114.0
Less: Net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$113.9	$14.7	$151.7	$(166.4)	$113.9

Total comprehensive income (loss)	$64.7	$14.9	$94.4	$(111.5)	$62.5
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(2.2)	—	(2.2)
Total comprehensive income (loss) attributable to Allegion plc	$64.7	$14.9	$96.6	$(111.5)	$64.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the six months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$1,317.8	$—	$1,317.8
Cost of goods sold	—	—	754.4	—	754.4
Selling and administrative expenses	3.3	—	318.0	—	321.3
Operating (loss) income	(3.3)	—	245.4	—	242.1
Equity earnings (loss) in affiliates, net of tax	202.4	73.2	0.1	(275.7)	—
Interest expense	13.0	13.1	0.2	—	26.3
Intercompany interest and fees	—	51.9	(51.9)	—	—
Other income, net	—	—	(2.0)	—	(2.0)
Earnings (loss) before income taxes	186.1	8.2	299.2	(275.7)	217.8
Provision (benefit) for income taxes	—	(12.3)	43.7	—	31.4
Net earnings (loss)	186.1	20.5	255.5	(275.7)	186.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$186.1	$20.5	$255.2	$(275.7)	$186.1

Total comprehensive income (loss)	$163.0	$22.6	$223.3	$(246.9)	$162.0
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Total comprehensive income (loss) attributable to Allegion plc	$163.0	$22.6	$224.3	$(246.9)	$163.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
June 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Current assets:
Cash and cash equivalents	$4.2	$1.3	$152.3	$—	$157.8
Restricted cash	—	—	3.4	—	3.4
Accounts and notes receivable, net	0.1	—	379.9	—	380.0
Inventories	—	—	304.7	—	304.7
Other current assets	0.2	16.5	21.4	(0.8)	37.3
Accounts and notes receivable affiliates	—	824.5	381.2	(1,205.7)	—
Total current assets	4.5	842.3	1,242.9	(1,206.5)	883.2
Investment in affiliates	1,463.2	853.3	—	(2,316.5)	—
Property, plant and equipment, net	—	—	281.7	—	281.7
Intangible assets, net	—	—	1,411.7	—	1,411.7
Notes receivable affiliates	31.2	1,061.2	2,822.5	(3,914.9)	—
Other noncurrent assets	5.1	76.1	191.5	—	272.7
Total assets	$1,504.0	$2,832.9	$5,950.3	$(7,437.9)	$2,849.3
Current liabilities:
Accounts payable and other current liabilities	$2.9	$6.8	$473.1	$(0.8)	$482.0
Short-term borrowings and current maturities of long-term debt	35.0	—	0.1	—	35.1
Accounts and notes payable affiliates	1.9	379.2	824.6	(1,205.7)	—
Total current liabilities	39.8	386.0	1,297.8	(1,206.5)	517.1
Long-term debt	599.1	793.3	0.7	—	1,393.1
Notes payable affiliates	202.0	2,620.6	1,092.3	(3,914.9)	—
Other noncurrent liabilities	2.6	5.9	267.0	—	275.5
Total liabilities	843.5	3,805.8	2,657.8	(5,121.4)	2,185.7
Equity:
Total shareholders' equity (deficit)	660.5	(972.9)	3,289.4	(2,316.5)	660.5
Noncontrolling interests	—	—	3.1	—	3.1
Total equity (deficit)	660.5	(972.9)	3,292.5	(2,316.5)	663.6
Total liabilities and equity	$1,504.0	$2,832.9	$5,950.3	$(7,437.9)	$2,849.3

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(1.5)	$(93.4)	$217.6	$(15.7)	$107.0
Cash flows from investing activities:
Capital expenditures	—	—	(29.3)	—	(29.3)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(4.6)	—	(4.6)
Other investing activities, net	—	(1.5)	(2.3)	1.5	(2.3)
Net cash (used in) provided by investing activities	—	(1.5)	(36.2)	1.5	(36.2)
Cash flows from financing activities:
Debt repayments, net	(17.5)	—	(0.4)	—	(17.9)
Net inter-company proceeds (payments)	201.6	95.2	(296.8)	—	—
Dividends paid	—	—	(15.7)	15.7	—
Dividends paid to shareholders	(50.5)	—	—	—	(50.5)
Repurchase of ordinary shares	(133.6)	—	—	—	(133.6)
Other financing activities, net	1.5	—	1.4	(1.5)	1.4
Net cash provided by (used in) financing activities	1.5	95.2	(311.5)	14.2	(200.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	0.4	—	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	—	0.3	(129.7)	—	(129.4)
Cash, cash equivalents and restricted cash - beginning of period	4.2	1.0	285.4	—	290.6
Cash, cash equivalents and restricted cash - end of period	$4.2	$1.3	$155.7	$—	$161.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the six months ended June 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$108.9	$(62.3)	$246.0	$(173.9)	$118.7
Cash flows from investing activities:
Capital expenditures	—	—	(20.9)	—	(20.9)
Acquisition of and equity investments in businesses, net of cash acquired	—	(233.3)	(47.2)	—	(280.5)
Other investing activities, net	—	—	0.1	—	0.1
Net cash used in investing activities	—	(233.3)	(68.0)	—	(301.3)
Cash flows from financing activities:
Debt repayments, net	(17.5)	—	(0.9)	—	(18.4)
Net inter-company (payments) proceeds	(21.7)	295.9	(274.2)	—	—
Dividends paid	—	—	(173.9)	173.9	—
Dividends paid to shareholders	(39.7)	—	—	—	(39.7)
Repurchase of ordinary shares	(30.0)	—	—	—	(30.0)
Other financing activities, net	—	—	(2.3)	—	(2.3)
Net cash (used in) provided by financing activities	(108.9)	295.9	(451.3)	173.9	(90.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents	—	0.3	(276.9)	—	(276.6)
Cash and cash equivalents - beginning of period	0.7	0.3	465.2	—	466.2
Cash and cash equivalents - end of period	$0.7	$0.6	$188.3	$—	$189.6

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

Recent Developments

Turkey restructuring

In June 2019, we closed our production facility in Turkey to help us streamline our operational footprint in EMEIA. Associated with this closure, we incurred approximately $3.6 million of qualified restructuring expenses during the three months ended June 30, 2019, which primarily related to severance and other employee separation costs. We also incurred approximately $2.7 million of non-qualified restructuring expenses, which represent costs that were directly attributable to the closure of the facility, but that did not fall into the severance, exit or disposal category. We anticipate additional future expenses in the third and fourth quarters of 2019 related to the closure of our Turkey operations and associated restructuring activity, which are not expected to exceed $10 million.

2019 Dividends

Through June 30, 2019, we paid dividends of $0.54 per ordinary share to shareholders.

Share repurchases

During the first six months of 2019, we repurchased approximately 1.4 million shares for approximately $133.6 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2019	% of revenues	2018	% of revenues
Net revenues	$731.2		$704.7
Cost of goods sold	410.5	56.1%	399.1	56.6%
Selling and administrative expenses	175.0	23.9%	162.2	23.0%
Operating income	145.7	19.9%	143.4	20.3%
Interest expense	13.4		13.4
Other expense (income), net	0.7		(1.6)
Earnings before income taxes	131.6		131.6
Provision for income taxes	22.2		17.6
Net earnings	109.4		114.0
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net earnings attributable to Allegion plc	$109.3		$113.9
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.16		$1.19
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2019, increased by 3.8%, or $26.5 million, compared with the same period in 2018, which resulted from the following:

Pricing	2.2%
Volume	0.8%
Acquisitions	2.3%
Currency exchange rates	(1.5)%
Total	3.8%
The increase in Net revenues was primarily driven by improved pricing, higher volumes and acquisitions during the prior year, partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the three months ended June 30, 2019, increased $2.3 million compared to the same period in 2018, and Operating margin for the three months ended June 30, 2019, decreased to 19.9% from 20.3% for the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$143.4	20.3%
Pricing and productivity in excess of inflation	14.9	1.6%
Volume / product mix	2.2	0.2%
Restructuring / acquisition expenses	(8.3)	(1.2)%
Currency exchange rates	(2.1)	0.1%
Investment spending	(4.7)	(0.7)%
Acquisitions	0.3	(0.4)%
June 30, 2019	$145.7	19.9%

Operating income increased primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix and the impact from acquisitions made in 2018. These increases were partially offset by foreign currency exchange rate movements, increased restructuring and acquisition expenses and increased investment spending.
Operating margin decreased primarily due to increased restructuring and acquisition expenses, increased investment spending and the impact from acquisitions made in 2018. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable volume/product mix and foreign currency exchange rate movements.
Interest Expense
Interest expense for each of the three month periods ended June 30, 2019 and 2018 was $13.4 million.
Other Expense (Income), Net
The components of Other expense (income), net for the three months ended June 30, 2019 and 2018, were as follows:

In millions	2019	2018
Interest income	$(0.4)	$(0.1)
Foreign currency exchange loss (gain)	0.5	(0.6)
Loss (earnings) from equity method investments	0.3	(0.1)
Net periodic pension and postretirement benefit cost (income), less service cost	0.9	(0.8)
Other	(0.6)	—
Other expense (income), net	$0.7	$(1.6)

Other expense (income), net for the three months ended June 30, 2019, was unfavorable $2.3 million compared to the same period in 2018, due primarily to increased Net periodic pension and postretirement benefit cost, less service cost, of $1.7 million compared to the same period in 2018, and a foreign currency exchange loss during the three months ended June 30, 2019, compared to a foreign currency exchange gain during the three months ended June 30, 2018. These increases were partially offset by investment income of $0.6 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2019 and 2018, were 16.9% and 13.4%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to the unfavorable year-over-year change in taxes accrued on unremitted earnings and the unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2019	% of revenues	2018	% of revenues
Net revenues	$1,386.2		$1,317.8
Cost of goods sold	788.6	56.9%	754.4	57.2%
Selling and administrative expenses	343.9	24.8%	321.3	24.4%
Operating income	253.7	18.3%	242.1	18.4%
Interest expense	27.1		26.3
Other income, net	(0.4)		(2.0)
Earnings before income taxes	227.0		217.8
Provision for income taxes	37.3		31.4
Net earnings	189.7		186.4
Less: Net earnings attributable to noncontrolling interests	0.2		0.3
Net earnings attributable to Allegion plc	$189.5		$186.1
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$2.00		$1.94
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2019, increased by 5.2%, or $68.4 million, compared with the same period in 2018, which resulted from the following:

Pricing	2.1%
Volume	2.2%
Acquisitions	2.8%
Currency exchange rates	(1.9)%
Total	5.2%
The increase in Net revenues was primarily driven by higher volumes, improved pricing and acquisitions during the prior year, partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the six months ended June 30, 2019, increased $11.6 million compared to the same period in 2018, and Operating margin for the six months ended June 30, 2019, decreased to 18.3% from 18.4% for the same period in 2018 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$242.1	18.4%
Pricing and productivity in excess of inflation	20.7	1.2%
Volume / product mix	12.3	0.5%
Restructuring / acquisition expenses	(9.7)	(0.7)%
Currency exchange rates	(4.7)	(0.1)%
Investment spending	(6.9)	(0.5)%
Acquisitions	(0.1)	(0.5)%
June 30, 2019	$253.7	18.3%

Operating income increased primarily due to pricing improvements and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased restructuring and acquisition expenses, increased investment spending and the impact from acquisitions made in 2018.
Operating margin decreased primarily due to unfavorable foreign currency exchange rate movements, increased restructuring and acquisition expenses, increased investment spending and the impact from acquisitions made in 2018. These decreases were partially offset by pricing improvements and productivity in excess of inflation and favorable volume/product mix.
Interest Expense
Interest expense for the six months ended June 30, 2019, increased $0.8 million compared with the same period in 2018, primarily due to higher average interest rates on our Term Facility.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2019 and 2018, were as follows:

In millions	2019	2018
Interest income	$(0.7)	$(0.3)
Foreign currency exchange loss (gain)	0.3	(0.2)
Loss (earnings) from equity method investments	0.4	(0.1)
Net periodic pension and postretirement benefit cost (income), less service cost	1.8	(1.6)
Other	(2.2)	0.2
Other income, net	$(0.4)	$(2.0)

Other income, net for the six months ended June 30, 2019, decreased $1.6 million compared to the same period in 2018, due primarily to increased Net periodic pension and postretirement benefit cost, less service cost, of $3.4 million compared to the same period in 2018, and a foreign currency exchange loss during the six months ended June 30, 2019, compared to a foreign currency exchange gain during the six months ended June 30, 2018. These decreases were partially offset by investment income of $2.2 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2019 and 2018 were 16.4% and 14.4%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to the unfavorable year-over-year change in taxes accrued on unremitted earnings and the unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and six months ended June 30

	Three months ended			Six months ended
In millions	2019	2018	% Change	2019	2018	% Change
Net revenues
Americas	$545.1	$526.8	3.5%	$1,020.4	$965.8	5.7%
EMEIA	142.2	147.8	(3.8)%	285.1	298.1	(4.4)%
Asia Pacific	43.9	30.1	45.8%	80.7	53.9	49.7%
Total	$731.2	$704.7		$1,386.2	$1,317.8

Segment operating income (loss)
Americas	$161.2	$152.0	6.1%	$282.1	$261.7	7.8%
EMEIA	1.6	11.2	(85.7)%	12.4	19.7	(37.1)%
Asia Pacific	1.3	0.8	62.5%	(0.2)	(0.7)	71.4%
Total	$164.1	$164.0		$294.3	$280.7

Segment operating margin
Americas	29.6%	28.9%		27.6%	27.1%
EMEIA	1.1%	7.6%		4.3%	6.6%
Asia Pacific	3.0%	2.7%		(0.2)%	(1.3)%

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

Net Revenues

Net revenues for the three months ended June 30, 2019, increased by 3.5%, or $18.3 million, compared to the same period in 2018, due to the following:

Pricing	2.5%
Volume	0.8%
Acquisitions	0.4%
Currency exchange rates	(0.2)%
Total	3.5%

The increase in Net revenues is primarily due to improved pricing, higher volumes and acquisitions during the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the three months ended June 30, 2019, increased mid-single digits compared to the same period in the prior year, primarily driven by higher volumes, improved pricing and acquisitions during the prior year. Net revenues from residential products for the three months ended June 30, 2019, were flat compared to the same period in the prior year.

Net revenues for the six months ended June 30, 2019, increased by 5.7%, or $54.6 million, compared to the same period in 2018, due to the following:

Pricing	2.6%
Volume	2.7%
Acquisitions	0.6%
Currency exchange rates	(0.2)%
Total	5.7%

The increase in Net revenues is primarily due to higher volumes, improved pricing and acquisitions during the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the six months ended June 30, 2019, increased high single digits compared to the same period in the prior year, primarily driven by higher volumes, improved pricing and acquisitions during the prior year. Net revenues from residential products for the six months ended June 30, 2019, were flat compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2019, increased $9.2 million compared to the same period in 2018, and Segment operating margin for the three months ended June 30, 2019, increased to 29.6% from 28.9%, compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$152.0	28.9%
Pricing and productivity in excess of inflation	13.5	1.8%
Volume / product mix	0.9	(0.1)%
Currency exchange rates	(0.9)	(0.1)%
Investment spending	(3.3)	(0.6)%
Acquisitions	(0.1)	(0.1)%
Restructuring / acquisition expenses	(0.9)	(0.2)%
June 30, 2019	$161.2	29.6%
Segment operating income increased primarily due to pricing improvements and productivity in excess of inflation and changes in volume/product mix. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, increased restructuring and acquisition expenses and the impact from acquisitions made in 2018.
Segment operating margin increased due to pricing improvement and productivity in excess of inflation. This increase was partially offset by changes in volume/product mix, unfavorable foreign currency exchange rate movements, increased investment spending, year-over-year increases in restructuring and acquisition expenses and the impact from acquisitions made in 2018.

Segment operating income for the six months ended June 30, 2019, increased $20.4 million compared to the same period in 2018, and Segment operating margin for the six months ended June 30, 2019, increased to 27.6% from 27.1%, compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$261.7	27.1%
Pricing and productivity in excess of inflation	20.2	1.3%
Volume / product mix	9.4	0.3%
Currency exchange rates	(1.5)	(0.1)%
Investment spending	(4.9)	(0.5)%
Acquisitions	(0.7)	(0.3)%
Restructuring / acquisition expenses	(2.1)	(0.2)%
June 30, 2019	$282.1	27.6%

The increases were primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, year-over-year increases in restructuring and acquisition expense and the impact from acquisitions made in 2018.

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

Net Revenues

Net revenues for the three months ended June 30, 2019, decreased by 3.8%, or $5.6 million, compared to the same period in 2018, due to the following:

Pricing	1.3%
Volume	0.4%
Currency exchange rates	(5.5)%
Total	(3.8)%

The decrease in Net revenues is primarily due to unfavorable foreign currency exchange rate movements. This decrease is partially offset by improved pricing and higher volumes.

Net revenues for the six months ended June 30, 2019, decreased by 4.4%, or $13.0 million, compared to the same period in 2018, due to the following:

Pricing	1.1%
Volume	0.6%
Acquisitions	0.4%
Currency exchange rates	(6.5)%
Total	(4.4)%

The decrease in Net revenues is primarily due to unfavorable foreign currency exchange rate movements. This decrease is partially offset by improved pricing, higher volumes and an acquisition in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2019, decreased $9.6 million compared to the same period in 2018, and Segment operating margin for the three months ended June 30, 2019, decreased to 1.1% from 7.6% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$11.2	7.6%
Pricing and productivity in excess of inflation	0.6	0.3%
Volume / product mix	0.7	0.5%
Currency exchange rates	(1.1)	(0.5)%
Investment spending	(1.0)	(0.7)%
Restructuring / acquisition expenses	(8.8)	(6.1)%
June 30, 2019	$1.6	1.1%

The decreases were primarily due to year-over-year increases in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by favorable volume/product mix and pricing improvements and productivity in excess of inflation.

Segment operating income for the six months ended June 30, 2019, decreased $7.3 million compared to the same period in 2018, and Segment operating margin for the six months ended June 30, 2019, decreased to 4.3% from 6.6% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$19.7	6.6%
Pricing and productivity in excess of inflation	4.0	1.2%
Volume / product mix	2.4	0.8%
Currency exchange rates	(3.0)	(0.7)%
Investment spending	(1.5)	(0.5)%
Restructuring / acquisition expenses	(9.2)	(3.1)%
June 30, 2019	$12.4	4.3%

The decreases were primarily due to year-over-year increases in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by favorable volume/product mix and pricing improvements and productivity in excess of inflation.

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

Net Revenues

Net revenues for the three months ended June 30, 2019, increased by 45.8%, or $13.8 million, compared to the same period in 2018, due to the following:

Volume	4.7%
Acquisitions	47.3%
Currency exchange rates	(6.2)%
Total	45.8%

The increase in Net revenues was primarily due to an acquisition during the prior year and higher volumes. These increases were partially offset by unfavorable foreign currency exchange rate movements.

Net revenues for the six months ended June 30, 2019, increased by 49.7%, or $26.8 million, compared to the same period in 2018, due to the following:

Pricing	(0.2)%
Volume	1.9%
Acquisitions	54.2%
Currency exchange rates	(6.2)%
Total	49.7%

The increase in Net revenues was primarily due to an acquisition during the prior year and higher volumes. These increases were partially offset by unfavorable foreign currency exchange rate movements and lower pricing.

Operating income (loss)/margin

Segment operating income for the three months ended June 30, 2019, increased $0.5 million compared to the same period in 2018, and Segment operating margin for the three months ended June 30, 2019, increased to 3.0% from 2.7% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2018	$0.8	2.7%
Pricing and productivity in excess of inflation	0.6	2.1%
Volume / product mix	0.6	1.6%
Currency exchange rates	(0.1)	(0.2)%
Investment spending	(0.4)	(1.3)%
Acquisitions	0.4	—%
Restructuring / acquisition expenses	(0.6)	(1.9)%
June 30, 2019	$1.3	3.0%

Segment operating income increased primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and the impact of an acquisition in the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements, year-over-year increases in restructuring and acquisition expenses and increased investment spending.

Segment operating margin increased primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by unfavorable foreign currency exchange rate movements, year-over-year increases in restructuring and acquisition expenses and increased investment spending.

Segment operating loss for the six months ended June 30, 2019, decreased $0.5 million compared to the same period in 2018, and Segment operating margin for the six months ended June 30, 2019, improved to (0.2)% from (1.3)% compared to the same period in 2018, due to the following:

In millions	Operating Loss	Operating Margin
June 30, 2018	$(0.7)	(1.3)%
Pricing and productivity in excess of inflation	0.9	1.8%
Volume / product mix	0.4	0.7%
Currency exchange rates	(0.1)	(0.2)%
Investment spending	(0.5)	(1.0)%
Acquisitions	0.6	1.3%
Restructuring / acquisition expenses	(0.8)	(1.5)%
June 30, 2019	$(0.2)	(0.2)%

These improvements were primarily due to favorable volume/product mix, pricing improvements and productivity in excess of inflation and the impact of an acquisition in the prior year. These improvements were partially offset by unfavorable foreign currency exchange rate movements, year-over-year increases in restructuring and acquisition expenses and increased investment spending.

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

In millions	2019	2018
Net cash provided by operating activities	$107.0	$118.7
Net cash used in investing activities	(36.2)	(301.3)
Net cash used in financing activities	(200.6)	(90.4)
Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019, decreased $11.7 million compared to the same period in 2018. This decrease in net cash provided by operating activities for the six months ended June 30, 2019, was primarily due to changes in working capital.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019, decreased $265.1 million compared to the same period in 2018. The decrease in net cash used in investing activities is primarily due to cash payments related to acquisitions in the prior year, partially offset by an increase in capital expenditures during the six months ended June 30, 2019, compared to the same period in 2018.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2019, increased $110.2 million compared to the same period in 2018. The increase in cash used in financing activities is primarily due to $133.6 million of cash used to repurchase shares during the six months ended June 30, 2019, compared to $30.0 million during the same period in 2018. Additionally, dividend payments increased by $10.8 million during the six months ended June 30, 2019, compared to the same period in 2018.

Capitalization

Long-term debt consisted of the following:

In millions	June 30, 2019	December 31, 2018
Term Facility	$638.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
Other debt	0.8	1.2
Total borrowings outstanding	1,439.6	1,457.5
Less discounts and debt issuance costs, net	(11.4)	(12.7)
Total debt	1,428.2	1,444.8
Less current portion of long-term debt	35.1	35.3
Total long-term debt	$1,393.1	$1,409.5

As of June 30, 2019, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $638.8 million is outstanding at June 30, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. The Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2019, we had no borrowings outstanding on the Revolving Facility, and we had $17.0 million of letters of credit outstanding. Principal amounts repaid on the Term Facility may not be reborrowed. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

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

As of June 30, 2019, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes” and, together with the 3.200% Senior Notes, the “Notes”). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2019, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

Management believes there have been no significant changes during the six months ended June 30, 2019, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, aside from our adoption of ASC 842 on January 1, 2019.

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

•	changes in tax requirements, including tax rate changes, the adoption of new U.S. or non-U.S. tax legislation or exposure to additional tax liabilities and revised tax law interpretations;

•	changes to trade agreements, sanctions, import and export regulations and custom duties;

•	the outcome of any litigation, governmental investigations or proceedings;

•	interest rate fluctuations and other changes in borrowing costs, in addition to risks associated with our outstanding and future indebtedness;

•	other capital market conditions, including availability of funding sources;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	ability to recruit and retain a highly qualified and diverse workforce;

•	risks related to our spin-off from Ingersoll Rand plc;

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the second quarter of 2019. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has implemented changes to internal controls due to the adoption of ASC 842 effective January 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, labor and employment matters, product liability claims, environmental liabilities, antitrust and trade regulation matters, intellectual property disputes and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
April 1 - April 30	213	93.66	213	$289,007
May 1 - May 31	460	99.77	460	243,138
June 1 - June 30	41	97.94	41	239,095
Total	714	97.84	714	$239,095

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
Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 25, 2019	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 25, 2019	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer