Form 10-Q
period 2019-09-30
Allegion plc
filed 2019-10-24
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
+(353) (1) 2546200
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Ordinary shares, par value $0.01 per share	ALLE	New York Stock Exchange
3.500% Senior Notes due 2029	ALLE 3 ½	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 21, 2019 was 92,916,555.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2019	2018	2019	2018
Net revenues	$748.3	$711.5	$2,134.5	$2,029.3
Cost of goods sold	412.8	402.1	1,201.4	1,156.5
Selling and administrative expenses	167.4	167.1	511.3	488.4
Operating income	168.1	142.3	421.8	384.4
Interest expense	15.6	14.0	42.7	40.3
Other expense (income), net	2.0	(1.9)	1.6	(3.9)
Earnings before income taxes	150.5	130.2	377.5	348.0
Provision for income taxes	18.8	14.1	56.1	45.5
Net earnings	131.7	116.1	321.4	302.5
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.3	0.4
Net earnings attributable to Allegion plc	$131.6	$116.0	$321.1	$302.1
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.41	$1.22	$3.42	$3.18
Diluted net earnings	$1.40	$1.21	$3.40	$3.15
Weighted-average shares outstanding
Basic	93.3	95.1	93.8	95.1
Diluted	94.0	95.8	94.5	95.8

Total comprehensive income	$90.8	$103.3	$270.9	$265.3
Less: Total comprehensive loss attributable to noncontrolling interests	(0.9)	(0.6)	(0.7)	(1.6)
Total comprehensive income attributable to Allegion plc	$91.7	$103.9	$271.6	$266.9
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$232.9	$283.8
Restricted cash	3.4	6.8
Accounts and notes receivable, net	367.5	324.9
Inventories	293.9	280.3
Other current assets	32.5	35.0
Assets held for sale	2.9	0.8
Total current assets	933.1	931.6
Property, plant and equipment, net	281.9	276.7
Goodwill	860.4	883.0
Intangible assets, net	511.7	547.1
Other noncurrent assets	278.3	171.8
Total assets	$2,865.4	$2,810.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208.8	$235.0
Accrued expenses and other current liabilities	282.3	250.5
Short-term borrowings and current maturities of long-term debt	0.1	35.3
Total current liabilities	491.2	520.8
Long-term debt	1,427.0	1,409.5
Other noncurrent liabilities	260.0	225.9
Total liabilities	2,178.2	2,156.2
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (93,018,092 and 94,637,450 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	957.1	873.6
Accumulated other comprehensive loss	(273.0)	(223.5)
Total Allegion plc shareholders’ equity	685.0	651.0
Noncontrolling interests	2.2	3.0
Total equity	687.2	654.0
Total liabilities and equity	$2,865.4	$2,810.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2019	2018
Cash flows from operating activities:
Net earnings	$321.4	$302.5
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	62.6	65.8
Changes in assets and liabilities and other non-cash items	(104.6)	(107.9)
Net cash provided by operating activities	279.4	260.4
Cash flows from investing activities:
Capital expenditures	(49.4)	(31.8)
Acquisition of and equity investments in businesses, net of cash acquired	(4.6)	(375.8)
Other investing activities, net	(2.0)	(1.1)
Net cash used in investing activities	(56.0)	(408.7)
Cash flows from financing activities:
Payments of short-term borrowings	(0.3)	(0.7)
Proceeds from revolving facility	—	115.0
Repayments of revolving facility	—	(115.0)
Proceeds from issuance of senior notes	400.0	—
Payments of other long-term debt	(417.7)	(26.7)
Debt repayments, net	(18.0)	(27.4)
Debt issuance costs	(3.0)	—
Dividends paid to ordinary shareholders	(75.5)	(59.6)
Repurchase of ordinary shares	(179.7)	(30.0)
Other financing activities, net	1.8	0.1
Net cash used in financing activities	(274.4)	(116.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	(4.5)
Net decrease in cash, cash equivalents and restricted cash	(54.3)	(269.7)
Cash, cash equivalents and restricted cash - beginning of period	290.6	466.2
Cash, cash equivalents and restricted cash - end of period	$236.3	$196.5
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventory were as follows:

In millions	September 30, 2019	December 31, 2018
Raw materials	$127.0	$117.2
Work-in-process	34.6	34.4
Finished goods	132.3	128.7
Total	$293.9	$280.3

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019, were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2018 (gross)	$486.1	$767.1	$115.3	$1,368.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2018 (net)	486.1	288.5	108.4	883.0
Acquisitions and adjustments(a)	(1.3)	2.7	(4.4)	(3.0)
Currency translation	—	(13.7)	(5.9)	(19.6)
September 30, 2019 (net)	$484.8	$277.5	$98.1	$860.4

(a)
In 2019, the Company made reclassifications to goodwill across all segments related to a change in how revenue is managed for a specific immaterial product line where revenue previously managed in the Asia Pacific segment is now being managed in the Americas and EMEIA segments.

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2019			December 31, 2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$58.3	$(17.4)	$40.9	$59.4	$(14.2)	$45.2
Customer relationships	403.2	(99.6)	303.6	419.3	(88.5)	330.8
Trade names (finite-lived)	80.2	(47.2)	33.0	84.9	(47.4)	37.5
Other	14.9	(7.4)	7.5	9.5	(6.5)	3.0
Total finite-lived intangible assets	556.6	$(171.6)	385.0	573.1	$(156.6)	416.5
Trade names (indefinite-lived)	126.7		126.7	130.6		130.6
Total	$683.3		$511.7	$703.7		$547.1

Intangible asset amortization expense was $23.3 million and $28.6 million for the nine months ended September 30, 2019 and 2018, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $30.3 million for full year 2019, $28.2 million for 2020, $28.2 million for 2021, $28.1 million for 2022 and $28.0 million for 2023.

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
Total cash paid for these acquisitions was approximately $373 million (net of cash acquired), including $4.6 million during the nine months ended September 30, 2019. These acquisitions were accounted for as business combinations. The allocation of the aggregate purchase price to assets acquired and liabilities assumed was complete for all six acquisitions as of June 30, 2019.

The allocation of the aggregate purchase price to assets acquired and liabilities assumed for the acquisitions listed above was as follows:

In millions
Accounts receivable, net	$28.9
Inventories	28.5
Other current assets	1.3
Property, plant and equipment, net	27.6
Goodwill	139.8
Intangible assets, net	204.3
Other noncurrent assets	2.0
Accounts payable	(11.1)
Accrued expenses and other current liabilities	(35.7)
Other noncurrent liabilities	(11.1)
Total	$374.5

Intangible assets were primarily comprised of approximately $59 million of indefinite-lived trade names, $112 million of customer relationships and $33 million of completed technologies and other intangibles, which included approximately $6 million of acquired backlog revenue. The customer relationships have a 17-year weighted-average useful life, while the completed technologies and other intangibles, excluding the backlog revenue, have a 16-year weighted-average useful life. The backlog revenue was fully amortized as of June 30, 2018.

Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, for example, assembled workforce. The majority of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2018, reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2017:

In millions	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net revenues	$711.5	$2,071.8
Net earnings attributable to Allegion plc	119.3	313.1

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

During the three months ended September 30, 2019 and 2018, the Company incurred $0.1 million and $4.1 million, respectively, of acquisition and integration related expenses. During the nine months ended September 30, 2019 and 2018, the Company incurred $1.9 million and $8.6 million, respectively, of acquisition and integration related expenses. These expenses are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

In 2018, the Company also made $8 million of equity method investments in three entities, Yonomi Inc., a U.S. based mobile application and cloud platform provider for connected living, Nuki GmbH, a European retrofit residential smart lock innovator, and Conneqtech, a European based IoT platform developer specializing in connected mobility and tracking features for bicycles and healthcare.

NOTE 7 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2019	December 31, 2018
Term Facility	$238.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	—
Other debt	0.7	1.2
Total borrowings outstanding	1,439.5	1,457.5
Less discounts and debt issuance costs, net	(12.4)	(12.7)
Total debt	1,427.1	1,444.8
Less current portion of long-term debt	0.1	35.3
Total long-term debt	$1,427.0	$1,409.5

Unsecured Credit Facilities

As of September 30, 2019, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the three months ended September 30, 2019, the Company made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance, utilizing all of the net proceeds from the issuance of the 3.500% Senior Notes due 2029 (see below), plus cash on hand. As a result of this payment, the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022. In conjunction with this principal pay down, the Company recognized a $2.7 million charge related to the write-off of previously deferred financing costs related to the Term Facility, which is included in Interest expense in the Condensed and Consolidated Statements of Comprehensive Income for both the three and nine month periods ended September 30, 2019.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2019, there were no borrowings outstanding on the Revolving Facility and the Company had $16.2 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At September 30, 2019, the outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings as of September 30, 2019 (see Note 8).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of September 30, 2019, the Company was in compliance with all covenants.

Senior Notes

As of September 30, 2019, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”). The 3.200% Senior Notes and the 3.550% Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

During the three months ended September 30, 2019, Allegion plc issued $400.0 million aggregate principal amount of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1, beginning April 1, 2020, and will mature on October 1, 2029. Net proceeds from the issuance of the 3.500% Senior Notes, along with cash on hand, were utilized to make the $400.0 million principal payment on the Term Facility discussed above. The Company incurred and deferred $4.3 million of discounts and financing costs associated with the 3.500% Senior Notes, which will be amortized to Interest expense over the 10-year term of the 3.500% Senior Notes. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.

The weighted-average interest rate for borrowings was 2.70% under the Credit Facilities (including the effect of interest rate swaps), 3.200% under the 3.200% Senior Notes, 3.550% under the 3.550% Senior Notes, and 3.500% under the 3.500% Senior Notes at September 30, 2019.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $133.2 million and $81.8 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, gains of $0.3 million and $1.8 million, net of tax, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2019, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period related to the Company's variable rate Term Facility. The notional amount of these interest rate swaps was $200.0 million and $250.0 million at September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019, the Company settled an interest rate swap with a $50.0 million notional amount in conjunction with the principal pay down on the outstanding Term Facility (see Note 7). The remaining interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At September 30, 2019 and December 31, 2018, gains of $0.7 million and $4.3 million, net of tax, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of approximately $0.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Asset derivatives
Currency derivatives	Other current assets	$—	$1.7	$0.3	$0.4
Interest rate swaps	Other current assets	1.0	—	—	—
Interest rate swaps	Other noncurrent assets	—	5.7	—	—
Total asset derivatives		1.0	7.4	0.3	0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	0.2	—	1.1	0.1
Total liability derivatives		$0.2	$—	$1.1	$0.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended September 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives	$0.6	$—	Cost of goods sold	$0.2	$1.3
Interest rate swaps	0.1	1.5	Interest expense	1.0	0.6
Total	$0.7	$1.5		$1.2	$1.9

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives	$1.6	$2.2	Cost of goods sold	$3.5	$2.3
Interest rate swaps	(2.1)	4.1	Interest expense	2.7	1.5
Total	$(0.5)	$6.3		$6.2	$3.8

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

NOTE 9 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the nine months ended September 30, 2019, was $32.2 million and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $7.5 million for the nine months ended September 30, 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheet as of September 30, 2019.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

The amounts included within the Condensed and Consolidated Balance Sheet related to the Company's ROU asset and lease liability at September 30, 2019, were as follows:

In millions	Balance Sheet classification	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$57.7	$22.7	$80.4
Lease liability - current	Accrued expenses and other current liabilities	14.9	10.5	25.4
Lease liability - noncurrent	Other noncurrent liabilities	42.8	12.2	55.0

Other information:
Weighted-average remaining term (in years)		6.7	2.5
Weighted-average discount rate		4.6%	3.9%

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes additional information related to the Company's lease liability for the nine months ended September 30, 2019:

In millions	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$14.2	$10.5	$24.7
ROU assets obtained in exchange for new lease liabilities	8.5	12.1	20.6

The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of September 30, 2019, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Future minimum rental commitments for the subsequent five years under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 were as follows:

In millions	Total
2019	$30.3
2020	21.5
2021	14.1
2022	9.3
2023	5.5

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2019 and each of the years thereafter as of September 30, 2019, are as follows:

In millions	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Real estate leases	$4.6	$16.2	$12.9	$9.8	$5.8	$18.5	$67.8
Equipment leases	3.3	10.1	6.5	2.9	0.9	0.1	23.8
Total	$7.9	$26.3	$19.4	$12.7	$6.7	$18.6	$91.6

The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2019, is due to imputed interest of $11.2 million.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Service cost	$1.9	$1.7	$4.9	$5.2
Interest cost	3.1	2.6	8.8	7.7
Expected return on plan assets	(3.1)	(3.6)	(9.4)	(10.9)
Administrative costs and other	0.5	0.5	1.3	1.4
Net amortization of:
Prior service costs	—	—	0.2	0.2
Plan net actuarial losses	1.4	1.1	3.5	3.0
Net periodic pension benefit cost	$3.8	$2.3	$9.3	$6.6

	Non-U.S.
	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Service cost	$0.4	$0.4	$1.2	$1.4
Interest cost	2.1	2.2	6.5	6.4
Expected return on plan assets	(3.2)	(3.9)	(9.7)	(11.7)
Administrative costs and other	0.3	0.4	1.0	1.2
Net amortization of:
Prior service costs	0.1	—	0.2	—
Plan net actuarial losses	0.3	0.3	1.0	0.7
Net curtailment and settlement losses	0.1	—	1.5	—
Net periodic pension benefit cost (income)	$0.1	$(0.6)	$1.7	$(2.0)

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

The Company made employer contributions of $6.8 million and $6.6 million during the nine months ended September 30, 2019 and 2018, respectively, to its defined benefit pension plans. Additional contributions of approximately $3.3 million are expected during the remainder of 2019.

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
Assets and liabilities measured at fair value at September 30, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$16.3	$—	$16.3
Interest rate swaps	—	1.0	—	1.0
Foreign currency contracts	—	0.3	—	0.3
Total asset recurring fair value measurements	$—	$17.6	$—	$17.6
Liabilities:
Foreign currency contracts	$—	$1.3	$—	$1.3
Deferred compensation and other retirement plans	—	21.6	—	21.6
Total liability recurring fair value measurements	$—	$22.9	$—	$22.9
Financial instruments not carried at fair value
Total debt	$—	$1,461.5	$—	$1,461.5
Total financial instruments not carried at fair value	$—	$1,461.5	$—	$1,461.5

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

•
Interest rate swaps – These instruments include interest rate swap contracts related to the Company's variable rate Term Facility. The fair value of the derivative instruments is determined based on quoted prices for the Company's swaps, which is not considered an active market.

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

•
Debt – These instruments are recorded at cost and include senior notes maturing through 2029. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The carrying values of Cash and cash equivalents, Restricted cash, Accounts and notes receivable, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2019, are the same as those used at December 31, 2018.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2019, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2018	$654.0	$0.9	94.6	$—	$873.6	$(223.5)	$3.0
Net earnings	80.3	—	—	—	80.2	—	0.1
Other comprehensive (loss) income, net	(14.7)	—	—	—	—	(15.3)	0.6
Share-based compensation activity	7.1	—	0.2	7.1	—	—	—
Dividends to ordinary shareholders ($0.27 per share)	(25.5)	—	—	—	(25.5)	—	—
Repurchase of ordinary shares	(63.8)	—	(0.7)	(7.1)	(56.7)	—	—
Balance at March 31, 2019	637.4	0.9	94.1	—	871.6	(238.8)	3.7
Net earnings	109.4	—	—	—	109.3	—	0.1
Other comprehensive income (loss), net	5.1	—	—	—	—	5.7	(0.6)
Share-based compensation activity	6.8	—	0.1	6.8	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.27 per share)	(25.2)	—	—	—	(25.2)	—	—
Repurchase of ordinary shares	(69.8)	—	(0.7)	(6.8)	(63.0)	—	—
Balance at June 30, 2019	663.6	0.9	93.5	—	892.7	(233.1)	3.1
Net earnings	131.7	—	—	—	131.6	—	0.1
Other comprehensive loss, net	(40.9)	—	—	—	—	(39.9)	(1.0)
Share-based compensation activity	4.2	—	—	4.2	—	—	—
Dividends to ordinary shareholders ($0.27 per share)	(25.1)	—	—	—	(25.1)	—	—
Repurchase of ordinary shares	(46.1)	—	(0.5)	(4.2)	(41.9)	—	—
Other	(0.2)	—	—	—	(0.2)	—	—
Balance at September 30, 2019	$687.2	$0.9	93.0	$—	$957.1	$(273.0)	$2.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the components of Equity for the nine months ended September 30, 2018, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2017	$405.5	$1.0	95.1	$9.1	$544.4	$(152.9)	$3.9
Net earnings	72.4	—	—	—	72.2	—	0.2
Other comprehensive income, net	27.1	—	—	—	—	26.1	1.0
Share-based compensation activity	6.0	—	0.3	6.0	—	—	—
Dividends to ordinary shareholders ($0.21 per share)	(19.9)	—	—	—	(19.9)	—	—
Repurchase of ordinary shares	(30.0)	(0.1)	(0.4)	(15.1)	(14.8)	—	—
Balance at March 31, 2018	461.1	0.9	95.0	—	581.9	(126.8)	5.1
Net earnings	114.0	—	—	—	113.9	—	0.1
Other comprehensive loss, net	(51.5)	—	—	—	—	(49.2)	(2.3)
Share-based compensation activity	5.2	—	—	5.2	—	—	—
Dividends to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Dividends to ordinary shareholders ($0.21 per share)	(20.0)	—	—	—	(20.0)	—	—
Other	0.1	—	—	—	—	0.1	—
Balance at June 30, 2018	508.7	0.9	95.0	5.2	675.8	(175.9)	2.7
Net earnings	116.1	—	—	—	116.0	—	0.1
Other comprehensive loss, net	(12.8)	—	—	—	—	(12.1)	(0.7)
Share-based compensation activity	7.1	0.1	0.1	7.0	—	—	—
Dividends to ordinary shareholders ($0.21 per share)	(20.0)	—	—	—	(20.0)	—	—
Other	(0.1)	—	—	—	0.1	(0.2)	—
Balance at September 30, 2018	$599.0	$1.0	95.1	$12.2	$771.9	$(188.2)	$2.1

During the nine months ended September 30, 2019 and 2018, the Company paid $179.7 million and $30.0 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under a share repurchase authorization previously approved by its Board of Directors.
Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2019, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2018	$6.1	$(123.2)	$(106.4)	$(223.5)
Other comprehensive (loss) income before reclassifications	(0.5)	2.8	(51.2)	(48.9)
Amounts reclassified from accumulated other comprehensive loss(a)	(6.2)	4.7	—	(1.5)
Tax benefit (expense)	1.7	(0.8)	—	0.9
September 30, 2019	$1.1	$(116.5)	$(157.6)	$(273.0)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2018, were as follows:

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Stock options	$0.4	$1.0	$3.2	$3.9
RSUs	1.6	2.6	8.0	8.1
PSUs	1.7	1.1	5.1	4.2
Deferred compensation	(0.1)	0.6	2.1	1.2
Pre-tax expense	3.6	5.3	18.4	17.4
Tax benefit	(0.5)	(1.0)	(2.3)	(1.9)
After-tax expense	$3.1	$4.3	$16.1	$15.5

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2019		2018
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	195,675	$19.58	160,849	$21.29
RSUs	129,835	$90.91	121,928	$84.86

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2019	2018
Dividend yield	1.23%	0.97%
Volatility	21.44%	22.38%
Risk-free rate of return	2.53%	2.75%
Expected life (in years)	6.0	6.0

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

Performance Shares

The Company has a Performance Share Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. The 2018 grant is the last eligible grant to defer under the plan. During the nine months ended September 30, 2019, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

NOTE 14 - RESTRUCTURING ACTIVITIES

During the three months ended September 30, 2019 and 2018, the Company recorded $4.4 million and $2.7 million, respectively, of expenses associated with restructuring activities. During the nine months ended September 30, 2019 and 2018, the Company recorded $14.2 million and $4.1 million, respectively, of expenses associated with restructuring activities. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

Included within these current year restructuring expenses are approximately $3.6 million during the three months ended September 30, 2019, and $7.2 million during the nine months ended September 30, 2019, relating to the Company's closure of its production facility in Turkey in June 2019. The facility was closed to help streamline the Company's operational footprint in the EMEIA region, and these expenses are primarily related to severance and other employee separation costs. During the three months ended September 30, 2019, the Company committed to a plan to sell certain of the production assets previously utilized in its Turkish operations. As a result, these assets were reclassified to Assets held for sale within the Condensed and Consolidated Balance Sheet at September 30, 2019.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the restructuring reserve during the nine months ended September 30, 2019, were as follows:

In millions	Total
December 31, 2018	$2.1
Additions, net of reversals	14.2
Cash and non-cash uses	(12.9)
September 30, 2019	$3.4

The majority of the costs accrued as of September 30, 2019, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring expenses of $0.4 million during the three months ended September 30, 2019, and $4.5 million during the nine months ended September 30, 2019, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. All of the non-qualified restructuring expenses incurred during the three months ended September 30, 2019, and approximately $3.1 million during the nine months ended September 30, 2019, related to the closure of the Company's production facility in Turkey discussed above.

The Company anticipates additional future expenses in the fourth quarter of 2019 related to the closure of its Turkey operations and associated restructuring activity. These future costs, including what are anticipated to be classified as both qualified and non-qualified restructuring expenses, are not expected to exceed $5 million.

NOTE 15 - OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Interest income	$(0.4)	$(0.4)	$(1.1)	$(0.7)
Foreign currency exchange loss (gain)	0.8	(0.8)	1.1	(1.0)
Loss (earnings) from equity method investments	0.1	—	0.5	(0.1)
Net periodic pension and postretirement benefit cost (income), less service cost	1.4	(0.7)	3.2	(2.3)
Other	0.1	—	(2.1)	0.2
Other expense (income), net	$2.0	$(1.9)	$1.6	$(3.9)

NOTE 16 - INCOME TAXES

The effective income tax rates for the three months ended September 30, 2019 and 2018, were 12.5% and 10.8%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to a tax benefit recognized in 2018 related to a true-up of the 2017 U.S. Tax Cuts and Jobs Act ( the "Tax Reform Act") provisional tax computation, which is partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 14.9% and 13.1%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to a tax benefit recognized in 2018 related to a true-up of the 2017 Tax Reform Act provisional tax computation and an unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Weighted-average number of basic shares	93.3	95.1	93.8	95.1
Shares issuable under incentive stock plans	0.7	0.7	0.7	0.7
Weighted-average number of diluted shares	94.0	95.8	94.5	95.8

At September 30, 2019, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the nine months ended September 30, 2019 and 2018, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company's Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2019 and 2018, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three months ended September 30, 2019				Nine months ended September 30, 2019
In millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$567.8	$130.5	$40.7	$739.0	$1,588.2	$406.3	$117.2	$2,111.7
Services	—	7.3	2.0	9.3	—	16.6	6.2	22.8
Total Net revenues	$567.8	$137.8	$42.7	$748.3	$1,588.2	$422.9	$123.4	$2,134.5

	Three months ended September 30, 2018				Nine months ended September 30, 2018
In millions	Americas	EMEIA	Asia Pacific	Consolidated	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$530.1	$129.5	$44.8	$704.4	$1,495.9	$419.6	$98.7	$2,014.2
Services	—	4.9	2.2	7.1	—	12.9	2.2	15.1
Total Net revenues	$530.1	$134.4	$47.0	$711.5	$1,495.9	$432.5	$100.9	$2,029.3

As of September 30, 2019, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2019	2018	2019	2018
Net revenues
Americas	$567.8	$530.1	$1,588.2	$1,495.9
EMEIA	137.8	134.4	422.9	432.5
Asia Pacific	42.7	47.0	123.4	100.9
Total	$748.3	$711.5	$2,134.5	$2,029.3
Segment operating income
Americas	$175.6	$153.8	$457.7	$415.5
EMEIA	7.5	7.6	19.9	27.3
Asia Pacific	4.1	1.5	3.9	0.8
Total	187.2	162.9	481.5	443.6
Reconciliation to Operating income
Unallocated corporate expense	(19.1)	(20.6)	(59.7)	(59.2)
Operating income	168.1	142.3	421.8	384.4
Reconciliation to earnings before income taxes
Interest expense	15.6	14.0	42.7	40.3
Other expense (income), net	2.0	(1.9)	1.6	(3.9)
Earnings before income taxes	$150.5	$130.2	$377.5	$348.0

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three months ended September 30, 2019 and 2018, the Company incurred $0.6 million and $0.4 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. During the nine months ended September 30, 2019 and 2018, the Company incurred $1.6 million and $1.7 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. As of September 30, 2019 and December 31, 2018, the Company has recorded reserves for environmental matters of $19.8 million and $22.6 million, respectively. The total reserve at September 30, 2019 and December 31, 2018, included $4.5 million and $6.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company's total current environmental reserve at September 30, 2019 and December 31, 2018, was $4.4 million and $5.6 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2019	2018
Balance at beginning of period	$14.5	$14.1
Reductions for payments	(6.6)	(5.9)
Accruals for warranties issued during the current period	8.4	6.1
Changes to accruals related to preexisting warranties	(0.4)	(0.1)
Acquisitions	—	0.5
Currency translation	(0.2)	(0.1)
Balance at end of period	$15.7	$14.6

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

NOTE 21 - GUARANTOR INFORMATION

Allegion US Hold Co is the issuer of the 3.200% Senior Notes and 3.550% Senior Notes and is the guarantor of the 3.500% Senior Notes (all three senior notes, collectively, the "Senior Notes"). Allegion plc is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.200% Senior Notes and 3.550% Senior Notes. The following condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, is being presented in order to meet the reporting requirements under the Senior Notes indentures and Rule 3-10 of Regulation S-X. In accordance with Rule 3-10(d) of Regulation S-X, separate financial statements for the Issuers, Allegion plc and Allegion US Hold Co, whom are guarantors, are not required to be filed with the SEC as the subsidiary debt issuers are directly or indirectly 100% owned by the Parent, whom is a guarantor, and the guarantees are full and unconditional and joint and several.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$748.3	$—	$748.3
Cost of goods sold	—	—	412.8	—	412.8
Selling and administrative expenses	1.6	—	165.8	—	167.4
Operating (loss) income	(1.6)	—	169.7	—	168.1
Equity earnings (loss) in affiliates, net of tax	145.2	88.9	—	(234.1)	—
Interest expense	9.5	6.0	0.1	—	15.6
Intercompany interest and fees	2.5	27.0	(29.5)	—	—
Other expense, net	—	—	2.0	—	2.0
Earnings (loss) before income taxes	131.6	55.9	197.1	(234.1)	150.5
Provision (benefit) for income taxes	—	(8.1)	26.9	—	18.8
Net earnings (loss)	131.6	64.0	170.2	(234.1)	131.7
Less: Net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$131.6	$64.0	$170.1	$(234.1)	$131.6

Total comprehensive income (loss)	$91.7	$63.0	$130.2	$(194.1)	$90.8
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Total comprehensive income (loss) attributable to Allegion plc	$91.7	$63.0	$131.1	$(194.1)	$91.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$2,134.5	$—	$2,134.5
Cost of goods sold	—	—	1,201.4	—	1,201.4
Selling and administrative expenses	4.7	—	506.6	—	511.3
Operating (loss) income	(4.7)	—	426.5	—	421.8
Equity earnings (loss) in affiliates, net of tax	354.2	196.9	—	(551.1)	—
Interest expense	24.2	18.3	0.2	—	42.7
Intercompany interest and fees	4.2	79.8	(84.0)	—	—
Other income, net	—	—	1.6	—	1.6
Earnings (loss) before income taxes	321.1	98.8	508.7	(551.1)	377.5
Provision (benefit) for income taxes	—	(24.1)	80.2	—	56.1
Net earnings (loss)	321.1	122.9	428.5	(551.1)	321.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$321.1	$122.9	$428.2	$(551.1)	$321.1

Total comprehensive income (loss)	$271.6	$118.4	$381.4	$(500.5)	$270.9
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Total comprehensive income (loss) attributable to Allegion plc	$271.6	$118.4	$382.1	$(500.5)	$271.6

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the three months ended September 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$711.5	$—	$711.5
Cost of goods sold	—	—	402.1	—	402.1
Selling and administrative expenses	1.3	—	165.8	—	167.1
Operating (loss) income	(1.3)	—	143.6	—	142.3
Equity earnings (loss) in affiliates, net of tax	124.5	73.2	—	(197.7)	—
Interest expense	7.2	6.4	0.4	—	14.0
Intercompany interest and fees	—	26.3	(26.3)	—	—
Other income, net	—	—	(1.9)	—	(1.9)
Earnings (loss) before income taxes	116.0	40.5	171.4	(197.7)	130.2
Provision (benefit) for income taxes	—	(7.7)	21.8	—	14.1
Net earnings (loss)	116.0	48.2	149.6	(197.7)	116.1
Less: Net earnings attributable to noncontrolling interests	—	—	0.1	—	0.1
Net earnings (loss) attributable to Allegion plc	$116.0	$48.2	$149.5	$(197.7)	$116.0

Total comprehensive income (loss)	$103.9	$48.1	$142.5	$(191.2)	$103.3
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)
Total comprehensive income (loss) attributable to Allegion plc	$103.9	$48.1	$143.1	$(191.2)	$103.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Comprehensive Income
For the nine months ended September 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net revenues	$—	$—	$2,029.3	$—	$2,029.3
Cost of goods sold	—	—	1,156.5	—	1,156.5
Selling and administrative expenses	4.6	—	483.8	—	488.4
Operating (loss) income	(4.6)	—	389.0	—	384.4
Equity earnings (loss) in affiliates, net of tax	327.0	146.4	—	(473.4)	—
Interest expense	20.3	19.4	0.6	—	40.3
Intercompany interest and fees	—	78.2	(78.2)	—	—
Other income, net	—	—	(3.9)	—	(3.9)
Earnings (loss) before income taxes	302.1	48.8	470.5	(473.4)	348.0
Provision (benefit) for income taxes	—	(20.0)	65.5	—	45.5
Net earnings (loss)	302.1	68.8	405.0	(473.4)	302.5
Less: Net earnings attributable to noncontrolling interests	—	—	0.4	—	0.4
Net earnings (loss) attributable to Allegion plc	$302.1	$68.8	$404.6	$(473.4)	$302.1

Total comprehensive income (loss)	$266.9	$70.7	$365.8	$(438.1)	$265.3
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Total comprehensive income (loss) attributable to Allegion plc	$266.9	$70.7	$367.4	$(438.1)	$266.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Balance Sheet
September 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Current assets:
Cash and cash equivalents	$16.6	$2.4	$213.9	$—	$232.9
Restricted cash	—	—	3.4	—	3.4
Accounts and notes receivable, net	—	—	367.5	—	367.5
Inventories	—	—	293.9	—	293.9
Other current assets	1.2	25.8	19.8	(14.3)	32.5
Assets held for sale	—	—	2.9	—	2.9
Accounts and notes receivable affiliates	—	510.1	408.1	(918.2)	—
Total current assets	17.8	538.3	1,309.5	(932.5)	933.1
Investment in affiliates	1,571.6	873.7	—	(2,445.3)	—
Property, plant and equipment, net	—	—	281.9	—	281.9
Intangible assets, net	—	—	1,372.1	—	1,372.1
Notes receivable affiliates	31.2	1,404.8	2,868.4	(4,304.4)	—
Other noncurrent assets	4.8	56.3	217.2	—	278.3
Total assets	$1,625.4	$2,873.1	$6,049.1	$(7,682.2)	$2,865.4
Current liabilities:
Accounts payable and other current liabilities	$3.8	$13.5	$488.1	$(14.3)	$491.1
Short-term borrowings and current maturities of long-term debt	—	—	0.1	—	0.1
Accounts and notes payable affiliates	4.3	403.8	510.1	(918.2)	—
Total current liabilities	8.1	417.3	998.3	(932.5)	491.2
Long-term debt	632.8	793.5	0.7	—	1,427.0
Notes payable affiliates	297.0	2,571.4	1,436.0	(4,304.4)	—
Other noncurrent liabilities	2.5	6.1	251.4	—	260.0
Total liabilities	940.4	3,788.3	2,686.4	(5,236.9)	2,178.2
Equity:
Total shareholders' equity (deficit)	685.0	(915.2)	3,360.5	(2,445.3)	685.0
Noncontrolling interests	—	—	2.2	—	2.2
Total equity (deficit)	685.0	(915.2)	3,362.7	(2,445.3)	687.2
Total liabilities and equity	$1,625.4	$2,873.1	$6,049.1	$(7,682.2)	$2,865.4

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2019

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(10.4)	$(43.2)	$410.9	$(77.9)	$279.4
Cash flows from investing activities:
Capital expenditures	—	—	(49.4)	—	(49.4)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(4.6)	—	(4.6)
Other investing activities, net	—	(1.5)	(2.2)	1.7	(2.0)
Net cash (used in) provided by investing activities	—	(1.5)	(56.2)	1.7	(56.0)
Cash flows from financing activities:
Debt repayments, net	(17.5)	—	(0.5)	—	(18.0)
Debt issuance costs	(3.0)	—	—	—	(3.0)
Net inter-company proceeds (payments)	296.6	46.0	(342.6)	—	—
Dividends paid	—	—	(77.9)	77.9	—
Dividends paid to shareholders	(75.5)	—	—	—	(75.5)
Repurchase of ordinary shares	(179.7)	—	—	—	(179.7)
Other financing activities, net	1.9	0.1	1.5	(1.7)	1.8
Net cash provided by (used in) financing activities	22.8	46.1	(419.5)	76.2	(274.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	12.4	1.4	(68.1)	—	(54.3)
Cash, cash equivalents and restricted cash - beginning of period	4.2	1.0	285.4	—	290.6
Cash, cash equivalents and restricted cash - end of period	$16.6	$2.4	$217.3	$—	$236.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed and Consolidated Statement of Cash Flows
For the nine months ended September 30, 2018

In millions	Allegion plc	Allegion US Holding	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$135.4	$(68.5)	$402.5	$(209.0)	$260.4
Cash flows from investing activities:
Capital expenditures	—	—	(31.8)	—	(31.8)
Acquisition of and equity investments in businesses, net of cash acquired	—	(247.1)	(128.7)	—	(375.8)
Other investing activities, net	—	—	(1.1)	—	(1.1)
Net cash used in investing activities	—	(247.1)	(161.6)	—	(408.7)
Cash flows from financing activities:
Debt repayments, net	(26.3)	—	(1.1)	—	(27.4)
Net inter-company (payments) proceeds	(22.0)	329.3	(307.3)	—	—
Dividends paid	—	—	(209.0)	209.0	—
Dividends paid to shareholders	(59.6)	—	—	—	(59.6)
Repurchase of ordinary shares	(30.0)	—	—	—	(30.0)
Other financing activities, net	2.4	—	(2.3)	—	0.1
Net cash (used in) provided by financing activities	(135.5)	329.3	(519.7)	209.0	(116.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)
Net (decrease) increase in cash and cash equivalents	(0.1)	13.7	(283.3)	—	(269.7)
Cash and cash equivalents - beginning of period	0.7	0.3	465.2	—	466.2
Cash and cash equivalents - end of period	$0.6	$14.0	$181.9	$—	$196.5

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

Recent Developments

Turkey restructuring

In June 2019, we closed our production facility in Turkey to help us streamline our operational footprint in EMEIA. Associated with this closure, we have incurred approximately $7.2 million of qualified restructuring expenses during the nine months ended September 30, 2019, which primarily relate to severance and other employee separation costs. We also incurred approximately $3.1 million of non-qualified restructuring expenses during the nine months ended September 30, 2019, which represent costs that were directly attributable to the closure of the facility, but that did not fall into the severance, exit or disposal category. We anticipate additional future expenses in the fourth quarter of 2019 related to the closure of our Turkey operations and associated restructuring activity, which are not expected to exceed $5 million.

Additionally, during the three months ended September 30, 2019, management committed to a plan to sell certain of the production assets previously utilized in our Turkish operations. As a result, these assets were reclassified to Assets held for sale within the Condensed and Consolidated Balance Sheet at September 30, 2019.

2019 Dividends

Through September 30, 2019, we paid dividends of $0.81 per ordinary share to shareholders.

Share repurchases

During the first nine months of 2019, we repurchased approximately 1.9 million shares for approximately $179.7 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2019	% of revenues	2018	% of revenues
Net revenues	$748.3		$711.5
Cost of goods sold	412.8	55.2%	402.1	56.5%
Selling and administrative expenses	167.4	22.4%	167.1	23.5%
Operating income	168.1	22.5%	142.3	20.0%
Interest expense	15.6		14.0
Other expense (income), net	2.0		(1.9)
Earnings before income taxes	150.5		130.2
Provision for income taxes	18.8		14.1
Net earnings	131.7		116.1
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net earnings attributable to Allegion plc	$131.6		$116.0
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$1.40		$1.21
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2019, increased by 5.2%, or $36.8 million, compared with the same period in 2018, which resulted from the following:

Pricing	1.4%
Volume	5.0%
Currency exchange rates	(1.2)%
Total	5.2%
The increase in Net revenues was primarily driven by higher volumes and improved pricing, partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the three months ended September 30, 2019, increased $25.8 million compared to the same period in 2018, and Operating margin for the three months ended September 30, 2019, increased to 22.5% from 20.0% for the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$142.3	20.0%
Pricing and productivity in excess of inflation	14.9	1.8%
Volume / product mix	12.9	0.8%
Restructuring / acquisition expenses	1.8	0.3%
Currency exchange rates	(1.7)	(0.1)%
Investment spending	(2.1)	(0.3)%
September 30, 2019	$168.1	22.5%
The increases were primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix and year-over-year decreases in restructuring and acquisition expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.

Interest Expense
Interest expense for the three months ended September 30, 2019, increased $1.6 million compared with the same period in 2018, primarily due to a $2.7 million charge related to the write-off of previously deferred financing costs related to the Term Facility. This charge was recognized in conjunction with a $400.0 million principal payment to partially pay down the outstanding Term Facility balance during the three months ended September 30, 2019. This increase to Interest expense was partially offset by lower average interest rates on our Term Facility.
Other Expense (Income), Net
The components of Other expense (income), net for the three months ended September 30, 2019 and 2018, were as follows:

In millions	2019	2018
Interest income	$(0.4)	$(0.4)
Foreign currency exchange loss (gain)	0.8	(0.8)
Loss from equity method investments	0.1	—
Net periodic pension and postretirement benefit cost (income), less service cost	1.4	(0.7)
Other	0.1	—
Other expense (income), net	$2.0	$(1.9)

Other expense (income), net for the three months ended September 30, 2019, was unfavorable $3.9 million compared to the same period in 2018, due primarily to increased Net periodic pension and postretirement benefit cost, less service cost, of $2.1 million compared to the same period in 2018, and a foreign currency exchange loss during the three months ended September 30, 2019, compared to a foreign currency exchange gain during the three months ended September 30, 2018.

Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2019 and 2018, were 12.5% and 10.8%, respectively. The increase in the effective tax rate compared to 2018 is primarily due to a tax benefit recognized in 2018 related to a true-up of the 2017 Tax Reform Act provisional tax computation, which is partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2019	% of revenues	2018	% of revenues
Net revenues	$2,134.5		$2,029.3
Cost of goods sold	1,201.4	56.3%	1,156.5	57.0%
Selling and administrative expenses	511.3	24.0%	488.4	24.1%
Operating income	421.8	19.8%	384.4	18.9%
Interest expense	42.7		40.3
Other expense (income), net	1.6		(3.9)
Earnings before income taxes	377.5		348.0
Provision for income taxes	56.1		45.5
Net earnings	321.4		302.5
Less: Net earnings attributable to noncontrolling interests	0.3		0.4
Net earnings attributable to Allegion plc	$321.1		$302.1
Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:
Net earnings	$3.40		$3.15
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2019, increased by 5.2%, or $105.2 million, compared with the same period in 2018, which resulted from the following:

Pricing	1.8%
Volume	3.2%
Acquisitions	1.8%
Currency exchange rates	(1.6)%
Total	5.2%
The increase in Net revenues was primarily driven by higher volumes, improved pricing and acquisitions during the prior year, partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the nine months ended September 30, 2019, increased $37.4 million compared to the same period in 2018, and Operating margin for the nine months ended September 30, 2019, increased to 19.8% from 18.9% for the same period in 2018 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$384.4	18.9%
Pricing and productivity in excess of inflation	35.6	1.4%
Volume / product mix	25.2	0.6%
Restructuring / acquisition expenses	(7.9)	(0.4)%
Currency exchange rates	(6.4)	—%
Investment spending	(9.0)	(0.4)%
Acquisitions	(0.1)	(0.3)%
September 30, 2019	$421.8	19.8%

Operating income increased primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by year-over-year increases in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements, increased investment spending and the impact from acquisitions made in 2018.
Operating margin increased primarily due to favorable volume/product mix and pricing improvements and productivity in excess of inflation. These increases were partially offset by year-over-year increases in restructuring and acquisition expenses, increased investment spending and the impact from acquisitions made in 2018.
Interest Expense
Interest expense for the nine months ended September 30, 2019, increased $2.4 million compared with the same period in 2018, primarily due to a $2.7 million charge related to the write-off of previously deferred financing costs related to the Term Facility. This charge was recognized in conjunction with a $400.0 million principal payment to partially pay down the outstanding Term Facility balance during the nine months ended September 30, 2019.
Other Expense (Income), Net
The components of Other expense (income), net for the nine months ended September 30, 2019 and 2018, were as follows:

In millions	2019	2018
Interest income	$(1.1)	$(0.7)
Foreign currency exchange loss (gain)	1.1	(1.0)
Loss (earnings) from equity method investments	0.5	(0.1)
Net periodic pension and postretirement benefit cost (income), less service cost	3.2	(2.3)
Other	(2.1)	0.2
Other expense (income), net	$1.6	$(3.9)

Other expense (income), net for the nine months ended September 30, 2019, was unfavorable $5.5 million compared to the same period in 2018, due primarily to increased Net periodic pension and postretirement benefit cost, less service cost, of $5.5 million compared to the same period in 2018, and a foreign currency exchange loss during the nine months ended September 30, 2019, compared to a foreign currency exchange gain during the nine months ended September 30, 2018. These decreases were partially offset by investment income of $2.0 million, which is included in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 14.9% and 13.1%, respectively. The increase in the effective tax rate compared to 2018 is primarily due a tax benefit recognized in 2018 related to a true-up of the 2017 Tax Reform Act provisional tax computation and an unfavorable mix of income earned in higher tax rate jurisdictions, which are partially offset by a favorable year-over-year change in amounts recognized for uncertain tax positions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and nine months ended September 30

	Three months ended			Nine months ended
In millions	2019	2018	% Change	2019	2018	% Change
Net revenues
Americas	$567.8	$530.1	7.1%	$1,588.2	$1,495.9	6.2%
EMEIA	137.8	134.4	2.5%	422.9	432.5	(2.2)%
Asia Pacific	42.7	47.0	(9.1)%	123.4	100.9	22.3%
Total	$748.3	$711.5		$2,134.5	$2,029.3

Segment operating income
Americas	$175.6	$153.8	14.2%	$457.7	$415.5	10.2%
EMEIA	7.5	7.6	(1.3)%	19.9	27.3	(27.1)%
Asia Pacific	4.1	1.5	173.3%	3.9	0.8	387.5%
Total	$187.2	$162.9		$481.5	$443.6

Segment operating margin
Americas	30.9%	29.0%		28.8%	27.8%
EMEIA	5.4%	5.7%		4.7%	6.3%
Asia Pacific	9.6%	3.2%		3.2%	0.8%

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

Net Revenues

Net revenues for the three months ended September 30, 2019, increased by 7.1%, or $37.7 million, compared to the same period in 2018, due to the following:

Pricing	1.5%
Volume	5.7%
Currency exchange rates	(0.1)%
Total	7.1%

The increase in Net revenues is primarily due to higher volumes and improved pricing. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the three months ended September 30, 2019, increased high single digits compared to the same period in the prior year, primarily driven by higher volumes and improved pricing. Net revenues from residential products for the three months ended September 30, 2019, increased high single digits compared to the same period in the prior year, primarily driven by higher volumes.

Net revenues for the nine months ended September 30, 2019, increased by 6.2%, or $92.3 million, compared to the same period in 2018, due to the following:

Pricing	2.2%
Volume	3.8%
Acquisitions	0.4%
Currency exchange rates	(0.2)%
Total	6.2%

The increase in Net revenues is primarily due to higher volumes, improved pricing and acquisitions during the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the nine months ended September 30, 2019, increased high single digits compared to the same period in the prior year, primarily driven by higher volumes, improved pricing and acquisitions during the prior year. Net revenues from residential products for the nine months ended September 30, 2019, increased low single digits compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended September 30, 2019, increased $21.8 million compared to the same period in 2018, and Segment operating margin for the three months ended September 30, 2019, increased to 30.9% from 29.0%, compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$153.8	29.0%
Pricing and productivity in excess of inflation	13.8	2.1%
Volume / product mix	10.6	0.3%
Currency exchange rates	(0.3)	(0.1)%
Investment spending	(2.8)	(0.5)%
Restructuring / acquisition expenses	0.5	0.1%
September 30, 2019	$175.6	30.9%
The increases were primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix and year-over-year decreases in restructuring and acquisitions expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.

Segment operating income for the nine months ended September 30, 2019, increased $42.2 million compared to the same period in 2018, and Segment operating margin for the nine months ended September 30, 2019, increased to 28.8% from 27.8%, compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$415.5	27.8%
Pricing and productivity in excess of inflation	34.0	1.6%
Volume / product mix	20.0	0.3%
Currency exchange rates	(1.8)	(0.1)%
Investment spending	(7.7)	(0.5)%
Acquisitions	(0.7)	(0.2)%
Restructuring / acquisition expenses	(1.6)	(0.1)%
September 30, 2019	$457.7	28.8%

The increases were primarily due to pricing improvements and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by unfavorable foreign currency exchange rate movements, increased investment spending, year-over-year increases in restructuring and acquisition expense and the impact from acquisitions made in 2018.

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

Net Revenues

Net revenues for the three months ended September 30, 2019, increased by 2.5%, or $3.4 million, compared to the same period in 2018, due to the following:

Pricing	1.3%
Volume	5.6%
Currency exchange rates	(4.4)%
Total	2.5%

The increase in Net revenues is primarily due to higher volumes and improved pricing. These increases were partially offset by unfavorable foreign currency exchange rate movements.

Net revenues for the nine months ended September 30, 2019, decreased by 2.2%, or $9.6 million, compared to the same period in 2018, due to the following:

Pricing	1.1%
Volume	2.2%
Acquisitions	0.3%
Currency exchange rates	(5.8)%
Total	(2.2)%

The decrease in Net revenues is primarily due to unfavorable foreign currency exchange rate movements. This decrease is partially offset by higher volumes, improved pricing and an acquisition in the prior year.

Operating income/margin

Segment operating income for the three months ended September 30, 2019, decreased $0.1 million compared to the same period in 2018, and Segment operating margin for the three months ended September 30, 2019, decreased to 5.4% from 5.7% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$7.6	5.7%
Inflation in excess of pricing and productivity	(0.9)	(0.7)%
Volume / product mix	2.9	1.7%
Currency exchange rates	(1.3)	(0.7)%
Investment spending	1.1	0.8%
Restructuring / acquisition expenses	(1.9)	(1.4)%
September 30, 2019	$7.5	5.4%

The decreases were primarily due to inflation in excess of pricing and productivity, unfavorable foreign currency exchange rate movements and year-over-year increases in restructuring and acquisition expenses. These decreases were partially offset by favorable volume/product mix and year-over-year decreases in investment spending due to prior year facility start-up costs that did not repeat in the current period.

Segment operating income for the nine months ended September 30, 2019, decreased $7.4 million compared to the same period in 2018, and Segment operating margin for the nine months ended September 30, 2019, decreased to 4.7% from 6.3% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$27.3	6.3%
Pricing and productivity in excess of inflation	3.1	0.6%
Volume / product mix	5.3	1.1%
Currency exchange rates	(4.3)	(0.6)%
Investment spending	(0.4)	(0.1)%
Restructuring / acquisition expenses	(11.1)	(2.6)%
September 30, 2019	$19.9	4.7%

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

Net Revenues

Net revenues for the three months ended September 30, 2019, decreased by 9.1%, or $4.3 million, compared to the same period in 2018, due to the following:

Pricing	(0.4)%
Volume	(4.4)%
Currency exchange rates	(4.3)%
Total	(9.1)%

The decrease in Net revenues was primarily due to lower volumes and pricing and unfavorable foreign currency exchange rate movements.

Net revenues for the nine months ended September 30, 2019, increased by 22.3%, or $22.5 million, compared to the same period in 2018, due to the following:

Pricing	(0.2)%
Volume	(1.1)%
Acquisitions	29.0%
Currency exchange rates	(5.4)%
Total	22.3%

The increase in Net revenues was primarily due to an acquisition during the prior year. This increase was partially offset by unfavorable foreign currency exchange rate movements and lower volumes and pricing.

Operating income/margin

Segment operating income for the three months ended September 30, 2019, increased $2.6 million compared to the same period in 2018, and Segment operating margin for the three months ended September 30, 2019, increased to 9.6% from 3.2% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$1.5	3.2%
Pricing and productivity in excess of inflation	2.2	4.6%
Volume / product mix	(0.6)	(1.0)%
Currency exchange rates	(0.1)	(0.1)%
Investment spending	(0.3)	(0.5)%
Restructuring / acquisition expenses	1.4	3.4%
September 30, 2019	$4.1	9.6%

The increases were primarily due to pricing improvements and productivity in excess of inflation, which includes a $1.1 million recovery of previously remitted non-income taxes, and year-over-year decreases in restructuring and acquisition expenses. These increases were partially offset by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and increased investment spending.

Segment operating income for the nine months ended September 30, 2019, increased $3.1 million compared to the same period in 2018, and Segment operating margin for the nine months ended September 30, 2019, increased to 3.2% from 0.8% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2018	$0.8	0.8%
Pricing and productivity in excess of inflation	3.1	3.0%
Volume / product mix	(0.2)	(0.2)%
Currency exchange rates	(0.2)	(0.2)%
Investment spending	(0.8)	(1.0)%
Acquisitions	0.6	0.2%
Restructuring / acquisition expenses	0.6	0.6%
September 30, 2019	$3.9	3.2%

The increases were primarily due to pricing improvements and productivity in excess of inflation, which includes a $1.1 million recovery of previously remitted non-income taxes, year-over-year decreases in restructuring and acquisition expenses and the impact of an acquisition in the prior year. These increases were partially offset by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and increased investment spending.

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

In millions	2019	2018
Net cash provided by operating activities	$279.4	$260.4
Net cash used in investing activities	(56.0)	(408.7)
Net cash used in financing activities	(274.4)	(116.9)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019, increased $19.0 million compared to the same period in 2018. This increase in net cash provided by operating activities for the nine months ended September 30, 2019, was primarily due to higher Net earnings.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019, decreased $352.7 million compared to the same period in 2018. The decrease in net cash used in investing activities is primarily due to reduced cash payments related to acquisitions compared to the prior year, partially offset by an increase in capital expenditures during the nine months ended September 30, 2019, compared to the same period in 2018.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2019, increased $157.5 million compared to the same period in 2018. The increase in net cash used in financing activities is primarily due to $179.7 million of cash used to repurchase shares during the nine months ended September 30, 2019, compared to $30.0 million during the same period in 2018. Additionally, dividend payments increased by $15.9 million during the nine months ended September 30, 2019, compared to the same period in 2018. Partially offsetting these increases was a $9.4 million decrease in debt repayments, net during the nine months ended September 30, 2019, compared to the same period in 2018.
During the three months ended September 30, 2019, we issued $400.0 million aggregate principal amount of our 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). Utilizing the net proceeds from the issuance of the 3.500% Senior Notes, we made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance. As a result of this payment, we have satisfied our obligation to make quarterly installments on the Term Facility up to its maturity date, with the remaining outstanding balance of $238.8 million due on September 12, 2022.

Capitalization

Long-term debt consisted of the following:

In millions	September 30, 2019	December 31, 2018
Term Facility	$238.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	—
Other debt	0.7	1.2
Total borrowings outstanding	1,439.5	1,457.5
Less discounts and debt issuance costs, net	(12.4)	(12.7)
Total debt	1,427.1	1,444.8
Less current portion of long-term debt	0.1	35.3
Total long-term debt	$1,427.0	$1,409.5

As of September 30, 2019, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the three months ended September 30, 2019, the Company made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance, utilizing all of the net proceeds from the issuance of the 3.500% Senior Notes, plus cash on hand. As a result of this payment, the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2019, we had no borrowings outstanding on the Revolving Facility, and we had $16.2 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings as of September 30, 2019 (see Note 8 to the Condensed and Consolidated Financial Statements).

As of September 30, 2019, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes") and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes"). The Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024 and October 1, 2027, respectively.

During the three months ended September 30, 2019, we issued $400.0 million aggregate principal amount of our 3.500% Senior Notes. The 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1, beginning April 1, 2020, and will mature on October 1, 2029. Net proceeds from the issuance of the 3.500% Senior Notes, along with cash on hand, were utilized to make the $400.0 million principal payment on the Term Facility discussed above.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2019, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

Management believes there have been no significant changes during the nine months ended September 30, 2019, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, aside from our adoption of ASC 842 on January 1, 2019.

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

•	competitive factors in the industry in which we compete, including technological developments;

•	the development, commercialization and acceptance of new products and services;

•	the ability to protect and use intellectual property;

•	fluctuations in currency exchange rates;

•	the ability to complete and integrate any acquisitions;

•	results of investments made to complement our existing businesses and our pursuit of business opportunities that may diverge from our core businesses;

•	our ability to operate efficiently and productively;

•	our ability to achieve or sustain the expected growth or cost savings benefits from our periodic restructuring plans;

•	disruptions in our global supply chain, including product manufacturing and logistical services provided by outsourcing partners;

•	improper conduct by any of our employees, agents or business partners;

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the third quarter of 2019. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has implemented changes to internal controls due to the adoption of ASC 842 effective January 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of program (000s)	Approximate dollar value of shares still available to be purchased under the program (000s)
July 1 - July 31	128	$108.81	128	$225,185
August 1 - August 31	184	97.11	184	207,321
September 1 - September 30	144	99.49	144	192,970
Total	456	$101.14	456	$192,970

In February 2017, our Board of Directors approved a stock repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. The 2017 Share Repurchase Authorization does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 2, 2017 (File No. 001-35971).

4.2	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 27, 2019 (File No. 001-35971).

4.3	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 27, 2019 (included in Exhibit 4.2) (File No. 001-35971).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

ALLEGION PLC (Registrant)

Date:	October 24, 2019	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 24, 2019	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer