Form 10-K
period 2019-12-31
Allegion plc
filed 2020-02-18
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35971
ALLEGION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1108930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Block D
Iveagh Court
Harcourt Road
Dublin 2, Ireland
(Address of principal executive offices, including zip code)
+(353) (1) 2546200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Ordinary shares, par value $0.01 per share	ALLE	New York Stock Exchange
3.500% Senior Notes due 2029	ALLE 3 ½	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of ordinary shares held by non-affiliates on June 30, 2019 was approximately $10.3 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Allegion plc as of February 13, 2020 was 92,600,522.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 4, 2020 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Forward-looking statements may relate to such matters as: projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the United States Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:

•	economic, political and business conditions in the markets in which we operate, including changes to trade agreements, sanctions, import and export regulations and custom duties;

•	conditions of the institutional, commercial and residential construction and remodeling markets;

•	competitive factors in the industry in which we compete, including technological developments and increased competition from private label brands;

•	the development, commercialization and acceptance of new products and services;

•	the demand for our products and services, including changes in customer and consumer preferences, and our ability to maintain beneficial relationships with large customers;

•	the ability to protect our brand reputation and trademarks;

•	fluctuations in currency exchange rates;

•	the ability to complete and integrate any acquisitions and/or losses related to our investments in external companies;

•	business opportunities that diverge from core business;

•	our ability to operate efficiently and productively;

•	the results of our restructuring plans;

•	the outcome of any litigation, governmental investigations or proceedings;

•	claims of infringement of intellectual property rights by third parties;

•	adverse publicity or improper conduct by any of our employees, agents or business partners;

•	disruptions in our global supply chain, including product manufacturing and logistical services provided by outsourcing partners;

•	the effects of global climate change or other unexpected events, including global health crises, that may disrupt our operations;

•
our ability to manage risks related to our information technology and operational technology systems and cybersecurity, including implementation of new processes that may cause disruptions and be more difficult, costly or time consuming than expected;

•
our reliance on third-party vendors for many of the critical elements of our global information and operational technology infrastructure and their failure to provide effective support for such infrastructure;

•	disruption and breaches of our information systems;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	ability to recruit and retain a highly qualified and diverse workforce;

•	changes to, or changes in interpretations of, current laws and regulations;

•	interest rate fluctuations and other changes in borrowing costs, in addition to risks associated with our outstanding and future indebtedness;

•	uncertainty and inherent subjectivity related to transfer pricing regulations;

•
changes in tax requirements, including tax rate changes, the adoption of new United States (U.S.) or non-U.S. tax legislation or exposure to additional tax liabilities and revised tax law interpretations;

•
the impact our outstanding indebtedness may have on our business and operations, and other capital market conditions, including availability of funding sources and currency exchange rate fluctuations; and

•
risks related to our incorporation in Ireland, including the possible effects on us of future legislation or interpretations in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

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

PART I
Item 1.    BUSINESS
Overview

Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keeps people and assets safe and secure in the places where they reside, work and thrive. We create peace of mind by pioneering safety and security with a vision of seamless access and a safer world. We offer an extensive and versatile portfolio of mechanical and electronic security products across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

Allegion Principal Products
Door closers and controls	Doors and door systems
Electronic security products	Electronic, biometric and mobile access control systems
Exit devices	Locks, locksets, portable locks, key systems and services
Time, attendance and workforce productivity systems	Other accessories

Access control security products and solutions are critical elements in every building and home. Many door openings are configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access-control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, with the increasing adoption of the Internet of Things ("IoT"), security products are increasingly linked electronically, integrated into software and popular consumer technology platforms and controlled with mobile applications, creating additional functionality and complexity.

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

We believe that the security products industry is growing and will continue to benefit from several global macroeconomic and long-term demographic trends, including:

•	The convergence of mechanical and electronic security products;

•	Heightened awareness of security and privacy requirements;

•	Increased global urbanization; and

•	The shift to a digital, interconnected environment.

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

We operate in three geographic regions: Americas; Europe, Middle East, India and Africa ("EMEIA"); and Asia Pacific. We sell our products and solutions under the following brands:

Allegion Brands
(listed for each region)

We sell a wide range of security and access control solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®. We believe LCN, Schlage and Von Duprin hold the No. 1 position in their primary product categories in North America while CISA, Interflex and SimonsVoss hold the No.1 or No. 2 position in their primary product categories in certain European markets.

During the year ended December 31, 2019, we generated Net revenues of $2,854.0 million and Operating income of $565.1 million.

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

In addition, in 2018 we announced the formation of Allegion Ventures, a corporate venture fund that invests in and helps accelerate the growth of companies that have innovative technologies and products. Since its formation, Allegion Ventures has invested nearly $10 million in several early-stage companies that share our pioneering vision and seek to find smart and innovative solutions that help keep people and assets safe and secure in the places where they reside, work and thrive.

Recent examples of successful product launches are illustrated in the table below:

Product	Brands	Year	Innovation
Residential Locks, Cylinders and Levers	Schlage, Bricard, Milre	2017/2018/ 2019
Next-generation Schlage smart locks including the first WiFi enabled deadbolt to work with Key by Amazon and Ring devices with built-in connectivity (Schlage Encode); 4-in-1 lock with fingerprint sensors, smart card, code access or a physical key (SEL); Z-wave smart deadbolt and Zigbee-certified model compatible with Amazon Key and Ring devices (Schlage Connect). Expanded handlesets for Schlage’s new universal functionality solution that allows homeowners to change from a doorknob to a lever and convert a non-locking door to lockable in minutes (Schlage Custom) and expanded ranges of cylinders and new aluminum trims for DIY customers (Bricard).

Residential e-locks in Asia Pacific with improved biometric sensors, new designs and push-pull electronic locks with Bluetooth modules (Q6, X7, Milre). Asia-Pacific Schlage series with new lever designs and finishes (Medio and Form); new mechanism for faster door hardware installation (QuickFix); and door and window hardware for aluminum joinery (Schlage Kanso).

Commercial Locks, Cylinders, Levers and Electronic Access Platforms	Schlage, CISA, SimonsVoss, Bricard	2017/2018/ 2019
Enhancements to our comprehensive portfolio of globally available mechanical, wired electrified and wireless electronic solutions provide a common aesthetic and consistent user experience throughout a building (Schlage). Firmware releases for U.S. channel-partner readers to give new functionality and USB communication mode for readers (Schlage). Mobile credentials, new Bluetooth Low Energy and RFID technology and integrations between electronic locks and exit devices (CISA).

New rim and mortice locks for Southeast Asia (S-series) and expanded cylinders for the European locksmith channel. Multipoint mortise locks and a new offering for two-door leaves (Bricard); multipoint self-locking system with remote-open capability and the highest European-standard security grade (CISA). New enhancements to the electronic Smart Handle (SimonsVoss).

Exit Devices and Closers	Von Duprin, Falcon, CISA	2018/2019
New award-winning and cost-effective retrofit exit device that allows for remote undogging and monitoring with partner software (Von Duprin); new fire-rated retrofit series (Falcon); and quiet exit solutions (Von Duprin).

New range of asymmetric rack-and-pinion door closers and an entry-level high-efficiency option (CISA).

Doors and Door Closers	TGP, AD Systems	2019
First to the market surface mounted, top-hung single-leaf door that offers clean, modern aesthetic of sliding flush wood doors that achieve a 45-minute UL 10B fire rating (FireSlide).

New fire-rated and impact safety-rated glass doors with a heat resistive perimeter frame, which features nearly colorless transitions between adjoining pieces of low-iron glass, eliminating the need for colored internal glass unit spacers or vertical frame mullions (Fireframes ClearView).

Bike Lighting and Portable Locking Solutions	AXA, Kryptonite, Trelock	2017/2018/2019
Broad range of innovation in bike safety from each of our Global Portable Security brands (AXA, Kryptonite and Trelock), ranging from compact dynamo and e-bike lights to USB, battery powered and rechargeable lights.

Expanded lines of folding locks, integrated chains, ring locks and applications for bikes and motorcycles (AXA, Kryptonite, Trelock); new ergonomic cable and chain locks and expanded track-and-trace services (AXA).

Software, Mobile and Web Applications	Allegion (Overtur, ENGAGE), Schlage, Briton, Interflex, ISONAS	2018/2019
Cloud-based suite of tools for project teams to collaborate on specifications and the security design of doors and openings, which provides a centralized place to capture and maintain door hardware requirements and decisions with easy options to push information back to the design tools (Overtur).

Multiple enhancements to the user experience include biometric login for the mobile app, simplified account and site set-up and gateway site survey (ENGAGE) and mobile apps (Briton and Schlage) let users lock, unlock, issue mobile keys, check status and more.

New modules for visitor management, encouraging self-service and Microsoft Outlook functionality and managed service featuring a cloud-based solution of time recording (Interflex); updated cloud-hosted access control platform with real time events, alerting, and user-initiated door control (ISONAS).

Industry and Competition

The global markets we serve encompass institutional, commercial and residential construction and remodeling markets throughout North America, EMEIA and Asia Pacific. In recent years, as end-users adopt newer technologies in their facilities and single and multi-family homes, including IoT, growth in electronic security products and solutions continues to outperform growth in mechanical security products and solutions. We expect the security products industry will continue to benefit from favorable long-term demographic trends such as continued urbanization of the global population, increased concerns about safety and security and technology-driven innovation.

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

Our success depends on a variety of factors, including brand and reputation, product breadth, innovation, integration with popular technology platforms, quality and delivery capabilities, price and service capabilities. As many of our businesses sell through wholesale distribution, our success also depends on building and partnering with a strong channel network. Although price often serves as an important customer decision point, we also compete based on the breadth and quality of our products and solutions, our ability to custom-configure solutions to meet individual end-user requirements and our global supply chain.

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

•
Door closers, controls and exit devices: An extensive portfolio of life-safety products generally installed on fire doors and facility entrances and exits. Door controls include both mechanical door closers and automatic door operators. Exit devices, also known as panic hardware, provide rapid egress to allow building occupants to exit safely in an emergency;

•
Electronic security products and access control systems: A broad range of electrified locks, access control systems, key card and reader systems and accessories, including IoT, Bluetooth Low Energy (BLE), Power over Ethernet and cloud-based solutions;

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

•
Other accessories: A variety of additional security and product components, including hinges, door pulls, door stops, bike lights, louvers, weather stripping, thresholds and other accessories, as well as certain bathroom fittings and accessibility aids.

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

Our 10 largest customers represented approximately 23% of our total Net revenues in 2019. No single customer represented 10% or more of our total Net revenues in 2019.

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

We also work actively with several industry bodies around the world to help promote effective and consistent safety and security standards. For example, we are members of Builders Hardware Manufacturers Association (BHMA), Construction Specification Institute, FiRa Consortium, Internet of Things Consortium (IoTC), Physical Security Interoperability Alliance (PSIA), Security Industry Association, Security Technology Alliance, ASSOFERMA (Italy), BHE (Germany) and UNIQ (France).

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 32 production and assembly facilities, including 15 in Americas, 11 in EMEIA and 6 in Asia Pacific. We own 16 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our U.S. based residential portfolio is manufactured in the Baja region of Mexico under the Maquiladora, Manufacturing and Export Services Industry ("IMMEX") program (formerly known as the maquiladora program). In managing our network of production facilities, we focus on eliminating excess capacity, reducing cycle time through productivity and harmonizing production practices and safety procedures.

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

Facilities

We operate through a broad network of sales offices, engineering centers, 32 production and assembly facilities and several distribution centers throughout the world. Our active properties represent approximately 6.6 million square feet, of which approximately 39% is leased. The following table shows the location of our principal worldwide production and assembly facilities:

Production and Assembly Facilities
Americas	EMEIA	Asia Pacific
Blue Ash, Ohio	Clamecy, France	Auckland, New Zealand
Boulder, Colorado	Dubai, United Arab Emirates	Brooklyn, Australia
Chino, California	Durchhausen, Germany	Bucheon, South Korea
Ensenada, Mexico	Faenza, Italy	Jinshan, China
Everett, Washington	Feuquieres, France	Melbourne, Australia
Indianapolis, Indiana	Monsampolo, Italy	Sydney, Australia
Irving, Texas	Muenster, Germany
McKenzie, Tennessee	Osterfeld, Germany
Mississauga, Ontario	Renchen, Germany
Perrysburg, Ohio	Veenendaal, Netherlands
Princeton, Illinois	Zawiercie, Poland
Security, Colorado
Snoqualmie, Washington
Tecate, Mexico
Tijuana, Mexico

Research and Development

We are committed to investing in our research and development capabilities with a focus on technology innovations that will deliver growth through the introduction of new products and solutions. In addition, we invest in initiatives that continuously drive improvements in product cost, quality, safety and sustainability.

Our research and development team is managed as a global, collaborative group to identify and develop new technologies and worldwide product platforms. We organize our resources regionally to leverage expertise in local standards and configurations for the benefit of our customers. Further, we operate a global engineering design and technology center in Bangalore, India, to augment and support the regional engineering teams.

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales related to those projects are typically higher in those quarters than in the first and fourth calendar quarters. However, certain other businesses typically experience higher sales in the fourth calendar quarter due to project timing. Net revenues by quarter for the years ended December 31, 2019, 2018 and 2017, are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	23%	26%	26%	25%
2018	22%	26%	26%	26%
2017	23%	26%	25%	26%

Employees

We believe in fundamental standards that support our commitment to our employees, including a commitment to safe and healthy workspaces, respect for diversity and competitive wages and benefits. We are also committed to creating and maintaining a diverse and inclusive environment. As an equal employment opportunity and affirmative action employer, we are fully committed to our equal employment opportunity policy and will not discriminate based on race, sex, color, national origin, creed, religion, pregnancy, age, disability, military status, protected veteran status, sexual orientation, gender identity, genetic information, marital status or any legally protected status. We are dedicated to fulfilling this commitment as it relates to decisions regarding all employment actions at all levels of employment. As of December 31, 2019, we had approximately 11,000 employees.

Environmental Matters
We have a dedicated environmental program designed to reduce the utilization and generation of hazardous materials during the manufacturing process, as well as to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. We also regularly evaluate our remediation methods that are in addition to, or in replacement of, those we currently utilize based upon enhanced technology and regulatory changes.
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
In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future. For a further discussion of our potential environmental liabilities, see Note 21 to the Consolidated Financial Statements.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.allegion.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this report.

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

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, China, Europe, Korea, Mexico, New Zealand and the United Arab Emirates. The political, economic and regulatory environments in which we operate are becoming increasingly volatile and uncertain. Accordingly, we are subject to risks that are inherent in operating globally, including:

•	Changes to trade agreements, sanctions, import and export regulations, including imposition of burdensome tariffs and quotas, and customs duties;

•	Changes in applicable tax regulations and interpretations;

•
Economic downturns and social and political instability, including uncertainties and financial, legal, tax and trade implications of the implementation of the United Kingdom’s withdrawal of its membership from the European Union (commonly known as “Brexit”);

•	Changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions;

•	Limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	Sovereign debt crises and currency instability in developed and developing countries;

•	Difficulty in staffing and managing global operations;

•	Difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems; and

•	Political unrest, national and international conflict, including war, border closures, civil disturbances and terrorist acts.

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

Increased competition, including from technological developments, could adversely affect our business.

The markets in which we operate include a large number of participants, including multi-national companies, regional companies and small local companies. We primarily compete on the basis of quality, innovation, expertise, effective channels to market, breadth of product offering and price. We may be unable to effectively compete on all these bases. Further, in a number of our product offerings, we compete with our retail customers who use their own private labels. If we are unable to anticipate evolving trends in the market or the timing and scale of our competitors’ activities and initiatives, including increased competition from private label brands, the demand for our products and services could be negatively impacted.

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

Changes in customer and consumer preferences and the inability to maintain beneficial relationships with large customers could adversely affect our business.

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

We also sell our products through various trade channels, including traditional retail and e-commerce channels. If we or our major customers are not successful in navigating the shifting consumer preferences to distribution channels such as e-commerce, our expected future revenues may be negatively impacted.

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

Approximately 30% of our 2019 Net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated Net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. We do not hedge against all of our currency exposure and therefore, our business will continue to be susceptible to currency fluctuations.

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

Our business and innovation strategies include making acquisitions of, and investments in, external companies. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating and financial results.

We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and services offerings. We cannot provide assurance that we will identify or successfully complete acquisitions with suitable candidates in the future, nor can we provide assurance that completed acquisitions will be successful, including efficient integration and creation of synergies.

Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. For these businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and we may encounter other difficulties in integrating acquired businesses into our existing operations.

Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and expenses. Acquisitions also involve numerous other risks, including:

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

Further, as part of Allegion’s innovation strategy, from time to time we invest in start-up companies and/or development stage technology or other companies. In evaluating these opportunities, we follow a structured evaluation process that considers factors such as potential financial returns, new expertise in emerging technology and business benefits. Despite our best efforts to calculate potential return and risk, some or all of these companies we invest in may be unprofitable at the time of, and subsequent to, our investment. We may lose money in these investments, including the potential for future impairment charges on the investments, and the anticipated benefits of the technology and business relationships may be less than expected.

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

Our restructuring plans may not be successful.

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

We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, environmental, product liability, antitrust, intellectual property, data protection, privacy and labor and employment matters) that cannot be predicted with certainty. As required by U.S. generally accepted accounting principles ("GAAP"), we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve, and we may be required to make additional material payments.

Allegations that we have infringed the intellectual property rights of third parties could negatively affect us.

We may be subject to claims of infringement of intellectual property rights by third parties. In particular, we often compete in areas having extensive intellectual property rights owned by others and we have become subject to claims alleging infringement of intellectual property rights of others. In general, if it is determined that one or more of our technologies, products or services infringes the intellectual property rights owned by others, we may be required to cease marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to take other actions to avoid infringing such intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Adverse intellectual property litigation or claims of infringement against us may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business.

Our reputation, ability to do business and results of operations could be impaired by adverse publicity or improper conduct by any of our employees, agents or business partners.

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

Further, adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and negatively affect our sales.

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

The effects of global climate change or other unexpected events, including global health crises, may disrupt our operations and have a negative impact on our business.

The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events, including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the Coronavirus, or other rapid outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

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

Our daily business operations also require us to collect and/or retain sensitive data such as intellectual property, proprietary business information and data related to customers, employees, suppliers and business partners within our networking infrastructure including data from individuals subject to the European Union's General Data Protection Regulation, that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, the loss or breach of such data due to various causes including material security breaches, catastrophic events, extreme weather, natural disasters, power outages, system failures, computer viruses, improper data handling, programming errors, unauthorized access and employee error or malfeasance could result in wide reaching negative impacts to our business, and as such, the ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals.

In addition, we operate in an environment where there are different and potentially conflicting data privacy laws and regulations in effect or expected to go into effect in the future, including regulations related to devices connected through the IoT, in the various jurisdictions in which we operate, and we must understand and comply with such laws and regulations while ensuring our data is secure.

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

At December 31, 2019, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $873.3 million and $123.0 million, respectively. Pursuant to GAAP, we are required to annually assess our goodwill, indefinite-lived intangibles and other long-lived assets to determine if they are impaired. In addition, interim assessments must be performed whenever events or changes in circumstances indicate that impairment may have occurred. Significant disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in recognition of impairment charges to goodwill or result in the impairment of our indefinite-lived intangible assets or other long-lived assets. Specifically, an unanticipated deterioration in Net revenues and/or operating margins generated by our EMEIA and/or Asia Pacific segments could trigger future impairments in those segments. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.

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

Certain environmental laws assess liability on current or previous owners of real property or operators of manufacturing facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws and certain non-U.S. laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from U.S. and non-U.S. governmental agencies, including the EPA and similar state environmental agencies, that conditions at a number of current and formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims from such sites. For more information, see "Business - Environmental Matters."

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

Our future effective tax rate and cash tax obligations could be adversely affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, interpretations or accounting principles, as well as certain discrete items. In addition, we are subject to regular review and audit by both U.S. and non-U.S. tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, due to shifting economic and political conditions, tax policies, laws, interpretations and rates in various jurisdictions may be subject to significant change, which could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted in December 2017 in the U.S. had a significant impact on our cash tax obligations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed, recommended or implemented changes to existing tax laws or have enacted new laws that could significantly increase our effective tax rate or cash tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

There are risks associated with our outstanding and future indebtedness.

We have approximately $1.4 billion of outstanding indebtedness at December 31, 2019. In addition, we have a senior unsecured revolving credit facility (the "Revolving Facility") that permits borrowings of up to an additional $500 million. Volatility in the credit markets could adversely impact our ability to obtain favorable financing terms in the future. A portion of our cash flows from operations is dedicated to servicing our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchases or future business opportunities.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate the payment of dividends, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such event, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations.

Additionally, at December 31, 2019, our borrowings include a variable rate term loan facility indexed to LIBOR (the "Term Facility", and together with the Revolving Facility, the "Credit Facilities") with an outstanding balance of $238.8 million, which exposes us to interest rate risk. However, at December 31, 2019, we also have interest rate swaps for $200 million of our floating-rate term loans, which expire in September 2020, to manage our interest rate risk. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings under our Revolving Facility. If LIBOR or other applicable base rates under our Credit Facilities increase in the future, our Interest expense could increase. Additionally, the regulator that oversees LIBOR has announced that it cannot guarantee LIBOR's availability after 2021. In the event LIBOR is discontinued, replaced, significantly changed or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of our applicable interest rate or required payment amounts for our Credit Facilities. This could also require different hedging strategies and require renegotiation of our existing Credit Facilities. While we do not currently anticipate the transition from LIBOR and the risks thereto to have a material adverse effect on us, it remains uncertain at this time.

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

In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. At our annual meeting of shareholders, our shareholders authorized our Board of Directors to issue up to 33% of our issued ordinary shares and further authorized our Board of Directors to issue up to 5% of such shares for cash without first offering them to our existing shareholders. Both of these authorizations will expire after a certain period unless renewed by our shareholders, and we cannot guarantee that the renewal of these authorizations will always be approved. If the Directors' authority to issue ordinary shares is not renewed, then we may be limited in our ability to use our shares, for example, as consideration for acquisitions.

Changes in tax laws, regulations or treaties, changes in our status under the tax laws of many jurisdictions or adverse determinations by taxing authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.

The realization of any tax benefit related to our incorporation and tax residence in Ireland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities of many jurisdictions. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or our effective tax rate. For instance, recently enacted U.S. tax legislation could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments, which could increase our tax liability. We cannot predict the outcome of any specific legislation in any jurisdiction.

While we monitor proposals that would materially impact our tax burden and/or our effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain proposals are enacted, certain tax treaties are amended and/or our interpretation of applicable tax law is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding our incorporation in Ireland, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments or increasing the tax burden of operating or being resident in a particular country, could subject us to increased taxation.

Dividends received by our shareholders may be subject to Irish dividend withholding tax.

In certain circumstances, we are required to deduct Irish dividend withholding tax (20% prior to December 31, 2019, 25% thereafter) from dividends paid to our shareholders. In the majority of cases, shareholders residing in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could discourage the investment in our stock and adversely impact the price of our shares.

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

Our Memorandum and Articles of Association contains provisions to deter takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, amongst others:

•
A provision of our Articles of Association which generally prohibits us from engaging in a business combination with an interested shareholder (being (i) the beneficial owner, directly or indirectly, of 10% or more of our voting shares or (ii) an affiliate or associate of us that has at any time within the last five years been the beneficial owner, directly or indirectly, of 10% or more of our voting shares), subject to certain exceptions;

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES

We operate through a broad network of sales offices, engineering centers, 32 production and assembly facilities and several distribution centers throughout the world. Our active properties represent about 6.6 million square feet, of which approximately 39% is leased.
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
Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of executive officers of the Company as of February 18, 2020.

David D. Petratis, age 62, has served as our Chairman, President and Chief Executive Officer since 2013.

Patrick S. Shannon, age 57, has served as our Senior Vice President and Chief Financial Officer since 2013.

Jeffrey N. Braun, age 60, has served as our Senior Vice President and General Counsel since 2014, and Secretary since 2018.

Timothy P. Eckersley, age 58, has served as our Senior Vice President - Americas since 2013.

Tracy L. Kemp, age 51, has served as our Senior Vice President - Chief Customer and Digital Officer since 2019. Ms. Kemp served as our Senior Vice President and Chief Information Officer from 2015 to 2019.

Robert C. Martens, age 49, has served as our Senior Vice President - Chief Innovation and Design Officer since December 2019 and Futurist and President of Allegion Ventures since 2017. Mr. Martens served as Futurist of the Americas region and Director of Connectivity Platforms from 2014 to 2017.

Shelley A. Meador, age 48, has served as our Senior Vice President - Human Resources and Communications since 2016. Ms. Meador served as our Vice President - Tax from 2013 to 2016.

Lucia Veiga Moretti, age 55, has served as our Senior Vice President - EMEIA since 2014.

Chris E. Muhlenkamp, age 62, has served as our Senior Vice President - Global Operations and Integrated Supply Chain since 2014.

Douglas P. Ranck, age 61, has served as our Vice President, Controller and Chief Accounting Officer since 2013.

Vincent Wenos, age 53, has served as our Senior Vice President - Chief Technology Officer since 2019. Mr. Wenos served as our Vice President - Global Technology and Engineering from 2018 to 2019 and served as both our Vice President - Americas Engineering and Vice President - Global Mechanical Products from 2016 to 2018. Mr. Wenos previously served as Vice President - Global Product Development and Technology at Stanley Black & Decker, Inc. (a global diversified consumer and industrial products company).

Jeffrey M. Wood, age 49, has served as our Senior Vice President - Asia Pacific since 2017. Mr. Wood served as our Vice President, Global Supply Management from 2013 to 2017.

All above-listed officers except for Mr. Wenos have been employed by the Company for more than the past five years. No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 13, 2020, the number of record holders of ordinary shares was 2,430. Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors declared dividends of $0.27 per ordinary share on February 6, 2019, April 4, 2019, September 5, 2019 and December 5, 2019. On February 6, 2020, our Board of Directors declared a dividend of $0.32 per ordinary share payable March 31, 2020. We paid a total of $100.6 million in cash for dividends to ordinary shareholders during the year ended December 31, 2019. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland). In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the 2017 Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2017 Share Repurchase Authorization (000s)
October 1 - October 31	154	$104.52	154	$176,916
November 1 - November 30	117	117.36	117	163,143
December 1 - December 31	133	123.08	133	146,746
Total	404	$114.37	404	$146,746

In February 2017, our Board of Directors approved a share repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management. On February 6, 2020, the Company's Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company's ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. The 2020 Share Repurchase Authorization does not have a prescribed expiration date.

Performance Graph

The annual changes for the five-year period shown below are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 31, 2014, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2019.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Allegion plc	100.00	119.64	117.00	146.62	148.35	234.22
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 400 Capital Goods	100.00	94.49	124.67	155.45	133.67	177.45

Item 6.     SELECTED FINANCIAL DATA (1)
In millions, except per share amounts:

As of and for the years ended December 31,	2019		2018		2017		2016		2015

Net revenues	$2,854.0		$2,731.7		$2,408.2		$2,238.0		$2,068.1

Net earnings (loss) attributable to Allegion plc ordinary shareholders:
Continuing operations	401.8	(a)	434.9	(b)	273.3	(c)	229.1	(d)	154.3	(e)
Discontinued operations	—		—		—		—		(0.4)

Total assets	2,967.2		2,810.2		2,542.0		2,247.4		2,263.0

Total debt	1,427.7		1,444.8		1,477.3		1,463.8		1,523.1

Total Allegion plc shareholders’ equity	757.4		651.0		401.6		113.3		25.6

Earnings (loss) per share attributable to Allegion plc ordinary shareholders:
Basic:
Continuing operations	$4.29		$4.58		$2.87		$2.39		$1.61
Discontinued operations	—		—		—		—		(0.01)

Diluted:
Continuing operations	$4.26		$4.54		$2.85		$2.36		$1.59
Discontinued operations	—		—		—		—		—

Dividends declared per ordinary share	$1.08		$0.84		$0.64		$0.48		$0.40

(a)	Net earnings for the year ended December 31, 2019, includes a $31.4 million (net of tax) loss related to the divestitures of our business operations in Colombia and Turkey.

(b)
Net earnings for the year ended December 31, 2018, includes a $21.9 million tax benefit related to an adjustment to the provisional amounts previously recognized related to the enactment of the Tax Reform Act.

(c)
Net earnings for the year ended December 31, 2017, includes $44.7 million of costs related to the refinancing of our credit facilities and senior notes and a net tax charge of $53.5 million related to the Tax Reform Act.

(d)	Net earnings for the year ended December 31, 2016, includes $84.4 million of losses related to our previously divested Systems Integration business.

(e)
Net earnings from continuing operations for the year ended December 31, 2015, includes $104.2 million of losses related to the divestitures of our Venezuelan operations and our majority stake in our Systems Integration business.

(1) The Company has not restated 2015 - 2017 for the impact of the adoption of ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") as of January 1, 2018, nor 2015 for the impact of the adoption of ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" in the fourth quarter of 2016. The Company has also not restated the Total assets for 2015 - 2018 for the impact of the adoption of ASC Topic 842, "Leases" as of January 1, 2019. The impact of excluding the above standards in prior period presentation is not material.

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

Overview

Organization

We are a leading global provider of security products and solutions operating in three geographic regions: Americas, EMEIA and Asia Pacific. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential markets worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA, Interflex, LCN, Schlage, SimonsVoss and Von Duprin.

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

In recent years, growth in electronic security products and solutions continues to outperform mechanical products, and we expect growth in the global electronic security product and solution categories we serve to continue to outperform growth in mechanical products and solutions, as end-users adopt newer technologies in their facilities and homes.

The economic conditions discussed above and a number of other challenges and uncertainties that could affect our businesses are described under Part I, Item 1A, "Risk Factors."

2019 and 2018 Significant Events

Turkey Restructuring and Divestiture

In June 2019, the Company closed its production facility in Turkey to help streamline our footprint in EMEIA. Associated with this closure, we have incurred approximately $8.4 million of qualified restructuring expenses during 2019, which primarily relate to severance and other employee separation costs. We also incurred $4.3 million of non-qualified restructuring expenses during 2019, which represent costs that were directly attributable to the closure, but that did not fall into the severance, exit or disposal category.

During the fourth quarter of 2019, we sold certain of the former production assets of our Turkey facility for total proceeds of approximately $4.1 million. The Company recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by $25.0 million of cumulative currency translation adjustments previously deferred in equity that were reclassified into earnings upon sale.

Colombia Divestiture

During the fourth quarter of 2019, the Company sold its interests in its Colombia operations. As a result of the sale, the Company recorded a net loss on divestiture of $5.9 million, of which $1.2 million relates to cumulative currency translation adjustments previously deferred in equity that were reclassified into earnings upon sale.

Acquisitions

We completed six business acquisitions in 2018:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018

Total cash paid for these acquisitions was approximately $373 million (net of cash acquired), including $4.6 million during the year ended December 31, 2019. The incremental impact of these acquisitions for the twelve months ended December 31, 2018 was an increase in Net revenues of approximately $160.2 million and an increase in Operating income of approximately $2.8 million. During the years ended December 31, 2019 and 2018, we incurred $2.0 million and $10.0 million of acquisition and integration related expenses, respectively.

2019 Dividends

We paid quarterly dividends of $0.27 per ordinary share to shareholders on record as of March 15, 2019, June 14, 2019, September 16, 2019, and December 17, 2019. We paid a total of $100.6 million in cash for dividends to ordinary shareholders during the year ended December 31, 2019.

Financing activities

During the year ended December 31, 2019, the Company paid $226.0 million to repurchase 2.3 million ordinary shares on the open market under our 2017 Share Repurchase Authorization.

Additionally, in 2019, we issued $400.0 million of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes"). Net proceeds from the issuance of the 3.500% Senior Notes, along with cash on hand, were utilized to make a $400.0 million principal payment to partially pay down the Company's outstanding term loan facility (the "Term Facility") balance. As a result of this payment, we have satisfied our obligation to make quarterly installments on the Term Facility up to its maturity date, with the remaining outstanding balance of $238.8 million due on September 12, 2022.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share amounts	2019	% of Net Revenues	2018	% of Net Revenues	2017	% of Net Revenues
Net revenues	$2,854.0		$2,731.7		$2,408.2
Cost of goods sold	1,601.7	56.1%	1,558.4	57.0%	1,335.3	55.4%
Selling and administrative expenses	687.2	24.1%	647.5	23.7%	580.4	24.1%
Operating income	565.1	19.8%	525.8	19.2%	492.5	20.5%
Interest expense	56.0		54.0		105.7
Loss on divestitures	30.1		—		—
Other expense (income), net	3.8		(3.4)		(8.9)
Earnings before income taxes	475.2		475.2		395.7
Provision for income taxes	73.1		39.8		119.0
Net earnings	402.1		435.4		276.7
Less: Net earnings attributable to noncontrolling interests	0.3		0.5		3.4
Net earnings attributable to Allegion plc	$401.8		$434.9		$273.3

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$4.26		$4.54		$2.85

Net Revenues
Net revenues for the year ended December 31, 2019, increased by 4.5%, or $122.3 million, compared to the same period in 2018 due to the following:

Pricing	1.8%
Volume	2.8%
Acquisitions / divestitures	1.3%
Currency exchange rates	(1.4)%
Total	4.5%
The increase in Net revenues was primarily driven by higher volumes, improved pricing and incremental Net revenues from the acquisitions, less divestitures, discussed above. These increases were partially offset by unfavorable foreign currency exchange rate movements.

Net revenues for the year ended December 31, 2018, increased by 13.4%, or $323.5 million, compared to the same period in 2017 due to the following:

Pricing	1.6%
Volume	4.4%
Acquisitions	6.6%
Currency exchange rates	0.8%
Total	13.4%
The increase in Net revenues was primarily driven by higher volumes in all segments, improved pricing, incremental Net revenues from the acquisitions discussed above and favorable foreign currency exchange rate movements relative to the U.S. Dollar.

Cost of Goods Sold
For the year ended December 31, 2019, Cost of goods sold as a percentage of Net revenues decreased to 56.1% from 57.0% due to the following:

Pricing and productivity in excess of inflation	(1.6)%
Volume / product mix	0.2%
Acquisitions / divestitures	0.2%
Currency exchange rates	0.1%
Restructuring / acquisition costs	0.2%
Total	(0.9)%
Costs of goods sold as a percentage of Net revenues for the year ended December 31, 2019, decreased due to pricing and productivity in excess of inflation. This decrease was partially offset by the impact of volume/product mix, the impact of the acquisitions and divestitures discussed above, unfavorable foreign currency exchange rate movements and increased restructuring and acquisition costs.
For the year ended December 31, 2018, Cost of goods sold as a percentage of Net revenues increased to 57.0% from 55.4% due to the following:

Inflation in excess of pricing and productivity	0.1%
Volume / product mix	(0.1)%
Acquisitions	1.5%
Investment spending	0.3%
Currency exchange rates	(0.1)%
Restructuring / acquisition costs	(0.1)%
Total	1.6%
Costs of goods sold as a percentage of Net revenues for the year ended December 31, 2018, increased primarily due to inflation in excess of pricing and productivity, the impact of acquisitions and increased investment spending. These increases were partially offset by favorable foreign currency exchange rate movements, favorable product mix and volume and decreased restructuring and acquisition costs.
Selling and Administrative Expenses

For the year ended December 31, 2019, Selling and administrative expenses as a percentage of Net revenues increased to 24.1% from 23.7% due to the following:

Inflation in excess of productivity	0.4%
Volume leverage	(0.7)%
Acquisitions / divestitures	0.1%
Investment spending	0.4%
Currency exchange rates	(0.1)%
Restructuring / acquisition costs	0.1%
Impairment of trade names	0.2%
Total	0.4%
Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2019, increased primarily due to inflation in excess of productivity benefits, the impact of the acquisitions and divestitures discussed above, increased investment spending, higher restructuring and acquisition costs and trade name impairment charges recorded during 2019. These increases were partially offset by favorable leverage due to increased volume and foreign currency exchange rate movements.

For the year ended December 31, 2018, Selling and administrative expenses as a percentage of Net revenues decreased to 23.7% from 24.1% due to the following:

Inflation in excess of productivity	0.5%
Volume leverage	(0.8)%
Acquisitions	(0.4)%
Investment spending	0.3%
Total	(0.4)%
Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2018, decreased primarily due to favorable leverage due to increased volume and the impact of acquisitions. These decreases were partially offset by inflation in excess of productivity benefits and increased investment spending.

Operating Income/Margin
Operating income for the year ended December 31, 2019, increased $39.3 million from the same period in 2018, and Operating margin increased to 19.8% from 19.2%, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2018	$525.8	19.2%
Pricing and productivity in excess of inflation	41.3	1.1%
Volume / product mix	28.7	0.5%
Currency exchange rates	(7.4)	—%
Investment spending	(11.3)	(0.4)%
Acquisitions / divestitures	(0.2)	(0.2)%
Restructuring / acquisition costs	(5.9)	(0.2)%
Impairment of trade names	(5.9)	(0.2)%
December 31, 2019	$565.1	19.8%
Operating income increased due to pricing and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by unfavorable foreign currency exchange rate movements, the impact of acquisitions and divestitures, increased investment spending, higher restructuring and acquisition costs and trade name impairment charges recorded during 2019.

Operating margin increased primarily due to pricing and productivity in excess of inflation and favorable volume/product mix. These increases were partially offset by the impact of acquisitions and divestitures, increased investment spending, higher restructuring and acquisition costs and trade name impairment charges recorded during 2019.

Operating income for the year ended December 31, 2018, increased $33.3 million from the same period in 2017, and Operating margin decreased to 19.2% from 20.5%, due to the following:

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

Operating margin decreased primarily due to inflation in excess of pricing and productivity, increased investment spending and lower margins from acquisitions made during 2018. These decreases were partially offset by favorable volume/product mix and lower restructuring and acquisition costs.

Interest Expense

Interest expense for the year ended December 31, 2019, increased $2.0 million compared to the same period of 2018, primarily due to a $2.7 million charge related to the write-off of previously deferred financing costs related to our Term Facility. This charge was recognized in conjunction with a $400.0 million principal payment to partially pay down the outstanding Term Facility balance in 2019.

Interest expense for the year ended December 31, 2018, decreased $51.7 million compared to the same period of 2017, primarily due to $44.7 million of costs in 2017 associated with the refinancing of our Credit Facilities, issuance of our 3.200% and 3.550% Senior Notes and redemption of our previously outstanding senior notes in 2017. Lower interest rates on our outstanding indebtedness also contributed to the decrease in Interest expense.

Loss on Divestitures

During the year ended December 31, 2019, we recorded a Loss on divestitures of $30.1 million related to the divestitures of our business operations in Colombia and Turkey.

In June 2019, we closed our production facility in Turkey and subsequently sold certain of the production assets thereof for total proceeds of approximately $4.1 million. We recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by $25.0 million of cumulative currency translation adjustments previously deferred in equity that were reclassified to earnings upon sale.

Additionally, during the fourth quarter of 2019, we sold our interests in our Colombia operations for an immaterial amount. As a result of the sale, we recorded a net loss on divestiture of $5.9 million, of which $1.2 million relates to cumulative currency translation adjustments previously deferred in equity that were reclassified to earnings upon sale.

Neither of these divestitures is expected to have a material impact on our future results of operations or cash flows.

Other Expense (Income), net

The components of Other expense (income), net, for the years ended December 31 were as follows:

In millions	2019	2018	2017
Interest income	$(1.8)	$(0.8)	$(1.2)
Foreign currency exchange loss	1.8	0.3	0.7
Loss (earnings) from and gains on sale of equity investments	0.1	(0.4)	(5.4)
Net periodic pension and postretirement benefit cost (income), less service cost	6.8	(2.8)	4.3
Other	(3.1)	0.3	(7.3)
Other expense (income), net	$3.8	$(3.4)	$(8.9)
For the year ended December 31, 2019, Other expense (income), net was unfavorable $7.2 million compared to 2018, due primarily to an unfavorable change in Net periodic pension and postretirement benefit cost (income), less service cost, of $9.6 million. This increase in expense was partially offset by investment income of $3.1 million during 2019, which is included within Other in the table above.

For the year ended December 31, 2018, Other income, net decreased by $5.5 million compared with the same period in 2017 due to a cumulative gain of $5.4 million from the sale of iDevices, LLC and gains of $7.3 million related to legal entity liquidations in our Asia Pacific region, of which $2.2 million was attributed to noncontrolling interests, in 2017, neither of which recurred in 2018. These decreases were partially offset by Net periodic pension and postretirement benefit income, less service cost of $2.8 million in 2018, compared to Net periodic pension and postretirement benefit cost, less service cost of $4.3 million in 2017.

Provision for Income Taxes

On December 22, 2017, the President of the United States signed comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the U.S. tax code which impacted our years ended December 31, 2019, 2018 and 2017, including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, and (3) requiring a review of the future realizability of deferred tax balances.

For the year ended December 31, 2019, our effective tax rate was 15.4%, compared to 8.4% for the year ended December 31, 2018. The increase in the effective tax rate was primarily driven by the favorable benefit related to the Tax Reform Act recorded in 2018 and the tax costs associated with divestitures in 2019.

For the year ended December 31, 2018, our effective tax rate was 8.4%, compared to 30.1% for the year ended December 31, 2017. The effective income tax rate for the year ended December 31, 2018 was positively impacted by guidance related to the Tax Reform Act and the reduction in the US statutory tax rate from 35% to 21%. The effective income tax rate for the year ended December 31, 2017 was negatively impacted by the enactment of the Tax Reform Act, which was partially offset by a release of valuation allowances.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the years ended December 31

In millions	2019	2018	% Change	2018	2017	% Change
Net revenues
Americas	$2,114.5	$1,988.6	6.3%	$1,988.6	$1,767.5	12.5%
EMEIA	572.5	589.9	(2.9)%	589.9	523.5	12.7%
Asia Pacific	167.0	153.2	9.0%	153.2	117.2	30.7%
Total	$2,854.0	$2,731.7		$2,731.7	$2,408.2

Segment operating income
Americas	$611.6	$544.5	12.3%	$544.5	$508.5	7.1%
EMEIA	34.3	49.3	(30.4)%	49.3	44.1	11.8%
Asia Pacific	0.5	6.9	(92.8)%	6.9	9.5	(27.4)%
Total	$646.4	$600.7		$600.7	$562.1

Segment operating margin
Americas	28.9%	27.4%		27.4%	28.8%
EMEIA	6.0%	8.4%		8.4%	8.4%
Asia Pacific	0.3%	4.5%		4.5%	8.1%
Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems to end-users in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Steelcraft and Von Duprin.

2019 vs 2018

Net revenues
Net revenues for the year ended December 31, 2019, increased by 6.3%, or $125.9 million, compared to the same period in 2018, due to the following:

Pricing	2.2%
Volume	4.0%
Acquisitions	0.3%
Currency exchange rates	(0.2)%
Total	6.3%
The increase in Net revenues is primarily due to higher volumes, improved pricing and acquisitions during the prior year. These increases were partially offset by unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the year ended December 31, 2019, increased high single digits compared to the prior year. Net revenues from residential products for the year ended December 31, 2019, increased mid-single digits compared to the prior year.

Operating income/margin
Segment operating income for the year ended December 31, 2019, increased $67.1 million, and Segment operating margin increased to 28.9% from 27.4% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2018	$544.5	27.4%
Pricing and productivity in excess of inflation	47.7	1.8%
Volume / product mix	30.6	0.4%
Currency exchange rates	(2.1)	(0.2)%
Investment spending	(9.6)	(0.5)%
Acquisitions	(0.7)	(0.1)%
Restructuring / acquisition costs	1.2	0.1%
December 31, 2019	$611.6	28.9%
The increases were primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix and decreased restructuring and acquisition costs. These increases were partially offset by increased investment spending, the impact of acquisitions made during 2018 and unfavorable foreign currency exchange rate movements.

2018 vs 2017

Net revenues
Net revenues for the year ended December 31, 2018, increased by 12.5%, or $221.1 million, compared to the same period in 2017, due to the following:

Pricing	1.7%
Volume	5.1%
Acquisitions	5.7%
Total	12.5%
The increase in Net revenues is due to higher volumes, improved pricing and acquisitions made during 2018. Net revenues from non-residential products for the year ended December 31, 2018, increased mid-teens compared to the prior year, primarily driven by higher volumes, improved pricing and acquisitions made during 2018. Net revenues from residential products for the year ended December 31, 2018, increased mid-single digits compared to the prior year.

Operating income/margin
Segment operating income for the year ended December 31, 2018, increased $36.0 million, and Segment operating margin decreased to 27.4% from 28.8% compared to the same period in 2017, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2017	$508.5	28.8%
Inflation in excess of pricing and productivity	(4.2)	(0.8)%
Volume / product mix	42.1	0.9%
Currency exchange rates	0.7	0.1%
Investment spending	(7.2)	(0.4)%
Acquisitions	3.3	(1.3)%
Restructuring / acquisition costs	1.3	0.1%
December 31, 2018	$544.5	27.4%
Operating income increased primarily due to favorable volume/product mix, favorable foreign currency exchange rate movements, acquisitions made during 2018 and year-over-year decreases in restructuring and acquisition costs. These increases were partially offset by inflation in excess of pricing and productivity and increased investment spending.

Operating margin decreased primarily due to inflation in excess of pricing and productivity, increased investment spending and lower margins from acquisitions. These decreases were partially offset by favorable volume/product mix, favorable foreign currency exchange rate movements and year-over-year decreases in restructuring and acquisition costs.
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
2019 vs 2018

Net revenues
Net revenues for the year ended December 31, 2019, decreased by 2.9%, or $17.4 million, compared to the same period in 2018, due to the following:

Pricing	1.0%
Volume	1.0%
Acquisitions / divestitures	(0.1)%
Currency exchange rates	(4.8)%
Total	(2.9)%
The decrease in Net revenues is primarily due to unfavorable foreign currency exchange movements and the impact of acquisitions and divestitures. These decreases were partially offset by higher volumes and improved pricing in the current year.

Operating income/margin
Segment operating income for the year ended December 31, 2019, decreased $15.0 million, and Segment operating margin decreased to 6.0% from 8.4% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2018	$49.3	8.4%
Pricing and productivity in excess of inflation	2.1	0.3%
Volume / product mix	1.5	0.2%
Currency exchange rates	(5.1)	(0.6)%
Investment spending	(0.5)	(0.1)%
Acquisitions / divestitures	(0.1)	—%
Restructuring / acquisition costs	(11.3)	(1.9)%
Impairment of trade name	(1.6)	(0.3)%
December 31, 2019	$34.3	6.0%
Operating income decreased due to unfavorable foreign currency exchange rate movements, the impact of acquisitions and divestitures, increased investment spending, year-over-year increases in restructuring and acquisitions costs and a trade name impairment charge recorded during 2019. These decreases were partially offset by pricing improvements and productivity in excess of inflation and favorable volume/product mix.
Operating margin decreased due to unfavorable foreign currency exchange rate movements, increased investment spending, year-over-year increases in restructuring and acquisitions costs and a trade name impairment charge recorded during 2019. These decreases were partially offset by pricing improvements and productivity in excess of inflation and favorable volume/product mix.
2018 vs 2017

Net revenue
Net revenues for the year ended December 31, 2018, increased by 12.7%, or $66.4 million, compared to the same period in 2017, due to following:

Pricing	1.5%
Volume	2.2%
Acquisitions / divestitures	5.1%
Currency exchange rates	3.9%
Total	12.7%
The increase in Net revenues is due to higher volumes, improved pricing, favorable foreign currency exchange rate movements and the impact of an acquisition made during 2018.

Operating income/margin
Segment operating income for the year ended December 31, 2018, increased $5.2 million, while Segment operating margin remained consistent at 8.4% in 2018, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2017	$44.1	8.4%
Pricing and productivity in excess of inflation	0.2	(0.1)%
Volume / product mix	5.3	0.8%
Currency exchange rates	3.0	0.3%
Investment spending	(4.1)	(0.8)%
Acquisitions	(2.6)	(0.9)%
Restructuring / acquisition costs	3.4	0.7%
December 31, 2018	$49.3	8.4%
Operating income increased due to favorable volume/product mix, pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and year-over-year decreases in restructuring and acquisition costs. These increases were partially offset by increased investment spending and the impact of an acquisition made during 2018.

Operating margin was unchanged year-over-year at 8.4%. Improvements due to favorable volume/product mix, foreign currency exchange rate movements and year-over-year changes in restructuring and acquisition costs were offset by lower pricing improvements and productivity in excess of inflation, increased investment spending and lower margins from an acquisition made during 2018.
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

2019 vs 2018

Net revenues
Net revenues for the year ended December 31, 2019, increased by 9.0%, or $13.8 million, compared to the same period in 2018, due to the following:

Pricing	(0.3)%
Volume	(5.2)%
Acquisitions	19.1%
Currency exchange rates	(4.6)%
Total	9.0%
The increase in Net revenues was due to an acquisition in the prior year. This increase was partially offset by unfavorable foreign currency exchange rate movements and lower volumes and pricing.

Operating income/margin
Segment operating income for the year ended December 31, 2019, decreased $6.4 million, and Segment operating margin decreased to 0.3% from 4.5% compared to the same period in 2018, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2018	$6.9	4.5%
Pricing and productivity in excess of inflation	2.1	1.4%
Volume / product mix	(3.4)	(2.1)%
Currency exchange rates	(0.3)	—%
Investment spending	(1.1)	(0.6)%
Acquisitions	0.6	(0.4)%
Impairment of trade name	(4.3)	(2.5)%
December 31, 2019	$0.5	0.3%
Operating income decreased due to unfavorable volume/product mix, foreign currency exchange rate movements, increased investment spending and a trade name impairment charge recorded during 2019. These decreases were partially offset by pricing improvements and productivity in excess of inflation, which includes a $1.1 million recovery of previously remitted non-income taxes, and an acquisition during the prior year.
Operating margin decreased due to unfavorable volume/product mix, increased investment spending, lower margins from an acquisition during the prior year and a trade name impairment charge recorded during 2019. These decreases were partially offset by pricing improvements and productivity in excess of inflation.

2018 vs 2017
Net revenues
Net revenues for the year ended December 31, 2018, increased by 30.7%, or $36.0 million, compared with the same period in 2017, due to the following:

Pricing	(0.1)%
Volume	3.2%
Acquisitions	28.6%
Currency exchange rates	(1.0)%
Total	30.7%
The increase in Net revenues was primarily due to an acquisition made during 2018 and higher volumes. These increases were partially offset by unfavorable foreign currency exchange rate movements and slightly lower pricing.

Operating income/margin
Segment operating income for the year ended December 31, 2018, decreased $2.6 million, and Segment operating margin decreased to 4.5% from 8.1% compared with the same period in 2017, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2017	$9.5	8.1%
Pricing and productivity in excess of inflation	1.3	1.1%
Volume / product mix	(2.1)	(2.0)%
Currency exchange rates	(0.6)	(0.4)%
Investment spending	(1.0)	(0.8)%
Acquisitions	2.1	(0.4)%
Restructuring / acquisition costs	(2.3)	(1.1)%
December 31, 2018	$6.9	4.5%
Operating income decreased due to unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, increased investment spending and year-over-year increases in restructuring and acquisition costs. These decreases were partially offset by pricing and productivity improvements in excess of inflation and an acquisition made during 2018.
Operating margin decreased due to unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, increased investment spending, lower margins from an acquisition made during 2018 and year-over-year increases in restructuring and acquisition expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation.

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

In millions	2019	2018	2017
Net cash provided by operating activities	$488.2	$457.8	$347.2
Net cash used in investing activities	(77.6)	(443.8)	(50.2)
Net cash used in financing activities	$(342.2)	$(183.4)	$(150.9)
Operating activities

Net cash provided by operating activities for the year ended December 31, 2019, increased $30.4 million compared to 2018, primarily driven by changes in working capital.

Net cash provided by operating activities for the year ended December 31, 2018, increased $110.6 million compared to 2017. This increase was primarily due to higher Net earnings in 2018 and a discretionary $50.0 million contribution to the U.S. qualified defined benefit pension plan in 2017, partially offset by changes in working capital and an increase in cash paid for taxes.

Investing activities

Net cash used in investing activities for the year ended December 31, 2019, decreased $366.2 million compared to 2018. The decrease is primarily due to a $368.5 million reduction in cash payments related to acquisitions and equity investments in businesses, as well as the purchase of $14.3 million of investments during the year ended December 31, 2018, which did not recur in 2019. These decreases were partially offset by an increase in capital expenditures of $16.5 million during 2019 compared to 2018.

Net cash used in investing activities for the year ended December 31, 2018, increased $393.6 million compared to 2017. The increase is primarily due to $376.1 million of cash payments related to acquisitions and equity investments in businesses during 2018, compared to $20.8 million for an acquisition in 2017. Additionally contributing to the increase in Net cash used in investing activities was the purchase of $14.3 million of investments during the year ended December 31, 2018 and the sale of an equity investment during 2017, which resulted in an investing cash inflow of $15.6 million that did not recur in 2018.

Financing activities

Net cash used in financing activities for the year ended December 31, 2019, increased $158.8 million compared to 2018. The increase is primarily due to increases of $158.7 million in share repurchases and $21.2 million in dividend payments year-over-year. Partially offsetting these increases was an $18.2 million decrease in debt repayments, net, compared to 2018.

Net cash used in financing activities for the year ended December 31, 2018, increased $32.5 million compared to 2017. The increase is primarily due to an increase in dividend payments of $18.5 million year-over-year. Additionally, during the year ended December 31, 2018, we repurchased $67.3 million of common shares, compared to $60.0 million during 2017.

Capitalization

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2019	2018
Term Facility	$238.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	—
Other debt	0.7	1.2
Total borrowings outstanding	1,439.5	1,457.5
Less discounts and debt issuance costs, net	(11.8)	(12.7)
Total debt	1,427.7	1,444.8
Less current portion of long-term debt	0.1	35.3
Total long-term debt	$1,427.6	$1,409.5
As of December 31, 2019, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at December 31, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the year ended December 31, 2019, we made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance, utilizing all of the net proceeds from the issuance of the 3.500% Senior Notes, plus cash on hand. As a result of this payment, we have satisfied our obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2019, there were no borrowings outstanding on the Revolving Facility, and we had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings as of December 31, 2019 (see Note 10 to the Consolidated Financial Statements).

As of December 31, 2019, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”). The 3.200% Senior Notes and 3.550% Senior Notes require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, and October 1, 2027, respectively. Additionally, during the year ended December 31, 2019, we issued $400.0 million aggregate principal amount of our 3.500% Senior Notes due 2029 (the "3.500% Senior Notes). The 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1, beginning April 1, 2020, and will mature on October 1, 2029. Net proceeds from the issuance of the 3.500% Senior Notes, along with cash on hand, were utilized to make the $400.0 million principal payment on the Term Facility discussed above.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At December 31, 2019, we have analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

Pension Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets increases as the funded status increases. We monitor plan funded status, asset allocation and the impact of market conditions on our defined benefit plans regularly in addition to investment manager performance. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to volatility in the markets. For further details on pension plan activity, see Note 12 to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods:

In millions	2020	2021-2022	2023-2024	Thereafter	Total
Long-term debt (including current maturities)	$0.1	$239.0	$400.4	$800.0	$1,439.5
Interest payments on long-term debt	48.5	96.7	78.8	105.6	329.6
Purchase obligations	406.1	—	—	—	406.1
Operating leases	28.7	36.1	12.0	15.4	92.2
Total contractual cash obligations	$483.4	$371.8	$491.2	$921.0	$2,267.4
Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of December 31, 2019. Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions

At December 31, 2019, we had net pension liabilities of $35.0 million, which consist of plan assets of $710.5 million and benefit obligations of $745.5 million. It is our objective to contribute to our pension plans in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. At December 31, 2019, the funded status of our qualified pension plan for U.S. employees increased to 93.5% from 93.1% at December 31, 2018. The funded status for our non-U.S. pension plans increased to 101.1% at December 31, 2019 from 98.7% at December 31, 2018. The funded status for all of our pension plans at December 31, 2019 increased to 95.3% from 94.1% at December 31, 2018. We currently project that approximately $11.5 million will be contributed to our plans worldwide in 2020. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other than Pensions ("OPEB")

At December 31, 2019, we had postretirement benefit obligations of $6.8 million. We fund OPEB costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidies, are not expected to be material in 2020. Because the timing and amounts of long-term funding requirements for OPEB obligations are uncertain, they have been excluded from the preceding table.

Income Taxes

At December 31, 2019, we have total unrecognized tax benefits for uncertain tax positions of $37.3 million and $6.2 million of related accrued interest and penalties, net of tax. These liabilities have been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.

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
The following is a summary of certain accounting estimates and assumptions made by management that we consider critical:

•
Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our Consolidated Balance Sheets related to previous business combinations. Our goodwill and other indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate the fair value of an asset is more likely than not less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and starts with a comparison of the carrying amount of a reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill of the reporting unit.
As quoted market prices are not available for our reporting units, the calculation of their estimated fair values is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. The income approach relies on the Company’s estimates of revenue growth rates, margin assumptions and discount rates to estimate future cash flows and explicitly addresses factors such as timing, with due consideration given to forecasting risk. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values of our reporting units based on selected market multiples. The market approach reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the selected peer group companies and the subject reporting units.
The estimated fair values for each of our reporting units exceeded their carrying values by more than 15% for the 2019 goodwill impairment test. Assessing the fair value of our reporting units includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, the following:

•	Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;

•	Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;

•	The impacts of market volatility, including greater-than-expected declines in pricing, reductions in volumes or fluctuations in foreign exchange rates;

•
The level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•	Increases in the price or decreases in the availability of key commodities and the impact of higher energy prices; and

•	Increases in our market-participant risk-adjusted weighted-average cost of capital.
Other Indefinite-lived intangible assets – Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. Based on the result of our 2019 impairment testing, it was determined that two of our indefinite-lived trade names were impaired. Accordingly, an impairment charge of $5.9 million was recorded in the fourth quarter of 2019 (see Note 6 to the Consolidated Financial Statements for additional information).
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

•
Revenue recognition – Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer, and is the unit of account under ASC 606, "Revenues from Contracts with Customers". We have two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration we expect to receive in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs, including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require our best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on our historical rates of providing these incentives and annual forecasted sales volumes.

Our remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services revenues is delayed until the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied.
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
Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction in revenue and a contra receivable. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. Variable consideration is estimated based on the most likely amount we expect to receive from customers. Each of these accruals represents the Company’s best estimate of the most likely amount expected to be received from customers based on historical experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements. We also offer a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding cost of the warranty obligation is accrued as a liability (see Note 21).

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
Changes in any of the assumptions can have an impact on the net periodic pension and postretirement benefit cost. Estimated sensitivities to the expected 2020 net periodic pension benefit cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $0.9 million and the decline in the estimated return on assets would increase expense by approximately $0.7 million.

•
Business combinations – The fair value of the consideration paid in a business combination is allocated to the tangible and identifiable intangible assets acquired, liabilities assumed and goodwill. Acquired intangible assets primarily include indefinite-lived trade names, customer relationships and completed technologies. The accounting for acquisitions involves a considerable amount of judgment and estimation, including the fair value of acquired intangible assets involving projections of future revenues and cash flows that are either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used to determine the fair value of acquired intangible assets include projections developed using internal forecasts, available industry and market data, estimates of long-term growth rates, profitability, customer attrition and royalty rates, which are determined at the time of the business combination. The Company uses an income approach or market approach (or both) in accordance with accepted valuation models for each acquired intangible asset to determine the fair value. The impact of prior or future business combinations on our financial condition or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

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

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2019, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $12.7 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2019.

Interest Rate Exposure

Outstanding borrowings under our Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At December 31, 2019, the outstanding borrowings of $238.8 million under the Term Facility accrue interest at LIBOR plus a margin of 1.250%. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings, which expire in September 2020.

We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings, as we have the ability to incur up to $500 million of additional variable-rate debt under our Revolving Facility. If LIBOR or other applicable base rates of our Credit Facilities increase in the future, our Interest expense could increase.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 18, 2020, are presented following Item 16 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets at December 31, 2019 and 2018
For the years ended December 31, 2019, 2018 and 2017:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$655.0	$731.2	$748.3	$719.5
Cost of goods sold	378.1	410.5	412.8	400.3
Operating income	108.0	145.7	168.1	143.3
Net earnings	80.3	109.4	131.7	80.7
Net earnings attributable to Allegion plc	80.2	109.3	131.6	80.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.85	$1.17	$1.41	$0.87
Diluted	$0.84	$1.16	$1.40	$0.86

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$613.1	$704.7	$711.5	$702.4
Cost of goods sold	355.3	399.1	402.1	401.9
Operating income	98.7	143.4	142.3	141.4
Net earnings	72.4	114.0	116.1	132.9
Net earnings attributable to Allegion plc	72.2	113.9	116.0	132.8
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.76	$1.20	$1.22	$1.40
Diluted	$0.75	$1.19	$1.21	$1.39

Net earnings from the fourth quarter of 2019 includes a $31.4 million (net of tax) loss on the divestitures of our business operations in Colombia and Turkey.

Net earnings from the fourth quarter of 2018 includes a net tax benefit of $18.6 million related to an adjustment to the provisional accounting related to the Tax Reform Act.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company did implement changes to internal controls due to the adoption of ASC 842 effective January 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company's internal control over financial reporting due to the adoption of this new standard.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant."
The other information required by this item is incorporated herein by reference to the information contained under the headings "Item 1. Election of Directors", "Delinquent Section 16(a) Reports" and "Corporate Governance" in our Proxy Statement.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed October 2, 2017.

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed October 2, 2017.

4.3	Form of Global Note representing the 3.200% Senior Notes due 2024.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed October 2, 2017.

4.5	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.4).

4.6	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed September 27, 2019.

4.7	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed September 27, 2019 (included in Exhibit 4.2).

4.8	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.

10.1	Form of Separation Agreement and Release. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Credit Agreement, dated as of September 12, 2017.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 15, 2017.

10.4	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.5	2013 Incentive Stock Plan. *	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan. *	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan. *	Filed herewith.

10.8	Elected Officer Supplemental Program. *	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program. *	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan. *	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan. *	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	David D. Petratis Offer Letter, dated June 19, 2013. *	Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Patrick S. Shannon Offer Letter, dated April 9, 2013. *	Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Timothy P. Eckersley Offer Letter, dated October 3, 2013. *	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.15	Lucia V. Moretti, Offer Letter, dated February 19, 2014. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on February 26, 2016 (File No. 001-35971).

10.16	Jeffrey N. Braun Offer Letter, dated June 13, 2014. *	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed with the SEC on February 17, 2017 (File No. 001-35971).

10.17	Form of Allegion plc Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.20	Annual Incentive Plan. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Change in Control Severance Plan. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.22	Form of Restricted Stock Unit Award Agreement. *	Filed herewith.

10.23	Form of Stock Option Award Agreement. *	Filed herewith.

10.24	Form of Performance Stock Unit Award Agreement. *	Filed herewith.

10.25	Form of Special Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on April 30, 2015 (File No. 001-35971).

10.27	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

21.1	List of subsidiaries of Allegion plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 18, 2020

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2020
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2020
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2020
(Douglas P. Ranck)

/s/ Kirk S. Hachigian	Director	February 18, 2020
(Kirk S. Hachigian)

/s/ Steven C. Mizell	Director	February 18, 2020
(Steven C. Mizell)

/s/ Nicole Parent Haughey	Director	February 18, 2020
(Nicole Parent Haughey)

/s/ Dean Schaffer	Director	February 18, 2020
(Dean Schaffer)

/s/ Charles L. Szews	Director	February 18, 2020
(Charles L. Szews)

/s/ Martin E. Welch III	Director	February 18, 2020
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allegion plc:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 and Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - EMEIA and Asia Pacific Reporting Units

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $873.3 million as of December 31, 2019, and the goodwill associated with the EMEIA and Asia Pacific reporting units was $285.5 million and $102.8 million, respectively. Goodwill is tested annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit is more likely than not less than the carrying amount of the reporting unit. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. Estimated fair value of the Company's reporting units is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rates to estimate future cash flows. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of EMEIA and Asia Pacific reporting units is a critical audit matter are there was significant judgment by management when developing the fair value measurements of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including revenue growth rates, margin assumptions, discount rates, peer group determination, and market multiple selection. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow and market multiple models; testing the completeness, accuracy, and relevance of the underlying data used in the models; and evaluating the significant assumptions used by management, including the revenue growth rates, margin assumptions, discount rates, peer group determination, and market multiple selection. Evaluating management’s assumptions relating to revenue growth rates and margin assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the Company’s peer group determinations included assessing the appropriateness of the identified peer companies. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple models, and certain significant assumptions, including the discount rates, selected peer groups, and market multiples.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 18, 2020
We have served as the Company’s auditor since 2013.

Allegion plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2019	2018	2017
Net revenues	$2,854.0	$2,731.7	$2,408.2
Cost of goods sold	1,601.7	1,558.4	1,335.3
Selling and administrative expenses	687.2	647.5	580.4
Operating income	565.1	525.8	492.5
Interest expense	56.0	54.0	105.7
Loss on divestitures	30.1	—	—
Other expense (income), net	3.8	(3.4)	(8.9)
Earnings before income taxes	475.2	475.2	395.7
Provision for income taxes	73.1	39.8	119.0
Net earnings	402.1	435.4	276.7
Less: Net earnings attributable to noncontrolling interests	0.3	0.5	3.4
Net earnings attributable to Allegion plc	$401.8	$434.9	$273.3
Amounts attributable to Allegion plc ordinary shareholders:
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings:	$4.29	$4.58	$2.87
Diluted net earnings:	$4.26	$4.54	$2.85

Net earnings	$402.1	$435.4	$276.7
Other comprehensive income (loss), net of tax
Currency translation	13.4	(56.9)	97.5
Cash flow hedges:
Unrealized net gains arising during period	—	4.6	5.2
Net gains reclassified into earnings	(7.5)	(2.3)	(4.7)
Tax benefit (expense)	1.9	(0.5)	(0.1)
Total cash flow hedges, net of tax	(5.6)	1.8	0.4
Pension and OPEB adjustments:
Prior service (costs) gains and net actuarial (losses) gains, net	(8.3)	(16.6)	25.5
Amortization reclassified into earnings	6.1	4.5	5.2
Settlements/curtailments reclassified into earnings	2.3	—	0.1
Currency translation and other	(2.7)	5.1	0.7
Tax (expense) benefit	(0.4)	1.6	(12.2)
Total pension and OPEB adjustments, net of tax	(3.0)	(5.4)	19.3
Other comprehensive income (loss), net of tax	4.8	(60.5)	117.2
Total comprehensive income, net of tax	406.9	374.9	393.9
Less: Total comprehensive income attributable to noncontrolling interests	0.2	0.9	2.8
Total comprehensive income attributable to Allegion plc	$406.7	$374.0	$391.1

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$355.3	$283.8
Restricted cash	3.4	6.8
Accounts and notes receivable, net	329.8	324.9
Inventories	269.9	280.3
Current tax receivable	14.2	15.4
Other current assets	29.2	19.6
Assets held for sale	—	0.8
Total current assets	1,001.8	931.6
Property, plant and equipment, net	291.4	276.7
Goodwill	873.3	883.0
Intangible assets, net	510.9	547.1
Deferred and noncurrent income taxes	112.5	84.6
Other noncurrent assets	177.3	87.2
Total assets	$2,967.2	$2,810.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$221.0	$235.0
Accrued compensation and benefits	98.4	95.3
Accrued expenses and other current liabilities	174.7	135.0
Current tax payable	12.8	20.2
Short-term borrowings and current maturities of long-term debt	0.1	35.3
Total current liabilities	507.0	520.8
Long-term debt	1,427.6	1,409.5
Postemployment and other benefit liabilities	87.7	81.2
Deferred and noncurrent income taxes	107.8	115.9
Other noncurrent liabilities	76.7	28.8
Total liabilities	2,206.8	2,156.2
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (92,723,682 and 94,637,450 shares issued and outstanding at December 31, 2019 and 2018, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	975.1	873.6
Accumulated other comprehensive loss	(218.6)	(223.5)
Total Allegion plc shareholders’ equity	757.4	651.0
Noncontrolling interests	3.0	3.0
Total equity	760.4	654.0
Total liabilities and equity	$2,967.2	$2,810.2

See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Equity

		Allegion plc Shareholders' equity
In millions	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
		Amount	Shares
Balance at December 31, 2016	$116.4	$1.0	95.3	$—	$376.6	$(264.3)	$3.1
Cumulative effect of change in accounting principle	(5.0)	—	—	—	(5.0)	—	—
Net earnings	276.7	—	—	—	273.3	—	3.4
Other comprehensive income (loss), net	117.2	—	—	—	—	117.8	(0.6)
Shares issued under incentive stock plans	7.2	—	—	7.2	—	—	—
Repurchase of ordinary shares	(60.0)	—	(0.8)	(13.9)	(46.1)	—	—
Share-based compensation	15.8	—	0.6	15.8	—	—	—
Dividends declared to noncontrolling interests	(1.8)	—	—	—	—	—	(1.8)
Cash dividends declared ($0.64 per share)	(60.9)	—	—	—	(60.9)	—	—
Other (see Note 14)	(0.1)	—	—	—	6.5	(6.4)	(0.2)
Balance at December 31, 2017	405.5	1.0	95.1	9.1	544.4	(152.9)	3.9
Net earnings	435.4	—	—	—	434.9	—	0.5
Other comprehensive (loss) income, net	(60.5)	—	—	—	—	(60.9)	0.4
Shares issued under incentive stock plans	3.2	—	—	3.2	—	—	—
Repurchase of ordinary shares	(67.3)	(0.1)	(0.9)	(31.5)	(35.7)	—	—
Share-based compensation	19.2	—	0.4	19.2	—	—	—
Dividends declared to noncontrolling interests	(1.8)	—	—	—	—	—	(1.8)
Cash dividends declared ($0.84 per share)	(79.7)	—	—	—	(79.7)	—	—
Reclassification due to adoption of ASU 2018-02 (see Note 14)	—	—	—	—	9.7	(9.7)	—
Balance at December 31, 2018	654.0	0.9	94.6	—	873.6	(223.5)	3.0
Net earnings	402.1	—	—	—	401.8	—	0.3
Other comprehensive income (loss), net	4.8	—	—	—	—	4.9	(0.1)
Repurchase of ordinary shares	(226.0)	—	(2.3)	(26.5)	(199.5)	—	—
Share-based compensation activity	26.5	—	0.4	26.5	—	—	—
Dividends declared to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Cash dividends declared ($1.08 per share)	(100.9)	—	—	—	(100.9)	—	—
Other	0.1	—	—	—	0.1	—	—
Balance at December 31, 2019	$760.4	$0.9	92.7	$—	$975.1	$(218.6)	$3.0

See accompanying notes to consolidated financial statements.

Allegion plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net earnings	$402.1	$435.4	$276.7
Adjustments to arrive at net cash provided by operating activities:
Debt extinguishment costs	2.7	—	43.1
Depreciation and amortization	83.0	86.2	66.9
Impairment of trade names	5.9	—	—
Share-based compensation	20.4	19.6	16.2
Loss on divestitures	30.1	—	—
Discretionary pension plan contribution	—	—	(50.0)
Deferred income taxes	(30.2)	(64.4)	24.9
Other items	(3.6)	(8.0)	(2.4)
Changes in other assets and liabilities
Accounts and notes receivable	(6.0)	(8.6)	(22.7)
Inventories	5.4	(19.7)	(4.4)
Other current and noncurrent assets	(15.0)	(3.3)	3.5
Accounts payable	(11.0)	33.9	0.4
Other current and noncurrent liabilities	4.4	(13.3)	(5.0)
Net cash provided by operating activities	488.2	457.8	347.2
Cash flows from investing activities:
Capital expenditures	(65.6)	(49.1)	(49.3)
Acquisition of and equity investments in businesses, net of cash acquired	(7.6)	(376.1)	(20.8)
Proceeds from sale of equity investment	—	—	15.6
Proceeds related to business dispositions	3.3	—	1.2
Purchase of investments	—	(14.3)	—
Other investing activities, net	(7.7)	(4.3)	3.1
Net cash used in investing activities	$(77.6)	$(443.8)	$(50.2)
Cash flows from financing activities:
Short-term borrowings, net	$(0.2)	$(0.6)	$(1.3)
Proceeds from Revolving facility	—	115.0	165.0
Repayments of Revolving facility	—	(115.0)	(165.0)
Issuance of term facility	—	—	700.0
Settlement of second amended credit facility	—	—	(856.3)
Proceeds from issuance of senior notes	400.0	—	800.0
Redemption of senior notes	—	—	(600.0)
Payments of long-term debt	(417.7)	(35.5)	(32.3)
Net (repayments of) proceeds from debt	(17.9)	(36.1)	10.1
Debt issuance costs	(4.2)	—	(9.5)
Redemption premium	—	—	(33.2)
Dividends paid to ordinary shareholders	(100.6)	(79.4)	(60.9)
Repurchase of ordinary shares	(226.0)	(67.3)	(60.0)
Proceeds from shares issued under incentive plans	6.5	3.2	7.2
Other financing activities, net	—	(3.8)	(4.6)
Net cash used in financing activities	(342.2)	(183.4)	(150.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(6.2)	7.7
Net increase (decrease) in cash, cash equivalents and restricted cash	68.1	(175.6)	153.8
Cash, cash equivalents and restricted cash – beginning of period	290.6	466.2	312.4
Cash, cash equivalents and restricted cash – end of period	$358.7	$290.6	$466.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company") are a leading global company that provides security products and solutions that keep people and assets safe and secure in the places where they reside, work and thrive. Allegion creates peace of mind by pioneering safety and security with a vision of seamless access and a safer world. The Company offers an extensive and versatile portfolio of mechanical and electronic security products and solutions across a range of market-leading brands including CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of Consolidation: The Consolidated Financial Statements include all controlled subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a controlled subsidiary that is not attributable to the Company. The Company includes noncontrolling interests as a component of Total equity in the Consolidated Balance Sheets and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Allegion plc in the Consolidated Statements of Comprehensive Income.

Equity method affiliates represent unconsolidated entities in which the Company demonstrates significant influence in the affiliate but does not have a controlling financial interest. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Some of the more significant estimates include useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets and liabilities including goodwill and other intangible assets, product warranties, sales allowances, pension plan benefits, postretirement benefits other than pensions, taxes, lease related assets and liabilities, environmental costs and product liability and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Comprehensive Income in the period that they are determined.

Currency Translation: Assets and liabilities where the functional currency is not the U.S. dollar have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating a subsidiary’s financial statements into the U.S. dollar have been recorded in the Equity section of the Consolidated Balance Sheets within Accumulated other comprehensive loss.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Inventories: Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.

Allowance for Doubtful Accounts: The Company provides for an allowance for doubtful accounts and notes receivable, which represents the best estimate of probable loss inherent in the Company’s accounts and notes receivable portfolios. The Company's estimates are influenced by a continuing credit evaluation of customers’ financial condition, trade accounts and notes receivable aging and historical loss experience. The Company has reserved $5.6 million and $3.3 million for doubtful accounts and notes receivable as of December 31, 2019 and 2018, respectively.

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

Repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Major replacements and significant improvements that increase asset values and extend useful lives are capitalized.

The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset.

Investments: The Company periodically invests in debt or equity securities of start-up companies and/or development stage technology or other companies without acquiring a controlling interest. The Company applies the equity method of accounting when the Company has the ability to exercise significant influence over the operating and financial decision making of the investee. Investments in equity method affiliates totaled $18.2 million and $16.0 million as of December 31, 2019 and 2018, respectively. Debt and equity investments that have readily determinable fair values in which the Company does not have significant influence are generally classified as available-for-sale securities and subsequently measured at fair value with any unrealized holding gains and losses being reported in Other comprehensive income. The Company's investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. Investments in debt and equity securities not accounted for under the equity method of accounting totaled $18.1 million and $9.5 million as of December 31, 2019 and 2018, respectively. The Company's investments are principally recorded within Other noncurrent assets within the Consolidated Balance Sheets.

Leases: In accordance with ASC 842, the Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee. In determining if a contract represents a lease, consideration is given to all relevant facts and circumstances to assess whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. Judgment and estimation is also required in determining the lease classification and the amount of the ROU asset and corresponding lease liability for each lease, which includes determining the appropriate lease term and an applicable discount rate. The Company assesses the specific terms and conditions of each lease to determine the appropriate classification as either an operating or finance lease. In determining the appropriate length of the lease term, both the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and are reasonably certain of being exercised as of lease commencement are considered. The Company considers all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude whether or not renewal is reasonably certain. When available, the rate implicit in the lease is utilized as the discount rate to determine the lease liability. If this rate is unavailable, the Company utilizes its incremental borrowing rate as the discount rate, which is the rate at inception of the lease that would hypothetically be incurred to borrow over a similar term the funds needed to purchase the leased asset. Refer to Note 11 for further details on the Company's lease accounting policies.

Goodwill and Intangible Assets: The Company records as goodwill the excess of the purchase price of an acquired business over the fair value of the net assets acquired. In accordance with ASC 350, "Intangibles—Goodwill and Other,", goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not less than the carrying amount of the asset.
Recoverability of goodwill is measured at the reporting unit level. The carrying amount of a reporting unit is compared to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill of the reporting unit. Estimated fair value of the Company's reporting units is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation.

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

Intangible assets such as completed technologies, patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	20	years
Trade names (finite-lived)	25	years
Completed technologies/patents	10	years
Other	7	years

Recoverability of intangible assets with finite useful lives is assessed in the same manner as property, plant and equipment, as described above.

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

Cash paid for income taxes, net of refunds, for the twelve months ended December 31, 2019 and 2018 was $103.0 million and $101.7 million, respectively.

Product Warranties: The Company offers a standard warranty with most product sales, and the value of such warranty is included in the contractual sales price. Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company regularly assesses the adequacy of its liabilities and makes adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available. Refer to Note 21 for further details regarding product warranties.

Revenue Recognition: Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. The Company's remaining Net revenues involve services, including installation and consulting. See Note 20 for additional information regarding the Company's revenue recognition policies.

Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction to Net revenues and as a contra receivable. At December 31, 2019 and 2018, the Company had a customer claim accrual (contra receivable) of $36.5 million and $31.6 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. At December 31, 2019 and 2018, the Company had a sales incentive accrual of $37.2 million and $33.9 million, respectively. Variable consideration is estimated based on the most likely amount expected to be received from customers. Each of these accruals represents the Company’s best estimate of the most likely amount expected to be received from customers based on historical experience. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.

Environmental Costs: The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies and is not discounted. Refer to Note 21 for further details related to environmental matters.

Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred. For the years ended December 31, 2019, 2018 and 2017, expenses related to research and development activities amounted to approximately $54.7 million, $54.4 million and $48.3 million, respectively, and consist of salaries, wages, benefits, building costs and other overhead expenses.

Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the costs associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial estimates and are generally recorded to Accumulated other comprehensive loss and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 12 for further details on employee benefit plans.

Loss Contingencies: Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liabilities, product warranties, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using inputs derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve and, in certain instances, with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 21 for further details related to loss contingencies.

Derivative Instruments: The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency and variable interest rates. The Company recognizes all derivatives on the Consolidated Balance Sheets at their fair value as either assets or liabilities. For designated cash flow hedges, the changes in fair value of the derivative contract is recorded in Other comprehensive income (loss), net of tax, and in Net earnings at the time earnings are affected by the hedged transaction. For undesignated derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 10 for further details regarding derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the identification of arrangements that should be accounted for as leases. In general, for lease arrangements of a twelve-month term or greater, these arrangements are to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, an ROU asset and lease liability are recorded for all leases, whether operating or financing, while the statement of comprehensive income reflects lease expense for operating leases and amortization/interest expense for financing leases. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)", which provided narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provided an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements", which exempted entities from having to provide certain interim disclosures in the fiscal year of adoption of ASU 2016-02 and its related standards. These ASUs (collectively “ASC 842”) were effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASC 842 on January 1, 2019, utilizing the transition method allowed per ASU 2018-11. Comparative period financial information has not been adjusted for the effects of adopting ASC 842 and no cumulative-effect adjustment was required to the opening balance of Retained earnings on the adoption date.

The Company has also made updates to its systems, policies and internal controls over financial reporting related to the adoption of ASC 842 on January 1, 2019. See Note 11 for further information and expanded disclosure related to the Company's leases.

Recently Issued Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses". The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. These ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and its related updates on January 1, 2020, and the adoption did not have a material impact to the Consolidated Financial Statements, although the Company has made updates to its policies and internal controls over financial reporting as a result of adoption.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 on January 1, 2020, and does not believe the adoption will have a material impact to the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. The amendments also clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2020-01 will have on the Consolidated Financial Statements.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.

At December 31, the major classes of Inventories were as follows:

In millions	2019	2018
Raw materials	$116.8	$117.2
Work-in-process	33.1	34.4
Finished goods	120.0	128.7
Total	$269.9	$280.3

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of Property, plant and equipment were as follows:

In millions	2019	2018
Land	$16.6	$15.6
Buildings	154.8	148.4
Machinery and equipment	417.1	407.7
Software	155.0	146.0
Construction in progress	42.5	31.1
	786.0	748.8
Accumulated depreciation	(494.6)	(472.1)
Property, plant and equipment, net	$291.4	$276.7

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $47.1 million, $46.2 million and $40.0 million, which includes amounts for software amortization of $14.5 million, $15.4 million and $14.3 million, respectively.

NOTE 5 – GOODWILL

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. The changes in the carrying amount of Goodwill were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2017 (gross)	$375.2	$769.8	$101.7	$1,246.7
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2017 (net)	375.2	291.2	94.8	761.2
Acquisitions	111.1	10.2	20.5	141.8
Currency translation	(0.2)	(12.9)	(6.9)	(20.0)
December 31, 2018 (net)	486.1	288.5	108.4	883.0
Acquisitions and adjustments (a)	(1.3)	2.7	(4.4)	(3.0)
Currency translation	0.2	(5.7)	(1.2)	(6.7)
December 31, 2019 (net)	$485.0	$285.5	$102.8	$873.3

(a)
In 2019, the Company made reclassifications to goodwill across all segments related to a change in how revenue is managed for a specific immaterial product line where revenue previously managed in the Asia Pacific segment is now being managed in the Americas and EMEIA segments.

NOTE 6 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2019			2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.3	$(19.2)	$40.1	$59.4	$(14.2)	$45.2
Customer relationships	412.7	(107.5)	305.2	419.3	(88.5)	330.8
Trade names (finite-lived)	82.5	(49.4)	33.1	84.9	(47.4)	37.5
Other	17.6	(8.1)	9.5	9.5	(6.5)	3.0
Total finite-lived intangible assets	572.1	$(184.2)	387.9	573.1	$(156.6)	416.5
Trade names (indefinite-lived)	123.0		123.0	130.6		130.6
Total	$695.1		$510.9	$703.7		$547.1

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for the years ended 2019, 2018 and 2017, was $31.2 million, $36.3 million and $22.1 million, respectively. Intangible asset amortization expense for 2018 included the amortization of approximately $6 million of backlog revenue that was acquired during an acquisition in 2018. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $28.8 million for 2020, $28.8 million for 2021, $28.7 million for 2022, $28.6 million for 2023 and $28.3 million for 2024.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performs its annual impairment test in the fourth quarter of each year. During the 2019 impairment testing, it was determined that two of the Company's indefinite-lived trade names were impaired. As such, impairment charges totaling $5.9 million were recorded in the fourth quarter of 2019 and are included within Selling and administrative expenses within the Consolidated Statement of Comprehensive Income. In 2018 and 2017, the Company determined the fair value of all indefinite-lived intangible assets exceeded their respective carrying values, and accordingly, no impairment charges were recorded in either of these years.

NOTE 7 - ACQUISITIONS

In 2018, the Company completed six acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018
Total cash paid for these acquisitions was approximately $373 million (net of cash acquired), including $4.6 million during the year ended December 31, 2019. These acquisitions were accounted for as business combinations. The allocation of the aggregate purchase price to assets acquired and liabilities assumed is complete as of December 31, 2019, and was as follows:

In millions
Accounts receivable, net	$28.9
Inventories	28.5
Other current assets	1.3
Property, plant and equipment, net	27.6
Goodwill	139.8
Intangible assets, net	204.3
Other noncurrent assets	2.0
Accounts payable	(11.1)
Accrued expenses and other current liabilities	(35.7)
Other noncurrent liabilities	(11.1)
Total consideration	$374.5

Intangible assets acquired include approximately $59 million of indefinite-lived trade names, $112 million of customer relationships and $33 million of completed technologies and other intangibles, which includes approximately $6 million of acquired backlog revenue. The customer relationships have a 17-year weighted-average useful life, while the completed technologies and other intangibles, excluding the backlog revenue, have a 16-year weighted-average useful life. The backlog revenue was fully amortized as of June 30, 2018.

Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, for example, assembled workforce. The majority of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma financial information for the year ended December 31, 2018 reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2017:

In millions	2018
Net revenues	$2,774.2
Net earnings attributable to Allegion plc	$446.8

The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisitions that would have been incurred assuming the acquisitions had occurred on January 1, 2017. Adjustments to historical financial information include removal of backlog revenue acquired as well as acquisition and integration expenses incurred in 2018 related to these acquisitions, partially offset by incremental amortization of intangible assets.

Additionally, in January 2017, the Company acquired Republic Doors & Frames, LLC ("Republic") through one of its subsidiaries.

During the years ended December 31, 2019, 2018 and 2017, the Company incurred $2.0 million, $10.0 million and $4.7 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Consolidated Statement of Comprehensive Income.

NOTE 8 - DIVESTITURES

In June 2019, the Company closed its production facility in Turkey and subsequently sold certain of the production assets thereof, which collectively met the definition of a business under ASC 805, "Business Combinations" (see Note 16 for further information around the Company's restructuring activities). Total proceeds from the sale were approximately $4.1 million. The Company recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by $25.0 million of cumulative currency translation adjustments previously deferred in equity that were reclassified to earnings upon sale. The loss is included as a component of Loss on divestitures in the Consolidated Statement of Comprehensive Income.

Additionally, during the fourth quarter of 2019, the Company sold its interests in its Colombia operations for an immaterial amount. As a result of the sale, the Company recorded a net loss on divestiture of $5.9 million, of which $1.2 million relates to cumulative currency translation adjustments previously deferred in equity that were reclassified to earnings upon sale. The net loss is included as a component of Loss on divestitures in the Consolidated Statement of Comprehensive Income.

Neither of these divestitures is expected to have a material impact on the Company's future results of operations or cash flows.

NOTE 9 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2019	2018
Term Facility	$238.8	$656.3
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	—
Other debt	0.7	1.2
Total borrowings outstanding	1,439.5	1,457.5
Less discounts and debt issuance costs, net	(11.8)	(12.7)
Total debt	1,427.7	1,444.8
Less current portion of long-term debt	0.1	35.3
Total long-term debt	$1,427.6	$1,409.5
Unsecured Credit Facilities

As of December 31, 2019, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at December 31, 2019, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the year ended December 31, 2019, the Company made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance, utilizing all of the net proceeds from the issuance of the 3.500% Senior Notes due 2029 (see below), plus cash on hand. As a result of this payment, the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022. In conjunction with this principal pay down, the Company recognized a $2.7 million charge related to the write-off of previously deferred financing costs related to the Term Facility, which is included in Interest expense in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2019. The Company repaid a total of $417.5 million of principal on its Term Facility during the year ended December 31, 2019.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2019, there were no borrowings outstanding on the Revolving Facility and the Company had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of the Revolving Facility of between 0.125% and 0.200% per year, depending on the Company's credit rating, as well as certain other fees.

Outstanding borrowings under the Credit Facilities accrue interest at the option of the Company of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At December 31, 2019, the outstanding borrowings under the Term Facility accrue interest at LIBOR plus a margin of 1.250%. To manage the exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings as of December 31, 2019. These interest rate swaps will expire in September 2020 (see Note 10). At December 31, 2019, the weighted-average interest rate for borrowings was 2.68% under the Term Facility (including the effect of interest rate swaps).

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of December 31, 2019, the Company was in compliance with all covenants.

Senior Notes

As of December 31, 2019, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), both of which were issued on October 2, 2017. The 3.200% Senior Notes and the 3.550% Senior Notes require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024 and October 1, 2027, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness.

During the year ended December 31, 2019, Allegion plc issued $400.0 million aggregate principal amount of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1, beginning April 1, 2020, and will mature on October 1, 2029. Net proceeds from the issuance of the 3.500% Senior Notes, along with cash on hand, were utilized to make the $400.0 million principal payment on the Term Facility discussed above. The Company incurred and deferred $4.2 million of discounts and financing costs associated with the 3.500% Senior Notes, which will be amortized to Interest expense over the 10-year term of the 3.500% Senior Notes. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.

2017 Refinancing

The Company entered into its unsecured Credit Agreement in September 2017, using the proceeds from the Term Facility along with initial borrowings under the Revolving Facility to repay in full the outstanding borrowings under the Company's previously outstanding secured credit facility. Additionally, in October 2017, the Company used the net proceeds from the 3.200% Senior Notes and the 3.550% Senior Notes to redeem in full $600.0 million aggregate of previously outstanding senior notes. Related to these activities, the Company recorded a $33.2 million charge for the redemption premiums associated with the previously outstanding senior notes, non-cash charges of $9.9 million related to the write-off of previously deferred financing costs and $1.6 million of third-party costs. These charges were all recorded within Interest expense in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2017.

Future Repayments

Scheduled principal repayments on indebtedness as of December 31, 2019 were as follows:

In millions
2020	$0.1
2021	0.1
2022	238.9
2023	0.1
2024	400.3
Thereafter	800.0
Total	$1,439.5

Cash paid for interest for the years ended December 31, 2019, 2018 and 2017 was $48.8 million, $52.0 million and $58.4 million, respectively.

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

Currency Derivatives

The gross notional amount of the Company’s currency derivatives was $146.4 million and $81.8 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, a loss of $0.1 million and a gain of $1.8 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of approximately $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2019, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period related to the Company's variable rate Term Facility. The notional amount of these interest rate swaps was $200.0 million and $250.0 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company settled an interest rate swap with a $50.0 million notional amount in conjunction with the principal pay down on the outstanding Term Facility (see Note 9). The remaining interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At December 31, 2019 and 2018, gains of $0.5 million and $4.3 million, net of tax, respectively, were recorded in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of approximately $0.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.

The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	2019	2018	2019	2018
Asset derivatives
Currency derivatives	Other current assets	$—	$1.7	$0.4	$0.4
Interest rate swaps	Other current assets	0.7	—	—	—
Interest rate swaps	Other noncurrent assets	—	5.7	—	—
Total asset derivatives		0.7	7.4	0.4	0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	0.8	—	0.7	0.1
Total liability derivatives		$0.8	$—	$0.7	$0.1

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss			Location of gain (loss) recognized in Net earnings	Amount of gain (loss) reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2019	2018	2017		2019	2018	2017
Currency derivatives	$1.9	$4.3	$4.0	Cost of goods sold	$4.4	$2.3	$4.7
Interest rate swaps	(1.9)	2.5	1.2	Interest expense	3.1	2.2	(0.3)
Total	$—	$6.8	$5.2		$7.5	$4.5	$4.4

The gains and losses associated with the Company's non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other expense (income), net in the Consolidated Statements of Comprehensive Income.

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

NOTE 11 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the twelve months ended December 31, 2019, was $43.2 million and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statement of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $8.1 million for the twelve months ended December 31, 2019. No material lease costs have been capitalized on the Consolidated Balance Sheet as of December 31, 2019. Total rental expense for the twelve months ended December 31, 2018 and 2017, as determined in accordance with the previous lease guidance, ASC 840, was $42.5 million and $35.5 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.

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

•
If the Company enters into a large number of leases in the same month with the same terms and conditions, these will be accounted for as a group (portfolio), assuming the lease model under this approach will not materially differ from applying ASC 842 to each individual lease.

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

As a lessee, the Company categorizes its leases into two general categories: real estate and equipment leases.

The Company’s real estate lease portfolio includes leased production and assembly facilities, warehouses and distribution centers, office space and to a lesser degree, employee housing. The terms and conditions of real estate leases can vary significantly from lease to lease. The Company has assessed the specific terms and conditions of each real estate lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and reasonably certain of being exercised upon lease commencement. The Company assesses all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude whether or not renewal is reasonably certain. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the real estate leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate for debt instruments with terms approximating the weighted-average term for its real estate leases to discount the future lease payments over the lease term to present value. The Company does incur variable lease payments for certain of its real estate leases, such as reimbursements of property taxes, maintenance and other operational costs to the lessor. In general, these variable lease payments are not captured as part of the lease liability or ROU asset, but rather are expensed as incurred.

The Company’s equipment leases include vehicles, material handling equipment, other machinery and equipment utilized in the Company's production and assembly facilities, warehouses and distribution centers, laptops and other IT equipment, and other miscellaneous leased equipment. Most of the equipment leases are for terms ranging from two to five years, although terms and conditions can vary from lease to lease. The Company applies similar estimates and judgments to its equipment lease portfolio in determining the lease payments and lease term as it does to its real estate lease portfolio. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the equipment leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate for debt instruments with terms approximating the weighted-average term for its equipment leases to discount the future lease payments over the lease term to present value. The Company does not typically incur variable lease payments related to its equipment leases.

The amounts included within the Consolidated Balance Sheet related to the Company's ROU asset and lease liability at December 31, 2019, were as follows:

In millions	Balance Sheet classification	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$57.5	$23.9	$81.4
Lease liability - current	Accrued expenses and other current liabilities	15.4	10.4	25.8
Lease liability - noncurrent	Other noncurrent liabilities	42.1	13.5	55.6

Other information:
Weighted-average remaining term (years)		6.5	2.8
Weighted-average discount rate		4.5%	3.8%

The following table summarizes additional information related to the Company's leases for the year ended December 31, 2019:

In millions	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$19.2	$15.9	$35.1
ROU assets obtained in exchange for new lease liabilities	14.7	16.0	30.7

The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of December 31, 2019, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Future minimum rental commitments for the subsequent five years under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 were as follows:

In millions	Total
2019	$30.3
2020	21.5
2021	14.1
2022	9.3
2023	5.5

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the next five years and thereafter as of December 31, 2019, were as follows:

In millions	2020	2021	2022	2023	2024	Thereafter	Total
Real estate leases	$17.6	$14.3	$10.3	$6.0	$3.5	$15.4	$67.1
Equipment leases	11.1	7.5	4.0	1.7	0.8	—	25.1
Total	$28.7	$21.8	$14.3	$7.7	$4.3	$15.4	$92.2

The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of December 31, 2019, is due to imputed interest of $10.8 million.

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

The following table details information regarding the Company’s pension plans at December 31:

	U.S.		NON-U.S.
In millions	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligation at beginning of year	$293.3	$317.5	$356.8	$396.3
Service cost	6.5	8.6	1.7	3.3
Interest cost	11.7	10.4	8.8	8.4
Employee contributions	—	—	0.3	0.3
Amendments	—	—	(0.8)	5.0
Actuarial losses (gains)	42.2	(25.4)	45.7	(14.9)
Benefits paid	(13.0)	(16.5)	(16.9)	(19.4)
Foreign exchange rate changes	—	—	13.9	(21.1)
Curtailments and settlements	—	—	(5.0)	(0.2)
Acquisitions	—	—	—	0.5
Other, including expenses paid	0.3	(1.3)	—	(1.4)
Benefit obligation at end of year	$341.0	$293.3	$404.5	$356.8
Change in plan assets:
Fair value at beginning of year	$259.4	$283.2	$352.2	$398.4
Actual return on plan assets	50.4	(12.1)	55.2	(9.8)
Company contributions	6.0	6.1	10.6	5.4
Employee contributions	—	—	0.3	0.3
Benefits paid	(13.0)	(16.5)	(16.9)	(19.4)
Foreign exchange rate changes	—	—	15.2	(20.8)
Curtailment and settlements	—	—	(6.2)	(0.2)
Other, including expenses paid	(1.3)	(1.3)	(1.4)	(1.7)
Fair value of assets at end of year	$301.5	$259.4	$409.0	$352.2
Funded status:
Plan assets (less than) exceeding benefit obligations	$(39.5)	$(33.9)	$4.5	$(4.6)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$29.3	$21.1
Accrued compensation and benefits	(0.5)	(0.3)	(0.8)	(1.1)
Postemployment and other benefit liabilities	(39.0)	(33.6)	(24.0)	(24.6)
Net amount recognized	$(39.5)	$(33.9)	$4.5	$(4.6)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting or tax requirements in certain jurisdictions. As of December 31, 2019, approximately 5% of the Company's projected benefit obligation relates to plans that are not funded, of which the majority are non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2017	$(1.8)	$(72.5)	$(74.3)
Current year changes recorded to Accumulated other comprehensive loss	—	(1.1)	(1.1)
Amortization reclassified to earnings	0.3	4.0	4.3
December 31, 2018	$(1.5)	$(69.6)	$(71.1)
Current year changes recorded to Accumulated other comprehensive loss	—	(4.2)	(4.2)
Amortization reclassified to earnings	0.3	4.7	5.0
December 31, 2019	$(1.2)	$(69.1)	$(70.3)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2017	$0.1	$(60.6)	$(60.5)
Current year changes recorded to Accumulated other comprehensive loss	(5.0)	(10.4)	(15.4)
Amortization reclassified to earnings	—	0.9	0.9
Currency translation and other	0.2	3.9	4.1
December 31, 2018	$(4.7)	$(66.2)	$(70.9)
Current year changes recorded to Accumulated other comprehensive loss	0.8	(4.8)	(4.0)
Amortization reclassified to earnings	0.2	1.3	1.5
Settlements/curtailments reclassified to earnings	—	2.3	2.3
Currency translation and other	(0.1)	(2.4)	(2.5)
December 31, 2019	$(3.8)	$(69.8)	$(73.6)

Weighted-average assumptions used:

Benefit obligations at December 31,	2019	2018
Discount rate:
U.S. plans	3.3%	4.3%
Non-U.S. plans	1.9%	2.8%
Rate of compensation increase:
U.S. plans	3.0%	3.0%
Non-U.S. plans	3.0%	3.3%

The accumulated benefit obligation for all U.S. defined benefit pension plans was $332.4 million and $284.8 million at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $396.7 million and $349.1 million at December 31, 2019 and 2018, respectively.

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

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2019	2018	2019	2018
Projected benefit obligation	$341.0	$293.3	$34.0	$34.5
Accumulated benefit obligation	332.4	284.8	29.1	29.6
Fair value of plan assets	$301.5	$259.4	$9.5	$8.8

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2020	$19.3	$18.7
2021	21.6	19.3
2022	21.2	20.0
2023	23.6	20.6
2024	28.1	21.6
2025 - 2029	$99.5	$119.6

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

	U.S.
In millions	2019	2018	2017
Service cost	$6.5	$6.8	$7.1
Interest cost	11.7	10.5	10.5
Expected return on plan assets	(12.5)	(14.4)	(12.0)
Administrative costs and other	1.7	1.6	1.6
Net amortization of:
Prior service costs	0.3	0.3	0.3
Plan net actuarial losses	4.7	4.1	4.8
Net periodic pension benefit cost	$12.4	$8.9	$12.3

	NON-U.S.
In millions	2019	2018	2017
Service cost	$1.7	$1.7	$1.5
Interest cost	8.8	8.4	8.9
Expected return on plan assets	(13.0)	(15.4)	(14.3)
Administrative costs and other	1.3	1.8	2.5
Net amortization of:
Prior service costs	0.2	—	—
Plan net actuarial losses	1.4	0.9	1.9
Net curtailment and settlement losses	2.3	—	0.1
Net periodic pension benefit cost (income)	$2.7	$(2.6)	$0.6

The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The remaining components of Net periodic pension benefit cost (income) are recorded within Other expense (income), net within the Consolidated Statements of Comprehensive Income.

Pension expense for 2020 is projected to be approximately $7.4 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2019.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2019	2018	2017
Discount rate:
U.S. plans	4.3%	3.6%	4.1%
Non-U.S. plans	2.8%	2.5%	2.6%
Rate of compensation increase:
U.S. plans	3.0%	3.0%	3.5%
Non-U.S. plans	3.3%	3.3%	3.2%
Expected return on plan assets:
U.S. plans	5.0%	5.3%	4.8%
Non-U.S. plans	3.8%	4.0%	4.0%

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

The fair values of the Company’s U.S. pension plan assets at December 31, 2019, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$4.7	$4.7
Common collective trusts	—	—	—	262.5	262.5
Other(a)	—	—	—	34.3	34.3
Total U.S. pension plan assets	$—	$—	$—	$301.5	$301.5

(a)	Includes a group trust diversified credit fund and real estate investment trust.

The fair values of the Company’s U.S. pension plan assets at December 31, 2018, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$3.1	$—	$—	$3.1
Common collective trusts	—	—	—	237.6	237.6
Other(a)	—	—	—	18.7	18.7
Total U.S. pension plan assets	$—	$3.1	$—	$256.3	$259.4

(a)	Includes a group trust diversified credit fund.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2019 or 2018.

The Company determines the fair value of its U.S. pension plan assets using the following methodologies:

•
Cash, cash equivalents and short-term investments – Short-term investments are valued at their daily net asset value (NAV) per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the fund. These investments primarily consist of short-term investment funds.

•
Common collective trusts - Common collective trust (CCT) funds are not publicly traded and are valued at NAV per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the applicable fund. CCT funds consist of a variety of publicly traded securities, including equity mutual funds, U.S. government and agency obligations, corporate and non-U.S. bonds, securitized credit and emerging market debt. There are no unfunded commitments, redemption frequency restrictions or other redemption restrictions related to such investments.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2019, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.9	$—	$—	$56.9	$57.8
Equity mutual funds	—	2.7	—	102.5	105.2
Corporate and non-U.S. bonds	—	118.0	—	70.1	188.1
Other(a)	—	9.0	3.4	45.5	57.9
Total non-U.S. pension plan assets	$0.9	$129.7	$3.4	$275.0	$409.0
(a) Primarily includes a core diversified credit fund and derivative contracts.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2018, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$1.3	$36.1	$—	$—	$37.4
Equity mutual funds	—	2.6	—	88.7	91.3
Corporate and non-U.S. bonds	—	109.4	—	31.7	141.1
Other(a)	—	41.3	3.2	37.9	82.4
Total non-U.S. pension plan assets	$1.3	$189.4	$3.2	$158.3	$352.2
(a) Primarily includes insurance contracts, mortgage-backed securities, real estate and derivative contracts.

No material transfers in or out of Level 3 occurred during the year ended December 31, 2019 or 2018.

The Company determines the fair value of its non-U.S. pension plan assets using the following methodologies:

•
Cash, cash equivalents and short-term investments – Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Short-term investments are valued at the closing price or amount held on deposit by the custodian bank, at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer, or at their NAV per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the fund. These investments primarily consist of short-term investment funds.

•
Equity mutual funds – Equity mutual funds are primarily valued at their NAV per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAV is calculated by the investment manager or sponsor of the fund.

•
Corporate and non-U.S. bonds – Quoted market prices are not available for these securities. Fair values are either estimated using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows, in which instances such securities are classified as Level 2 or valued at their NAV per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient and are calculated by the investment manager or sponsor of the fund.

The Company made employer contributions of $6.0 million to the U.S. pension plans in 2019, $6.1 million in 2018 and $55.7 million in 2017 (of which $50.0 million was discretionary). The Company made required and discretionary contributions to its non-U.S. pension plans of $10.6 million in 2019, $5.4 million in 2018 and $5.2 million in 2017.

The Company currently projects that approximately $11.5 million will be contributed to its U.S and non-U.S. plans in 2020. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2020 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $15.6 million, $14.4 million and $14.0 million in 2019, 2018 and 2017, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $6.0 million, $8.0 million and $7.0 million in 2019, 2018 and 2017, respectively.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that, prior to 2019, permitted certain employees to defer receipt of up to 50% of their annual salary and up to 100% of their annual bonus awards, performance stock plan awards and restricted stock units received upon commencement of employment. As of December 31, 2019 and 2018, the deferred compensation liability balance was $17.4 million and $15.1 million, respectively, which was recorded within Postemployment and other benefit liabilities in the Consolidated Balance Sheets.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement ("OPEB") plan that provides for healthcare benefits, and in some instances, life insurance benefits, that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay-as-you-go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory. Net periodic postretirement benefit income is included within Other expense (income), net within the Consolidated Statements of Comprehensive Income.

The benefit obligation related to the Company's postretirement plans as of December 31, 2019 and 2018 was $6.8 million and $7.6 million, respectively, and is classified as Accrued compensation and benefits and Postemployment and other benefit liabilities within the Consolidated Balance Sheets. Net periodic postretirement benefit income was $0.1 million, $0.5 million and $1.4 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Net period postretirement benefit income (expense) for 2020 is not projected to be material. Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidies, are expected to be less than $1 million per year for the foreseeable future.

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

Assets and liabilities measured at fair value at December 31, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Interest rate swaps	—	0.7	—	0.7
Foreign currency contracts	—	0.4	—	0.4
Total asset recurring fair value measurements	$—	$18.5	$—	$18.5
Liabilities:
Foreign currency contracts	$—	$1.5	$—	$1.5
Deferred compensation and other retirement plans	—	23.1	—	23.1
Total liability recurring fair value measurements	$—	$24.6	$—	$24.6
Financial instruments not carried at fair value
Total debt	$—	$1,474.0	$—	$1,474.0
Total financial instruments not carried at fair value	$—	$1,474.0	$—	$1,474.0
Assets and liabilities measured at fair value at December 31, 2018, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$14.3	$—	$14.3
Interest rate swaps	—	5.7	—	5.7
Foreign currency contracts	—	2.1	—	2.1
Total asset recurring fair value measurements	$—	$22.1	$—	$22.1
Liabilities:
Foreign currency contracts	$—	$0.1	$—	$0.1
Deferred compensation and other retirement plans	—	19.1	—	19.1
Total liability recurring fair value measurements	$—	$19.2	$—	$19.2
Financial instruments not carried at fair value
Total debt	$—	$1,403.2	$—	$1,403.2
Total financial instruments not carried at fair value	$—	$1,403.2	$—	$1,403.2

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Investments – These instruments include equity mutual funds and corporate bond funds. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2019, are the same as those used at December 31, 2018.

NOTE 14 – EQUITY

Ordinary Shares
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2018	94.6
Shares issued under incentive plans	0.4
Repurchase of ordinary shares	(2.3)
December 31, 2019	92.7

Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2019.

On February 2, 2017, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). During the year ended December 31, 2019, the Company paid $226.0 million to repurchase 2.3 million ordinary shares on the open market under the 2017 Share Repurchase Authorization.

On February 6, 2020, the Company's Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company's ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. The 2020 Share Repurchase Authorization does not have a prescribed expiration date.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2016	$3.4	$(120.5)	$(147.2)	$(264.3)
Other comprehensive income, net of tax	0.4	19.3	98.1	117.8
Other(a)	—	(6.4)	—	(6.4)
December 31, 2017	3.8	(107.6)	(49.1)	(152.9)
Other comprehensive income (loss), net of tax	1.8	(5.4)	(57.3)	(60.9)
Reclassification to Retained earnings upon adoption of ASU 2018-02(b)	0.5	(10.2)	—	(9.7)
December 31, 2018	6.1	(123.2)	(106.4)	(223.5)
Other comprehensive (loss) income, net of tax(c)	(5.6)	(3.0)	13.5	4.9
December 31, 2019	$0.5	$(126.2)	$(92.9)	$(218.6)

(a)
During 2017, the Company reclassified $6.4 million between Accumulated other comprehensive loss and Retained earnings to correct a prior period classification error of Pension and OPEB items. The Company does not believe this reclassification is material to 2017 or to any of its previously issued annual or interim financial statements.

(b)
In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," allowing entities to reclassify tax effects stranded in AOCI as a result of the Tax Reform Act. The Company elected to early adopt and apply the amendments in ASU 2018-02 in 2018. The impact of adoption resulted in the reclassification presented above.

(c)
During 2019, the Company reclassified $26.2 million of cumulative foreign currency translation adjustments to earnings upon the sale of the Company's business operations in Colombia and Turkey, which is included in Foreign currency items in the table above. See Note 8 for further information on these divestitures.

All amounts of Other comprehensive income (loss) attributable to noncontrolling interests on the Consolidated Statements of Equity relate to foreign currency items.

NOTE 15 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and deferred compensation.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 3.1 million remain available as of December 31, 2019 for future incentive awards.

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2019	2018	2017
Stock options	$3.5	$4.3	$3.3
RSUs	10.0	9.6	7.0
PSUs	6.9	5.7	5.8
Deferred compensation	3.2	(0.8)	2.8
Pre-tax expense	23.6	18.8	18.9
Tax benefit	(3.0)	(1.9)	(6.4)
After-tax expense	$20.6	$16.9	$12.5

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

The average fair value of the stock options granted for the years ended December 31, 2019, 2018 and 2017, was estimated to be $19.58, $21.29 and $18.22 per share, respectively, using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	2019	2018	2017
Dividend yield	1.23%	0.97%	0.89%
Volatility	21.44%	22.38%	24.93%
Risk-free rate of return	2.53%	2.75%	2.08%
Expected life	6.0 years	6.0 years	6.0 years

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

Changes in options outstanding under the plans for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Shares subject to option	Weighted- average exercise price(a)	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2016	1,313,070	$39.87
Granted	165,113	71.84
Exercised	(410,397)	31.54
Canceled	(15,906)	60.84
December 31, 2017	1,051,880	47.80
Granted	160,849	86.92
Exercised	(239,427)	36.50
Canceled	(16,104)	74.23
December 31, 2018	957,198	56.71
Granted	195,675	88.07
Exercised	(272,003)	42.97
Canceled	(17,248)	85.22
Outstanding December 31, 2019	863,622	$67.57	$49.2	6.4
Exercisable December 31, 2019	534,013	$56.58	$36.3	5.1

(a)	The weighted-average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2019	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2019	Weighted- average remaining life (years)	Weighted- average exercise price
$10.01	—	$20.00	8,099	0.1	$19.44	8,099	0.1	$19.44
20.01	—	30.00	35,158	1.6	26.79	35,158	1.6	26.79
30.01	—	40.00	19,841	2.7	32.33	19,841	2.7	32.33
40.01	—	50.00	47,705	4.0	43.38	47,705	4.0	43.38
50.01	—	60.00	307,869	5.2	56.84	307,869	5.2	56.84
60.01	—	70.00	—	0.0	—	—	0.0	—
70.01	—	80.00	122,074	7.0	71.84	74,411	7.0	71.84
$80.01	—	$90.00	322,876	8.7	87.59	40,930	8.0	86.93
			863,622	6.4	$67.57	534,013	5.1	$56.58

At December 31, 2019, there was $1.3 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the years ended December 31, 2019 and 2018, was $16.3 million and $11.5 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2019, 2018 and 2017:

	RSUs	Weighted- average grant date fair value(a)
Outstanding and unvested at December 31, 2016	205,634	$58.99
Granted	124,933	73.76
Vested	(90,523)	58.78
Canceled	(10,038)	60.47
Outstanding and unvested at December 31, 2017	230,006	66.83
Granted	132,865	84.65
Vested	(104,065)	65.42
Canceled	(14,459)	76.25
Outstanding and unvested at December 31, 2018	244,347	76.51
Granted	134,518	91.75
Vested	(118,060)	73.52
Canceled	(24,286)	79.53
Outstanding and unvested at December 31, 2019	236,519	$86.37

(a)	The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2019, there was $7.6 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

In February 2017, 2018 and 2019, the Company's Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2019, 2018 and 2017:

	PSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2016	209,604	$56.02
Granted	99,832	78.13
Vested	(146,830)	72.01
Forfeited	(1,783)	67.10
Outstanding and unvested at December 31, 2017	160,823	55.02
Granted	93,018	86.46
Vested	(90,967)	68.05
Forfeited	(6,833)	79.93
Outstanding and unvested at December 31, 2018	156,041	65.07
Granted	68,125	87.02
Vested	(56,773)	61.00
Forfeited	(10,045)	68.63
Outstanding and unvested at December 31, 2019	157,348	$75.82

(a)	The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2019, there was $5.1 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 16 – RESTRUCTURING ACTIVITIES

During 2019, 2018, and 2017, the Company recorded $16.5 million, $4.9 million and $12.3 million, respectively, of expenses associated with restructuring activities. Included within the 2019 restructuring expenses are approximately $8.4 million relating to the Company's closure of its production facility in Turkey during the year. The facility was closed to help streamline the Company's operational footprint in the EMEIA region, and these expenses are primarily related to severance and other employee separation costs, including approximately $1.9 million of pension curtailment costs, which are included within Other expense (income), net within the Consolidated Statements of Comprehensive Income. All other restructuring expenses for the years ended December 31, 2019, 2018 and 2017, are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The Company completed the divestiture of its Turkey business in the fourth quarter of 2019 (see Note 8).

The changes in the restructuring reserve during the years ended December 31, 2019 and 2018, were as follows:

In millions	Total
December 31, 2017	$4.2
Additions	4.9
Cash and non-cash uses	(6.9)
Currency translation	(0.1)
December 31, 2018	2.1
Additions	16.5
Cash and non-cash uses	(17.3)
Currency translation	(0.1)
December 31, 2019	$1.2

The majority of the costs accrued as of December 31, 2019, will be paid within one year.

The Company also incurred other non-qualified restructuring charges of $5.7 million, $1.6 million and $1.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, in conjunction with the other restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. Approximately $4.3 million of the non-qualified restructuring expenses incurred during 2019 related to the closure of the Company's production facility in Turkey discussed above. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.

NOTE 17 – OTHER EXPENSE (INCOME), NET

At December 31, the components of Other expense (income), net were as follows:

In millions	2019	2018	2017
Interest income	$(1.8)	$(0.8)	$(1.2)
Foreign currency exchange loss	1.8	0.3	0.7
Loss (earnings) from and gains on sale of equity investments	0.1	(0.4)	(5.4)
Net periodic pension and postretirement benefit cost (income), less service cost	6.8	(2.8)	4.3
Other	(3.1)	0.3	(7.3)
Other expense (income), net	$3.8	$(3.4)	$(8.9)

Other expense (income), net for the year ended December 31, 2017, included a gain of $5.4 million from the sale of iDevices, LLC, which is included within the Loss (earnings) from and gains on sale of equity investments in the table above. Other expense (income), net for the year ended December 31, 2017, also included gains of $7.3 million related to legal entity liquidations in the Asia Pacific segment, of which $2.2 million was attributed to noncontrolling interests. These gains are included within Other in the table above.

NOTE 18 – INCOME TAXES

Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2019	2018	2017
U.S.	$211.1	$151.4	$166.5
Non-U.S.	264.1	323.8	229.2
Total	$475.2	$475.2	$395.7

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2019	2018	2017
Current tax expense:
U.S.	$87.1	$86.4	$78.8
Non-U.S.	16.2	18.1	15.0
Total:	103.3	104.5	93.8
Deferred tax (benefit) expense:
U.S.	(25.2)	(56.1)	41.2
Non-U.S.	(5.0)	(8.6)	(16.0)
Total:	(30.2)	(64.7)	25.2
Total tax expense (benefit):
U.S.	61.9	30.3	120.0
Non-U.S.	11.2	9.5	(1.0)
Total	$73.1	$39.8	$119.0

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2019	2018	2017
Statutory U.S. rate	21.0%	21.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(10.6)	(11.9)	(20.0)
State and local income taxes (1)	3.0	2.1	1.8
Reserves for uncertain tax positions	0.5	2.1	0.8
Tax on unremitted earnings	0.1	(1.2)	0.8
Tax Reform Act	—	(4.6)	13.5
Trade incentives	0.2	0.6	—
Production incentives	—	—	(0.9)
Impact of divestitures	1.6	—	—
Other adjustments	(0.4)	0.3	(0.9)
Effective tax rate	15.4%	8.4%	30.1%

(1)	Net of changes in valuation allowances

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

Shortly after the Tax Reform Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provided guidance on accounting for the Tax Reform Act’s impact. SAB 118 provided a measurement period, which in no case was to extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith could complete the accounting for the impacts of the Tax Reform Act under ASC Topic 740. In accordance with SAB 118, the Company reflected the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 was completed. The Company recorded a provisional discrete net tax charge of $53.5 million related to the Tax Reform Act during the year ended December 31, 2017. This net charge primarily consisted of a net charge of $24.5 million due to the remeasurement of deferred tax accounts to reflect the corporate rate reduction impact to the Company's net deferred tax balances, a net charge of $22.8 million due to the future realizability of certain deferred tax balances and a net charge for the transition tax of $5.0 million.

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

At December 31, a summary of the deferred tax accounts was as follows:

In millions	2019	2018
Deferred tax assets:
Inventory and accounts receivable	$5.3	$15.3
Fixed assets and intangibles	2.3	2.2
Postemployment and other benefit liabilities	31.0	29.1
Other reserves and accruals	14.2	12.8
Net operating losses, tax credits and other carryforwards	346.3	419.9
Other	0.8	0.7
Gross deferred tax assets	399.9	480.0
Less: deferred tax valuation allowances	(241.0)	(357.1)
Deferred tax assets net of valuation allowances	$158.9	$122.9
Deferred tax liabilities:
Fixed assets and intangibles	$(104.3)	$(104.9)
Postemployment and other benefit liabilities	(5.1)	(3.5)
Unremitted earnings of foreign subsidiaries	(2.4)	(0.5)
Other	(3.8)	(6.3)
Gross deferred tax liabilities	(115.6)	(115.2)
Net deferred tax assets	$43.3	$7.7

At December 31, 2019, $2.4 million of deferred taxes were recorded for certain undistributed earnings of non-U.S. subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2019, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$20.0	2027-2037
U.S. Federal and State credit carryforwards	22.5	2025-2037
U.S. State tax loss carryforwards	27.4	2020-Unlimited
Non-U.S. tax loss carryforwards	$934.7	2020-Unlimited

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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2019	2018	2017
Beginning balance	$357.1	$312.9	$225.5
Increase to valuation allowance	2.8	70.9	96.9
Decrease to valuation allowance	(118.6)	(25.0)	(11.9)
Foreign exchange translation	(0.3)	(1.7)	2.4
Ending balance	$241.0	$357.1	$312.9

During the year ended December 31, 2019, the valuation allowance decreased by $116.1 million. This decrease is the result of changes in country specific tax laws, internal restructurings, jurisdictional profitability and changes in judgment and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $37.3 million and $42.0 million as of December 31, 2019 and 2018, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $37.3 million as of December 31, 2019. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2019	2018	2017
Beginning balance	$42.0	$29.0	$32.0
Additions based on tax positions related to the current year	5.7	9.5	6.4
Additions based on tax positions related to prior years	1.7	8.2	1.6
Reductions based on tax positions related to prior years	(7.0)	(1.4)	(5.0)
Reductions related to settlements with tax authorities	(4.0)	(1.5)	(7.1)
Reductions related to lapses of statute of limitations	(0.8)	(1.1)	(1.2)
Translation (gain)/loss	(0.3)	(0.7)	2.3
Ending balance	$37.3	$42.0	$29.0

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $6.2 million and $5.7 million at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company recognized $1.3 million and $0.8 million in net interest and penalties, net of tax, related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $8.6 million during the next 12 months.

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

The Company had no indemnity receivables at December 31, 2019, and $5.4 million of indemnity receivables included in Other noncurrent assets at December 31, 2018, primarily related to additional competent authority relief filings.

NOTE 19 – EARNINGS PER SHARE (EPS)

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2019	2018	2017
Weighted-average number of basic shares	93.6	95.0	95.1
Shares issuable under share-based compensation plans	0.7	0.7	0.9
Weighted-average number of diluted shares	94.3	95.7	96.0

At December 31, 2019, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 20 – NET REVENUES

Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer, and is the unit of account under ASC 606. The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales and the value of such warranty is included in the contractual price. The corresponding cost of the warranty obligation is accrued as a liability (see Note 21).
The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services revenues is delayed until the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the years ended December 31, 2019 and 2018, no adjustments related to performance obligations satisfied in previous periods were recorded.
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
The following table shows the Company's Net revenues related to both tangible product sales and services for the years ended December 31, 2019, 2018 and 2017, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of the two principal revenue streams:

	2019
In millions	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$2,114.5	$546.1	$158.8	$2,819.4
Services	—	26.4	8.2	34.6
Total Net revenues	$2,114.5	$572.5	$167.0	$2,854.0

	2018
In millions	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$1,988.6	$567.8	$148.9	$2,705.3
Services	—	22.1	4.3	26.4
Total Net revenues	$1,988.6	$589.9	$153.2	$2,731.7

	2017(a)
In millions	Americas	EMEIA	Asia Pacific	Consolidated
Net revenues
Products	$1,767.5	$501.9	$117.2	$2,386.6
Services	—	21.6	—	21.6
Total Net revenues	$1,767.5	$523.5	$117.2	$2,408.2

(a)	The Company adopted ASC 606 on January 1, 2018, on a modified retrospective basis, and as such, amounts presented for the year ended December 31, 2017, are based on ASC 605.

As of December 31, 2019 and 2018, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.
NOTE 21 – COMMITMENTS AND CONTINGENCIES
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
The Company incurred $1.7 million, $2.4 million and $3.2 million of expenses during the years ended December 31, 2019, 2018 and 2017, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income.

As of December 31, 2019 and 2018, the Company has recorded reserves for environmental matters of $19.3 million and $22.6 million, respectively. The total reserve at December 31, 2019 and 2018, included $4.2 million and $6.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on their expected term. The Company's total current environmental reserve at December 31, 2019 and 2018, was $6.2 million and $5.6 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2019	2018	2017
Balance at beginning of period	$14.5	$14.1	$13.3
Reductions for payments	(8.4)	(7.9)	(7.8)
Accruals for warranties issued during the current period	10.3	7.8	9.0
Changes to accruals related to preexisting warranties	(0.4)	0.2	(0.8)
Acquisitions	—	0.5	—
Translation	(0.1)	(0.2)	0.4
Balance at end of period	$15.9	$14.5	$14.1

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Consolidated Balance Sheets.

NOTE 22 – BUSINESS SEGMENT INFORMATION

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

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2019	2018	2017
Americas
Net revenues	$2,114.5	$1,988.6	$1,767.5
Segment operating income	611.6	544.5	508.5
Segment operating margin	28.9%	27.4%	28.8%
Depreciation and amortization	35.7	42.2	26.4
Capital expenditures	32.1	22.5	26.1
Total segment assets	1,239.0	1,175.8	872.4

EMEIA
Net revenues	572.5	589.9	523.5
Segment operating income	34.3	49.3	44.1
Segment operating margin	6.0%	8.4%	8.4%
Depreciation and amortization	33.1	32.0	28.6
Capital expenditures	16.9	16.2	17.1
Total segment assets	1,057.6	1,052.1	1,027.7

Asia Pacific
Net revenues	167.0	153.2	117.2
Segment operating income	0.5	6.9	9.5
Segment operating margin	0.3%	4.5%	8.1%
Depreciation and amortization	4.9	3.9	2.5
Capital expenditures	11.4	4.2	1.5
Total segment assets	281.1	286.6	196.3

Total Net revenues	$2,854.0	$2,731.7	$2,408.2

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$646.4	$600.7	$562.1
Unallocated corporate expense	81.3	74.9	69.6
Interest expense	56.0	54.0	105.7
Loss on divestitures	30.1	—	—
Other expense (income), net	3.8	(3.4)	(8.9)
Total earnings before income taxes	$475.2	$475.2	$395.7

Depreciation and amortization from reportable segments	$73.7	$78.1	$57.5
Unallocated depreciation and amortization	4.4	4.2	4.1
Total depreciation and amortization	$78.1	$82.3	$61.6
Capital expenditures from reportable segments	$60.4	$42.9	$44.7
Corporate capital expenditures	5.2	6.2	4.6
Total capital expenditures	$65.6	$49.1	$49.3
Assets from reportable segments	$2,577.7	$2,514.5	$2,096.4
Unallocated assets(a)	389.5	295.7	445.6
Total assets	$2,967.2	$2,810.2	$2,542.0

(a)	Unallocated assets consist primarily of investments in unconsolidated affiliates, fixed assets, deferred income taxes and cash.

Net revenues by destination and product type for the years ended December 31, were as follows:

In millions	2019	2018	2017
Net revenues
U.S.	$1,988.9	$1,852.8	$1,645.6
Non-U.S.	865.1	878.9	762.6
Total	$2,854.0	$2,731.7	$2,408.2

In millions	2019	2018	2017
Net revenues
Mechanical products	$2,247.0	$2,155.2	$1,906.4
All other	607.0	576.5	501.8
Total	$2,854.0	$2,731.7	$2,408.2
In fiscal year 2019, 2018 and 2017, no customer exceeded 10% of consolidated Net revenues.

At December 31, long-lived assets by geographic area were as follows:

In millions	2019	2018
Long-lived assets
U.S.	$242.0	$245.1
Non-U.S.	437.3	448.1
Total	$679.3	$693.2

NOTE 23 – SUBSEQUENT EVENTS

On February 6, 2020, the Company's Board of Directors declared a quarterly dividend of $0.32 cents per ordinary share. The dividend is payable March 31, 2020 to shareholders of record on March 17, 2020.

NOTE 24 – GUARANTOR FINANCIAL INFORMATION

Allegion US Hold Co is the issuer of the 3.200% Senior Notes and 3.550% Senior Notes and is the guarantor of the 3.500% Senior Notes (all three senior notes, collectively, the "Senior Notes"). Allegion plc (the “Parent”) is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.200% Senior Notes and 3.550% Senior Notes. Allegion US Hold Co is 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several. The following tables present condensed and consolidated financial information of Allegion plc, Allegion US Hold Co, and the other Allegion subsidiaries that are not guarantors (the "Other Subsidiaries") on a combined basis as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2019

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,854.0	$—	$2,854.0
Cost of goods sold	—	—	1,601.7	—	1,601.7
Selling and administrative expenses	6.5	0.3	680.4	—	687.2
Operating (loss) income	(6.5)	(0.3)	571.9	—	565.1
Equity earnings (loss) in affiliates, net of tax	448.3	281.9	—	(730.2)	—
Interest expense	30.5	24.9	0.6	—	56.0
Intercompany interest and fees	9.5	106.4	(115.9)	—	—
Loss on divestitures	—	—	30.1	—	30.1
Other expense, net	—	—	3.8	—	3.8
Earnings (loss) before income taxes	401.8	150.3	653.3	(730.2)	475.2
Provision (benefit) for income taxes	—	(32.4)	105.5	—	73.1
Net earnings (loss)	401.8	182.7	547.8	(730.2)	402.1
Less: Net earnings attributable to noncontrolling interests	—	—	0.3	—	0.3
Net earnings (loss) attributable to Allegion plc	$401.8	$182.7	$547.5	$(730.2)	$401.8

Total comprehensive income (loss)	$406.7	$179.0	$556.3	$(735.1)	$406.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.2	—	0.2
Total comprehensive income (loss) attributable to Allegion plc	$406.7	$179.0	$556.1	$(735.1)	$406.7

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,731.7	$—	$2,731.7
Cost of goods sold	—	—	1,558.4	—	1,558.4
Selling and administrative expenses	6.3	0.1	641.1	—	647.5
Operating (loss) income	(6.3)	(0.1)	532.2	—	525.8
Equity earnings (loss) in affiliates, net of tax	468.2	228.7	—	(696.9)	—
Interest expense	27.4	25.8	0.8	—	54.0
Intercompany interest and fees	(0.4)	107.3	(106.9)	—	—
Other income, net	—	—	(3.4)	—	(3.4)
Earnings (loss) before income taxes	434.9	95.5	641.7	(696.9)	475.2
Provision (benefit) for income taxes	—	(28.2)	68.0	—	39.8
Net earnings (loss)	434.9	123.7	573.7	(696.9)	435.4
Less: Net earnings attributable to noncontrolling interests	—	—	0.5	—	0.5
Net earnings (loss) attributable to Allegion plc	$434.9	$123.7	$573.2	$(696.9)	$434.9

Total comprehensive income (loss)	$374.0	$133.6	$501.9	$(634.6)	$374.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.9	—	0.9
Total comprehensive income (loss) attributable to Allegion plc	$374.0	$133.6	$501.0	$(634.6)	$374.0

Condensed and Consolidated Statement of Comprehensive Income
For the year ended December 31, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$2,408.2	$—	$2,408.2
Cost of goods sold	—	—	1,335.3	—	1,335.3
Selling and administrative expenses	5.3	0.2	574.9	—	580.4
Operating (loss) income	(5.3)	(0.2)	498.0	—	492.5
Equity earnings (loss) in affiliates, net of tax	348.3	154.3	—	(502.6)	—
Interest expense	70.6	34.8	0.3	—	105.7
Intercompany interest and fees	(0.9)	111.1	(110.2)	—	—
Other income, net	—	—	(8.9)	—	(8.9)
Earnings (loss) before income taxes	273.3	8.2	616.8	(502.6)	395.7
Provision (benefit) for income taxes	—	(30.4)	149.4	—	119.0
Net earnings (loss)	273.3	38.6	467.4	(502.6)	276.7
Less: Net earnings attributable to noncontrolling interests	—	—	3.4	—	3.4
Net earnings (loss) attributable to Allegion plc	$273.3	$38.6	$464.0	$(502.6)	$273.3

Total comprehensive income (loss)	$391.1	$39.3	$584.1	$(620.6)	$393.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Total comprehensive income (loss) attributable to Allegion plc	$391.1	$39.3	$581.3	$(620.6)	$391.1

Condensed and Consolidated Balance Sheet
December 31, 2019

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$5.3	$1.3	$348.7	$—	$355.3
Restricted cash	—	—	3.4	—	3.4
Accounts and notes receivable, net	—	—	329.8	—	329.8
Inventories	—	—	269.9	—	269.9
Other current assets	0.8	34.0	27.7	(19.1)	43.4
Accounts and notes receivable affiliates	—	1,408.6	2,674.0	(4,082.6)	—
Total current assets	6.1	1,443.9	3,653.5	(4,101.7)	1,001.8
Investment in affiliates	1,725.2	1,017.2	—	(2,742.4)	—
Property, plant and equipment, net	—	—	291.4	—	291.4
Intangible assets, net	—	—	1,384.2	—	1,384.2
Notes receivable affiliates	30.2	416.6	651.9	(1,098.7)	—
Other noncurrent assets	4.5	39.4	245.9	—	289.8
Total assets	$1,766.0	$2,917.1	$6,226.9	$(7,942.8)	$2,967.2
Current liabilities:
Accounts payable and accruals	$6.5	$6.7	$512.8	$(19.1)	$506.9
Short-term borrowings and current maturities of long-term debt	—	—	0.1	—	0.1
Accounts and note payable affiliates	1.6	2,672.4	1,408.6	(4,082.6)	—
Total current liabilities	8.1	2,679.1	1,921.5	(4,101.7)	507.0
Long-term debt	633.2	793.8	0.6	—	1,427.6
Notes payable affiliates	364.6	287.3	446.8	(1,098.7)	—
Other noncurrent liabilities	2.7	6.7	262.8	—	272.2
Total liabilities	1,008.6	3,766.9	2,631.7	(5,200.4)	2,206.8
Equity:
Total shareholders’ equity (deficit)	757.4	(849.8)	3,592.2	(2,742.4)	757.4
Noncontrolling interests	—	—	3.0	—	3.0
Total equity (deficit)	757.4	(849.8)	3,595.2	(2,742.4)	760.4
Total liabilities and equity	$1,766.0	$2,917.1	$6,226.9	$(7,942.8)	$2,967.2

Condensed and Consolidated Balance Sheet
December 31, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$4.2	$1.0	$278.6	$—	$283.8
Restricted cash	—	—	6.8	—	6.8
Accounts and notes receivable, net	—	—	324.9	—	324.9
Inventories	—	—	280.3	—	280.3
Other current assets	0.5	33.7	19.1	(18.3)	35.0
Assets held for sale	—	—	0.8	—	0.8
Accounts and notes receivable affiliates	—	816.2	369.8	(1,186.0)	—
Total current assets	4.7	850.9	1,280.3	(1,204.3)	931.6
Investment in affiliates	1,265.8	718.2	—	(1,984.0)	—
Property, plant and equipment, net	—	—	276.7	—	276.7
Intangible assets, net	—	—	1,430.1	—	1,430.1
Notes receivable affiliates	30.8	1,061.2	2,553.4	(3,645.4)	—
Other noncurrent assets	4.0	61.2	106.6	—	171.8
Total assets	$1,305.3	$2,691.5	$5,647.1	$(6,833.7)	$2,810.2
Current liabilities:
Accounts payable and accruals	$2.0	$6.8	$495.0	$(18.3)	$485.5
Short-term borrowings and current maturities of long-term debt	35.0	—	0.3	—	35.3
Accounts and note payable affiliates	0.3	369.5	816.2	(1,186.0)	—
Total current liabilities	37.3	376.3	1,311.5	(1,204.3)	520.8
Long-term debt	615.8	792.8	0.9	—	1,409.5
Notes payable affiliates	—	2,553.4	1,092.0	(3,645.4)	—
Other noncurrent liabilities	1.2	5.5	219.2	—	225.9
Total liabilities	654.3	3,728.0	2,623.6	(4,849.7)	2,156.2
Equity:
Total shareholders’ equity (deficit)	651.0	(1,036.5)	3,020.5	(1,984.0)	651.0
Noncontrolling interests	—	—	3.0	—	3.0
Total equity (deficit)	651.0	(1,036.5)	3,023.5	(1,984.0)	654.0
Total liabilities and equity	$1,305.3	$2,691.5	$5,647.1	$(6,833.7)	$2,810.2

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2019

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$(22.3)	$(54.7)	$643.5	$(78.3)	$488.2
Cash flows from investing activities:
Capital expenditures	—	—	(65.6)	—	(65.6)
Acquisition of and equity investments in businesses, net of cash acquired	—	—	(7.6)	—	(7.6)
Proceeds related to business dispositions	—	—	3.3	—	3.3
Other investing activities, net	—	(7.5)	(7.7)	7.5	(7.7)
Net cash (used in) provided by investing activities	—	(7.5)	(77.6)	7.5	(77.6)
Cash flows from financing activities:
Debt repayments, net	(17.5)	—	(0.4)	—	(17.9)
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net inter-company proceeds (payments)	365.2	62.5	(427.7)	—	—
Dividends paid to ordinary shareholders	(100.6)	—	—	—	(100.6)
Dividends paid	—	—	(78.3)	78.3	—
Proceeds from shares issued under incentive plans	6.5	—	—	—	6.5
Repurchase of ordinary shares	(226.0)	—	—	—	(226.0)
Other financing activities, net	—	—	7.5	(7.5)	—
Net cash provided by (used in) financing activities	23.4	62.5	(498.9)	70.8	(342.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.3)	—	(0.3)
Net increase in cash, cash equivalents and restricted cash	1.1	0.3	66.7	—	68.1
Cash, cash equivalents and restricted cash – beginning of period	4.2	1.0	285.4	—	290.6
Cash, cash equivalents and restricted cash – end of period	$5.3	$1.3	$352.1	$—	$358.7

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2018

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$209.3	$(59.5)	$631.7	$(323.7)	$457.8
Cash flows from investing activities:
Capital expenditures	—	—	(49.1)	—	(49.1)
Acquisition of and equity investments in businesses, net of cash acquired	—	(248.5)	(127.6)	—	(376.1)
Purchase of investments	—	—	(14.3)	—	(14.3)
Other investing activities, net	—	(1.0)	(4.3)	1.0	(4.3)
Net cash (used in) provided by investing activities	—	(249.5)	(195.3)	1.0	(443.8)
Cash flows from financing activities:
Debt repayments, net	(35.0)	—	(1.1)	—	(36.1)
Net inter-company (payments) proceeds	(27.3)	309.7	(282.4)	—	—
Dividends paid to ordinary shareholders	(79.4)	—	—	—	(79.4)
Dividends paid	—	—	(323.7)	323.7	—
Proceeds from shares issued under incentive plans	3.2	—	—	—	3.2
Repurchase of ordinary shares	(67.3)	—	—	—	(67.3)
Other financing activities, net	—	—	(2.8)	(1.0)	(3.8)
Net cash (used in) provided by financing activities	(205.8)	309.7	(610.0)	322.7	(183.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(6.2)	—	(6.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	3.5	0.7	(179.8)	—	(175.6)
Cash, cash equivalents and restricted cash – beginning of period	0.7	0.3	465.2	—	466.2
Cash, cash equivalents and restricted cash – end of period	$4.2	$1.0	$285.4	$—	$290.6

Condensed and Consolidated Statement of Cash Flows
For the year ended December 31, 2017

In millions	Allegion plc	Allegion US Holding	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$581.3	$63.3	$565.0	$(862.4)	$347.2
Cash flows from investing activities:
Capital expenditures	—	—	(49.3)	—	(49.3)
Acquisition of businesses, net of cash acquired	—	—	(20.8)	—	(20.8)
Proceeds from sale of property, plant and equipment	—	—	3.1	—	3.1
Proceeds from sale of equity investment	—	—	15.6	—	15.6
Proceeds related to business dispositions	—	—	1.2	—	1.2
Net cash used in investing activities	—	—	(50.2)	—	(50.2)
Cash flows from financing activities:
Net (repayments of) proceeds from debt	(488.5)	500.0	(1.4)	—	10.1
Debt issuance costs	(4.0)	(5.5)	—	—	(9.5)
Net inter-company proceeds (payments)	49.7	(546.3)	496.6	—	—
Redemption premium	(24.6)	(8.6)	—		(33.2)
Dividends paid to ordinary shareholders	(60.9)	—	—	—	(60.9)
Dividends paid	—	—	(862.4)	862.4	—
Proceeds from shares issued under incentive plans	7.2	—	—	—	7.2
Repurchase of ordinary shares	(60.0)	—	—	—	(60.0)
Other financing activities, net	—	(2.8)	(1.8)	—	(4.6)
Net cash (used in) provided by financing activities	(581.1)	(63.2)	(369.0)	862.4	(150.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	7.7	—	7.7
Net increase in cash and cash equivalents	0.2	0.1	153.5	—	153.8
Cash and cash equivalents - beginning of period	0.5	0.2	311.7	—	312.4
Cash and cash equivalents - end of period	$0.7	$0.3	$465.2	$—	$466.2

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2016	$2.7
Additions charged to costs and expenses	0.8
Deductions*	(0.9)
Currency translation	0.2
Balance December 31, 2017	2.8
Additions charged to costs and expenses	1.6
Deductions*	(1.0)
Currency translation	(0.1)
Balance December 31, 2018	3.3
Additions charged to costs and expenses	2.4
Currency translation	(0.1)
Balance December 31, 2019	$5.6

*	"Deductions" include accounts and advances written off, less recoveries.