Form 10-Q
period 2020-03-31
Allegion plc
filed 2020-04-23
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 20, 2020 was 92,220,228.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2020	2019
Net revenues	$674.7	$655.0
Cost of goods sold	381.6	378.1
Selling and administrative expenses	167.9	168.9
Impairment of goodwill and indefinite-lived trade names	96.3	—
Operating income	28.9	108.0
Interest expense	12.9	13.7
Other expense (income), net	4.0	(1.1)
Earnings before income taxes	12.0	95.4
Provision for income taxes	11.5	15.1
Net earnings	0.5	80.3
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net earnings attributable to Allegion plc	$0.4	$80.2
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$—	$0.85
Diluted net earnings	$—	$0.84
Weighted-average shares outstanding
Basic	92.7	94.5
Diluted	93.3	95.1

Total comprehensive (loss) income	$(32.9)	$65.6
Less: Total comprehensive (loss) income attributable to noncontrolling interests	(0.5)	0.7
Total comprehensive (loss) income attributable to Allegion plc	$(32.4)	$64.9
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$245.3	$355.3
Restricted cash	3.4	3.4
Accounts and notes receivable, net	343.1	329.8
Inventories	275.5	269.9
Other current assets	54.7	43.4
Total current assets	922.0	1,001.8
Property, plant and equipment, net	289.2	291.4
Goodwill	773.0	873.3
Intangible assets, net	485.3	510.9
Other noncurrent assets	288.2	289.8
Total assets	$2,757.7	$2,967.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198.7	$221.0
Accrued expenses and other current liabilities	254.6	285.9
Short-term borrowings and current maturities of long-term debt	3.4	0.1
Total current liabilities	456.7	507.0
Long-term debt	1,428.0	1,427.6
Other noncurrent liabilities	259.2	272.2
Total liabilities	2,143.9	2,206.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (92,218,314 and 92,723,682 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	861.8	975.1
Accumulated other comprehensive loss	(251.4)	(218.6)
Total Allegion plc shareholders’ equity	611.3	757.4
Noncontrolling interests	2.5	3.0
Total equity	613.8	760.4
Total liabilities and equity	$2,757.7	$2,967.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2020	2019
Cash flows from operating activities:
Net earnings	$0.5	$80.3
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	19.8	20.7
Impairment of goodwill and indefinite-lived trade names	96.3	—
Changes in assets and liabilities and other non-cash items	(85.8)	(113.6)
Net cash provided by (used in) operating activities	30.8	(12.6)
Cash flows from investing activities:
Capital expenditures	(11.8)	(12.3)
Acquisition of and equity investments in businesses, net of cash acquired	—	(4.6)
Other investing activities, net	(7.0)	(0.8)
Net cash used in investing activities	(18.8)	(17.7)
Cash flows from financing activities:
Short-term borrowings (repayments), net	3.2	(0.2)
Payments of other long-term debt	—	(8.8)
Debt proceeds (repayments), net	3.2	(9.0)
Dividends paid to ordinary shareholders	(29.0)	(25.2)
Repurchase of ordinary shares	(94.1)	(63.8)
Other financing activities, net	3.1	(1.2)
Net cash used in financing activities	(116.8)	(99.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.2)	(0.5)
Net decrease in cash, cash equivalents and restricted cash	(110.0)	(130.0)
Cash, cash equivalents and restricted cash - beginning of period	358.7	290.6
Cash, cash equivalents and restricted cash - end of period	$248.7	$160.6
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance within ASU 2016-13, along with related updates (collectively "ASC 326") introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new guidance became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Accordingly, the Company adopted ASC 326 on January 1, 2020, using the modified retrospective transition method through a $2.2 million cumulative-effect decrease to retained earnings (see Note 11). The Company has also made updates to its policies and internal controls over financial reporting as a result of adoption.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Accordingly, the Company adopted ASU 2018-15 on January 1, 2020, using the prospective method of adoption, and the adoption did not have a material impact to the Condensed and Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on the Condensed and Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2020-01 will have on the Condensed and Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing what impact ASU 2020-04 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	March 31, 2020	December 31, 2019
Raw materials	$121.2	$116.8
Work-in-process	38.4	33.1
Finished goods	115.9	120.0
Total	$275.5	$269.9

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2020, were as follows:

In millions	Americas	EMEIA	Asia Pacific	Total
December 31, 2019 (gross)	$485.0	$764.1	$109.7	$1,358.8
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2019 (net)	485.0	285.5	102.8	873.3
Impairment charge	—	—	(88.1)	(88.1)
Currency translation	(0.3)	(4.5)	(7.4)	(12.2)
March 31, 2020 (net)	$484.7	$281.0	$7.3	$773.0
As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its EMEIA and Asia Pacific reporting units. As quoted market prices are not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach). This is a change in estimate, as historically the Company's determination of reporting unit fair values has been estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Given the current high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value of the EMEIA and Asia Pacific reporting units for the purpose of performing these interim impairment tests.
This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy (see Note 10), include the Company's estimates of future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. The calculations explicitly addressed factors such as timing, with due consideration given to forecasting risk. While assumptions utilized are subject to a high degree of judgment and complexity, the Company has made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that exists as of March 31, 2020. The results of these interim impairment tests indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge was recorded for the Asia Pacific reporting unit as reflected in the table above. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$58.5	$(20.1)	$38.4	$59.3	$(19.2)	$40.1
Customer relationships	403.0	(110.3)	292.7	412.7	(107.5)	305.2
Trade names (finite-lived)	81.2	(49.4)	31.8	82.5	(49.4)	33.1
Other	18.5	(8.4)	10.1	17.6	(8.1)	9.5
Total finite-lived intangible assets	561.2	$(188.2)	373.0	572.1	$(184.2)	387.9
Trade names (indefinite-lived)	112.3		112.3	123.0		123.0
Total	$673.5		$485.3	$695.1		$510.9

Intangible asset amortization expense was $7.7 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $28.8 million for full year 2020, $28.1 million for 2021, $28.1 million for 2022, $27.9 million for 2023 and $27.6 million for 2024.

As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic being deemed a triggering event by the Company, interim impairment tests on certain indefinite-lived trade names were performed as of March 31, 2020. Based on these tests, it was determined that three of the Company's indefinite-lived trade names in the EMEIA and Asia Pacific segments were impaired, and impairment charges totaling $8.2 million were recorded during the three months ended March 31, 2020. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further intangible asset impairment charges.

NOTE 6 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	3.9	0.7
Total borrowings outstanding	1,442.7	1,439.5
Less discounts and debt issuance costs, net	(11.3)	(11.8)
Total debt	1,431.4	1,427.7
Less current portion of long-term debt	3.4	0.1
Total long-term debt	$1,428.0	$1,427.6

Unsecured Credit Facilities

As of March 31, 2020, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at March 31, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the third quarter of 2019, the Company made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance. As a result of this payment, the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2020, there were no borrowings outstanding on the Revolving Facility and the Company had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At March 31, 2020, the outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%. To manage the Company's exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings, which expire in September 2020 (see Note 7). The weighted-average interest rate for borrowings was 2.60% under the Credit Facilities (including the effect of interest rate swaps) at March 31, 2020.

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of March 31, 2020, the Company was in compliance with all covenants.

Senior Notes

As of March 31, 2020, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.

NOTE 7 - FINANCIAL INSTRUMENTS

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $146.3 million and $146.4 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, a gain of $2.2 million and a loss of $0.1 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $2.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2020, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period related to $200.0 million of the Company's variable rate Term Facility. These interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At March 31, 2020 and December 31, 2019, a loss of $0.3 million and a gain of $0.5 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of approximately $0.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Asset derivatives
Currency derivatives	Other current assets	$2.2	$—	$1.8	$0.4
Interest rate swaps	Other current assets	—	0.7	—	—
Total asset derivatives		$2.2	$0.7	$1.8	$0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	$—	$0.8	$1.0	$0.7
Interest rate swaps	Accrued expenses and other current liabilities	0.4	—	—	—
Total liability derivatives		$0.4	$0.8	$1.0	$0.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives	$3.0	$0.6	Cost of goods sold	$—	$2.0
Interest rate swaps	(0.8)	(0.7)	Interest expense	0.3	0.9
Total	$2.2	$(0.1)		$0.3	$2.9

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

NOTE 8 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the three months ended March 31, 2020 and 2019, was $10.9 million and $11.1 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $2.4 million and $2.5 million, respectively, for the three months ended March 31, 2020 and 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2020 or December 31, 2019.

If at the lease commencement date, a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company does not include the lease as part of its ROU asset or lease liability. If the Company enters into a large number of leases in the same month with the same terms and conditions, these are considered a group (portfolio), assuming the lease model under this approach does not materially differ from applying ASC 842 to each individual lease. When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability. However, as this rate is not available for most leases, the Company will use its incremental borrowing rate as the discount rate, which is the rate at inception of the lease the Company would hypothetically incur to borrow over a similar term the funds needed to purchase the leased asset.

As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.

The Company’s real estate leases include leased production and assembly facilities, warehouses and distribution centers, office space and to a lesser degree, employee housing. The terms and conditions of real estate leases can vary significantly from lease to lease. The Company has assessed the specific terms and conditions of each real estate lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and reasonably certain of being exercised upon lease commencement. The Company assesses all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude whether or not renewal is reasonably certain. There are no material residual value guarantees

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
provided by the Company nor any restrictions or covenants imposed by the real estate leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate for debt instruments with terms approximating the weighted-average term for its real estate leases to discount the future lease payments over the lease term to present value. The Company does incur variable lease payments for certain of its real estate leases, such as reimbursements of property taxes, maintenance and other operational costs to the lessor. In general, these variable lease payments are not captured as part of the lease liability or ROU asset, but rather are expensed as incurred.

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

Amounts included within the Condensed and Consolidated Balance Sheet related to the Company's ROU asset and lease liability were as follows:

		March 31, 2020			December 31, 2019
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$52.2	$23.1	$75.3	$57.5	$23.9	$81.4
Lease liability - current	Accrued expenses and other current liabilities	14.7	10.2	24.9	15.4	10.4	25.8
Lease liability - noncurrent	Other noncurrent liabilities	38.1	12.9	51.0	42.1	13.5	55.6

Other information:
Weighted-average remaining term (years)		6.5	2.7		6.5	2.8
Weighted-average discount rate		4.5%	3.7%		4.5%	3.8%
The following table summarizes additional information related to the Company's leases for the three months ended March 31:

	March 31, 2020			March 31, 2019
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$4.9	$3.6	$8.5	$4.6	$4.0	$8.6
ROU assets obtained in exchange for new lease liabilities	0.5	1.8	2.3	3.1	1.6	4.7
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of March 31, 2020, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2020 and for each of the years thereafter as of March 31, 2020, are as follows:

In millions	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Real estate leases	$12.8	$14.1	$10.1	$5.9	$3.4	$15.2	$61.5
Equipment leases	8.5	8.2	4.7	1.9	0.9	—	24.2
Total	$21.3	$22.3	$14.8	$7.8	$4.3	$15.2	$85.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2020, is due to imputed interest of $9.8 million.

NOTE 9 - PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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
The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2020	2019
Service cost	$1.9	$1.5
Interest cost	2.4	2.9
Expected return on plan assets	(3.7)	(3.2)
Administrative costs and other	0.5	0.4
Net amortization of:
Prior service costs	0.1	0.1
Plan net actuarial losses	1.0	1.0
Net periodic pension benefit cost	$2.2	$2.7

	Non-U.S.
In millions	2020	2019
Service cost	$0.5	$0.4
Interest cost	1.7	2.2
Expected return on plan assets	(3.3)	(3.2)
Administrative costs and other	0.4	0.3
Net amortization of:
Prior service costs	—	0.1
Plan net actuarial losses	0.4	0.3
Net periodic pension benefit (income) cost	$(0.3)	$0.1
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

Employer contributions were not material during the three months ended March 31, 2020 and 2019. Contributions of approximately $10 million are expected during the remainder of 2020.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

NOTE 10 - FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:
•Level 1 – Inputs based on quoted prices in active markets for identical assets or liabilities.
•Level 2 – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
•Level 3 – Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.
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

Assets and liabilities measured at fair value at March 31, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Derivative instruments	—	4.0	—	4.0
Total asset recurring fair value measurements	$—	$21.1	$—	$21.1
Liabilities:
Derivative instruments	$—	$1.4	$—	$1.4
Deferred compensation and other retirement plans	—	18.8	—	18.8
Total liability recurring fair value measurements	$—	$20.2	$—	$20.2
Financial instruments not carried at fair value
Total debt	$—	$1,372.1	$—	$1,372.1
Total financial instruments not carried at fair value	$—	$1,372.1	$—	$1,372.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at December 31, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Derivative instruments	—	1.1	—	1.1
Total asset recurring fair value measurements	$—	$18.5	$—	$18.5
Liabilities:
Derivative instruments	$—	$1.5	$—	$1.5
Deferred compensation and other retirement plans	—	23.1	—	23.1
Total liability recurring fair value measurements	$—	$24.6	$—	$24.6
Financial instruments not carried at fair value
Total debt	$—	$1,474.0	$—	$1,474.0
Total financial instruments not carried at fair value	$—	$1,474.0	$—	$1,474.0
The Company determines the fair value of its financial assets and liabilities using the following methodologies:
•Investments – These instruments include equity mutual funds and corporate bond funds. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.
•Derivative instruments – These instruments include foreign currency contracts for non-functional currency balance sheet exposures, including both those that are designated as cash flow hedges and those that are not, as well as interest rate swap contracts related to the Company's variable rate Term Facility. The fair value of the foreign currency contracts is determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the interest rate swap contracts is determined based on quoted prices for the Company's swaps, which is not considered an active market.
•Deferred compensation and other retirement plans – These include obligations related to deferred compensation and other retirement plans adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.
•Debt – These instruments are recorded at cost and include senior notes maturing through 2029. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
The carrying values of Cash and cash equivalents, Restricted cash, Accounts and notes receivable, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company had investments in debt and equity securities without readily determinable fair values of $21.2 million and $18.1 million as of March 31, 2020 and December 31, 2019, respectively. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2020, are the same as those used at December 31, 2019.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2020, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2019	$760.4	$0.9	92.7	$—	$975.1	$(218.6)	$3.0
Cumulative effect of adoption of ASC 326 (see Note 2)	(2.2)	—	—	—	(2.2)	—	—
Net earnings	0.5	—	—	—	0.4	—	0.1
Other comprehensive loss, net	(33.4)	—	—	—	—	(32.8)	(0.6)
Share-based compensation activity	12.2	—	0.4	12.2	—	—	—
Dividends to ordinary shareholders ($0.32 per share)	(29.6)	—	—	—	(29.6)	—	—
Repurchase of ordinary shares	(94.1)	—	(0.9)	(12.2)	(81.9)	—	—
Balance at March 31, 2020	$613.8	$0.9	92.2	$—	$861.8	$(251.4)	$2.5

The changes in the components of Equity for the three months ended March 31, 2019, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2018	$654.0	$0.9	94.6	$—	$873.6	$(223.5)	$3.0
Net earnings	80.3	—	—	—	80.2	—	0.1
Other comprehensive (loss) income, net	(14.7)	—	—	—	—	(15.3)	0.6
Share-based compensation activity	7.1	—	0.2	7.1	—	—	—
Dividends to ordinary shareholders ($0.27 per share)	(25.5)	—	—	—	(25.5)	—	—
Repurchase of ordinary shares	(63.8)	—	(0.7)	(7.1)	(56.7)	—	—
Balance at March 31, 2019	$637.4	$0.9	94.1	$—	$871.6	$(238.8)	$3.7
In February 2017, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company's Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company's ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the three months ended March 31, 2020 and 2019, the Company paid $94.1 million and $63.8 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2020, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2019	$0.5	$(126.2)	$(92.9)	$(218.6)
Other comprehensive income (loss) before reclassifications	2.2	4.4	(40.1)	(33.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.3)	1.5	—	1.2
Tax expense	(0.4)	(0.1)	—	(0.5)
March 31, 2020	$2.0	$(120.4)	$(133.0)	$(251.4)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NOTE 12 - SHARE-BASED COMPENSATION
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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2020	2019
Stock options	$2.6	$2.4
RSUs	5.4	4.4
PSUs	1.4	1.6
Deferred compensation	(2.0)	1.7
Pre-tax expense	7.4	10.1
Tax benefit(a)	(0.4)	(1.2)
After-tax expense	$7.0	$8.9

(a)  Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $4.0 million and $0.9 million during the three months ended March 31 2020 and 2019, respectively.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	161,209	$25.62	195,675	$19.58
RSUs	68,148	$129.33	104,566	$88.07
The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2020	2019
Dividend yield	0.99%	1.23%
Volatility	20.70%	21.44%
Risk-free rate of return	1.41%	2.53%
Expected life (years)	6.0	6.0
Expected volatility is based on the Company's historic volatility for the prior six years. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2020, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In February 2018, 2019 and 2020, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 13 - RESTRUCTURING ACTIVITIES
During the three months ended March 31, 2020 and 2019, the Company recorded $2.1 million and $1.7 million, respectively, of expenses associated with restructuring activities. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the three months ended March 31, 2020, were as follows:

In millions	Total
December 31, 2019	$1.2
Additions, net of reversals	2.1
Cash and non-cash uses	(2.5)
March 31, 2020	$0.8
The majority of the costs accrued as of March 31, 2020, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring expenses of $1.4 million during the three months ended March 31, 2019, in conjunction with restructuring plans. Non-qualified restructuring charges represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category, and are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14 - OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three months ended March 31 were as follows:

In millions	2020	2019
Interest income	$(0.5)	$(0.3)
Foreign currency exchange loss (gain)	0.9	(0.2)
Loss from equity method investments	0.5	0.1
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.5)	0.9
Other	3.6	(1.6)
Other expense (income), net	$4.0	$(1.1)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2020 and 2019, were 95.8% and 15.8%, respectively. The increase in the effective tax rate compared to 2019 is primarily due to the unfavorable tax impact related to the goodwill and indefinite-lived trade name impairment charges, partially offset by the favorable benefit of excess share-based compensation deductions.

NOTE 16 - EARNINGS PER SHARE (EPS)
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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2020	2019
Weighted-average number of basic shares	92.7	94.5
Shares issuable under incentive stock plans	0.6	0.6
Weighted-average number of diluted shares	93.3	95.1
At March 31, 2020, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer, and is the unit of account under ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding expense of the warranty obligation is accrued as a liability (see Note 19).

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the three months ended March 31, 2020 and 2019, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company's Net revenues related to both tangible product sales and services for the three months ended March 31, 2020 and 2019, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended March 31, 2020
In millions	Americas	EMEIA	Asia Pacific	Total
Net revenues
Products	$512.1	$125.6	$30.9	$668.6
Services	—	4.3	1.8	6.1
Total Net revenues	$512.1	$129.9	$32.7	$674.7

	Three months ended March 31, 2019
In millions	Americas	EMEIA	Asia Pacific	Total
Net revenues
Products	$475.3	$138.7	$34.7	$648.7
Services	—	4.2	2.1	6.3
Total Net revenues	$475.3	$142.9	$36.8	$655.0
As of March 31, 2020, neither the contract assets related to the Company's right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

NOTE 18 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following three reportable segments based on industry and market focus: Americas, EMEIA and Asia Pacific.

The Company largely evaluates performance based on Segment operating income (loss) and Segment operating margins. Segment operating income (loss) is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income (loss) represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income (loss) to arrive at a Segment operating income (loss) that

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income (loss) as a percentage of the segment's Net revenues.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2020	2019
Net revenues
Americas	$512.1	$475.3
EMEIA	129.9	142.9
Asia Pacific	32.7	36.8
Total	$674.7	$655.0
Segment operating income (loss)
Americas	$146.6	$120.9
EMEIA	1.1	10.8
Asia Pacific	(97.9)	(1.5)
Total	49.8	130.2
Reconciliation to Operating income
Unallocated corporate expense	(20.9)	(22.2)
Operating income	28.9	108.0
Reconciliation to earnings before income taxes
Interest expense	12.9	13.7
Other expense (income), net	4.0	(1.1)
Earnings before income taxes	$12.0	$95.4

NOTE 19 - COMMITMENTS AND CONTINGENCIES
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended March 31, 2020 and 2019, the Company incurred $0.5 million and $0.4 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. As of March 31, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $18.6 million and $19.3 million, respectively. The total reserve at March 31, 2020 and December 31, 2019, included $4.0 million and $4.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company's total current environmental reserve at March 31, 2020 and December 31, 2019, was $5.8 million and $6.2 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2020	2019
Balance at beginning of period	$15.9	$14.5
Reductions for payments	(2.0)	(2.3)
Accruals for warranties issued during the current period	2.3	3.8
Changes to accruals related to preexisting warranties	(0.1)	(0.1)
Currency translation	(0.1)	—
Balance at end of period	$16.0	$15.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

NOTE 20 - SUBSEQUENT EVENTS
Dividend Declared

On April 8, 2020, the Company's Board of Directors declared a quarterly dividend of $0.32 per ordinary share. The dividend is payable June 30, 2020, to shareholders of record on June 16, 2020.

Restructuring Activities

On April 8, 2020, the Company committed to certain strategic restructuring initiatives to be implemented across several businesses and functions outside of the United States. These initiatives are intended to optimize and simplify the Company’s non-U.S. operations and cost structure. The majority of these restructuring initiatives are expected to be completed during fiscal year 2020, with all initiatives expected to be completed by the end of fiscal year 2021. As a result of these initiatives, the Company currently expects to record restructuring charges of approximately $30 to $35 million in total, of which $20 to $25 million are expected to be incurred during fiscal year 2020 with the remainder expected to be incurred during fiscal year 2021. The expected charges are primarily comprised of approximately $20 to $22 million in employee termination benefits, $4 to $6 million in contract termination costs, and $6 to $8 million in other costs. Future cash expenditures related to these charges are anticipated to be approximately $25 to $30 million.

Mexico Facility Closures

On April 9, 2020, the Company's operations in Mexico were temporarily suspended due to a general public health decree, joining operations in certain other countries in EMEIA that had been temporarily suspended prior to March 31, 2020. The Company expects to resume all impacted operations upon expiration of the local orders, which for Mexico is currently set to expire on May 30, 2020, or earlier, if permitted. The Company will continue to comply with any future government orders if and as they apply to its operations, and will continue to serve its customers, when possible, through its channel partners or inventory on hand. These temporary closures have been implemented in a way that will allow prompt production startup once the public health decrees are lifted.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Recent Developments

COVID-19 pandemic

In March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to COVID-19. This pandemic has created significant uncertainties and disruption in the global economy. Allegion is closely monitoring the most recent developments regarding the pandemic, remaining focused on the health and safety of employees, as well as the health of our business, both in the short and long-term. We continue to monitor, evaluate and manage our operating plans, including our inventory levels and supply of materials around the world, in light of the most recent developments. Further, Allegion is adhering to best-practice safe hygiene guidelines by recognized health experts like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic.

We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so. As of April 22, 2020, we have temporarily suspended operations in Italy and Mexico as a result of compliance with general public health decrees. At this time, we expect to reopen these operations upon expiration of the local orders, which are currently set to expire on May 3, 2020 for Italy and May 30, 2020 for Mexico, or earlier, if permitted. Allegion will continue to comply with all applicable government mandates, if and as they apply to our operations. In addition, periodic work stoppages at certain plants could be possible due to temporary reduction in customer demand, shortage of materials or employee safety. We will continue to serve our customers when possible through our channel partners or inventory on hand. These temporary measures are being implemented in a way that allows prompt production startup when public health and market conditions improve. To the extent any additional temporary closures or adjustments to production are necessary, such measures will be implemented in a way that minimizes disruption to customers and our overall business, including continuing to take prudent measures to mitigate, to the extent possible, any financial impacts. While these temporary closures have already had a negative impact on our business, any additional local orders or decrees resulting in new or extended temporary shut-downs will drive further unfavorable impacts to our operations, ability to serve our customers and potentially our financial position and liquidity.

We have also recently implemented several actions to address the COVID-19 impact to our business, including a temporary freeze on hiring and share repurchases, reductions to discretionary spending, elimination of non-essential investments and re-prioritization of capital expenditures. In addition, we have recently announced restructuring initiatives to be implemented across several businesses and functions outside of the United States, which are intended to optimize and simplify the Company’s non-U.S. operations and cost structure.

Further, as a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we performed interim impairment tests on the goodwill balances for our EMEIA and Asia Pacific reporting units, as well as on certain indefinite-lived trade name assets in these two regions, during the first quarter of 2020. As discussed in more detail in Notes 4 and 5 to the Condensed and Consolidated Financial Statements, the results of these interim impairment tests indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value as of March 31, 2020. Consequently, a goodwill impairment charge of $88.1 million was recorded. Additionally, it was determined that three indefinite-lived trade names in the EMEIA and Asia Pacific segments were impaired, resulting in an additional $8.2 million of impairment charges.

The Company has updated its Risk Factors in Part II, Item 1A, in light of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows.

2020 Dividends

During the three months ended March 31, 2020, we paid dividends of $0.32 per ordinary share to shareholders.

Share repurchases

During the three months ended March 31, 2020, we repurchased approximately 0.9 million shares for approximately $94.1 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2020	% of revenues	2019	% of revenues
Net revenues	$674.7		$655.0
Cost of goods sold	381.6	56.6%	378.1	57.7%
Selling and administrative expenses	167.9	24.9%	168.9	25.8%
Impairment of goodwill and indefinite-lived trade names	96.3	14.2%	—	—%
Operating income	28.9	4.3%	108.0	16.5%
Interest expense	12.9		13.7
Other expense (income), net	4.0		(1.1)
Earnings before income taxes	12.0		95.4
Provision for income taxes	11.5		15.1
Net earnings	0.5		80.3
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net earnings attributable to Allegion plc	$0.4		$80.2

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$—		$0.84
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2020, increased by 3.0%, or $19.7 million, compared with the same period in 2019, due to the following:

Pricing	1.3%
Volume	3.0%
Divestitures	(0.4)%
Currency exchange rates	(0.9)%
Total	3.0%
The increase in Net revenues was primarily driven by higher volumes and improved pricing, partially offset by unfavorable foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses in 2019.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2020, decreased $79.1 million compared to the same period in 2019. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2020, decreased to 4.3% from 16.5% for the same period in 2019, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2019	$108.0	16.5%
Pricing and productivity in excess of inflation	13.5	1.9%
Volume / product mix	4.7	0.2%
Restructuring / acquisition expenses	1.1	0.2%
Currency exchange rates	(0.3)	0.1%
Investment spending	(2.0)	(0.3)%
Divestitures	0.2	0.1%
Impairment of goodwill and indefinite-lived trade names	(96.3)	(14.4)%
March 31, 2020	$28.9	4.3%

Operating income decreased primarily due to the goodwill and indefinite-lived trade name impairment charges discussed above, foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable volume/product mix, decreases in restructuring and acquisition expenses and the impact of the divestitures of our Colombia and Turkey businesses during the prior year.
Operating margin decreased primarily due to the goodwill and indefinite-lived trade name impairment charges discussed above and increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable volume/product mix, decreases in restructuring and acquisition expenses, foreign currency exchange rate movements and the impact of the divestitures during the prior year.
Pricing and productivity in excess of inflation includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of on-going selling and administrative functions compared by the same on-going expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or significant improvements for strategic initiatives and new product development, are captured in Investment spending in the table above.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended March 31, 2020, decreased $0.8 million compared with the same period in 2019, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Expense (Income), Net
The components of Other expense (income), net for the three months ended March 31, 2020 and 2019, were as follows:

In millions	2020	2019
Interest income	$(0.5)	$(0.3)
Foreign currency exchange loss (gain)	0.9	(0.2)
Loss from equity method investments	0.5	0.1
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.5)	0.9
Other	3.6	(1.6)
Other expense (income), net	$4.0	$(1.1)

For the three months ended March 31, 2020, Other expense (income), net was unfavorable $5.1 million compared with the same period in 2019, primarily due to unrealized losses on investments in 2020 compared to investment income in 2019, both of which are reflected in Other in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2020 and 2019, were 95.8% and 15.8%, respectively. The increase in the effective tax rate compared to 2019 is primarily due to the unfavorable tax impact related to the goodwill and indefinite-lived trade name impairment charges, partially offset by the favorable benefit of excess share-based compensation deductions.

Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEIA and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.

Segment operating income (loss) is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe that Segment operating income (loss) represents the most relevant measure of Segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income (loss) that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income (loss) as a percentage of the segment's Net revenues.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three months ended March 31

In millions	2020	2019	% Change
Net revenues
Americas	$512.1	$475.3	7.7%
EMEIA	129.9	142.9	(9.1)%
Asia Pacific	32.7	36.8	(11.1)%
Total	$674.7	$655.0

Segment operating income (loss)
Americas	$146.6	$120.9	21.3%
EMEIA	1.1	10.8	(89.8)%
Asia Pacific	(97.9)	(1.5)	(6,426.7)%
Total	$49.8	$130.2

Segment operating margin
Americas	28.6%	25.4%
EMEIA	0.8%	7.6%
Asia Pacific	(299.4)%	(4.1)%
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

Net Revenues

Net revenues for the three months ended March 31, 2020, increased by 7.7%, or $36.8 million, compared to the same period in 2019, due to the following:

Pricing	1.6%
Volume	6.6%
Divestitures	(0.4)%
Currency exchange rates	(0.1)%
Total	7.7%
The increase in Net revenues was primarily driven by higher volumes and improved pricing, partially offset by foreign currency exchange rate movements and the impact of the divestiture of our Colombia business in 2019. Net revenues from both residential and non-residential products increased high single digits for the three months ended March 31, 2020, compared to the same period in the prior year, primarily driven by higher volumes and improved pricing.

Also, as end-users have continued to adopt newer technologies in their facilities and homes, accelerated by the increasing adoption of the Internet of Things ("IoT"), growth in electronic security products and solutions has become an increased metric monitored by management and of focus to our investors. For the three months ended March 31, 2020, Net revenues from the sale of electronic products in the Americas segment increased low double-digits compared to the same period in the prior year. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.

Operating income/margin

Segment operating income for the three months ended March 31, 2020, increased $25.7 million compared to the same period in 2019, and Segment operating margin for the three months ended March 31, 2020, increased to 28.6% from 25.4%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2019	$120.9	25.4%
Pricing and productivity in excess of inflation	11.7	2.0%
Volume / product mix	13.1	1.0%
Currency exchange rates	0.3	0.1%
Investment spending	(1.9)	(0.4)%
Divestitures	0.3	0.1%
Restructuring / acquisition expenses	2.2	0.4%
March 31, 2020	$146.6	28.6%
The increases were primarily due to pricing improvements and productivity in excess of inflation, favorable volume/product mix, foreign currency exchange rate movements, decreases in restructuring and acquisition expenses and the impact of the divestiture of our Colombia business in 2019. These increases were partially offset by increased investment spending.

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

Net Revenues

Net revenues for the three months ended March 31, 2020, decreased by 9.1%, or $13.0 million, compared to the same period in 2019, due to the following:

Pricing	0.7%
Volume	(6.9)%
Divestitures	(0.4)%
Currency exchange rates	(2.5)%
Total	(9.1)%
The decrease in Net revenues is primarily due to lower volumes, inclusive of the impact of the COVID-19 pandemic in the region, unfavorable foreign currency exchange rate movements and the divestiture of our Turkey business in the prior year. These decreases were partially offset by improved pricing.

Operating income/margin

Segment operating income for the three months ended March 31, 2020, decreased $9.7 million compared to the same period in 2019, and Segment operating margin for the three months ended March 31, 2020, decreased to 0.8% from 7.6%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2019	$10.8	7.6%
Inflation in excess of pricing and productivity	(0.9)	(0.7)%
Volume / product mix	(7.0)	(4.7)%
Currency exchange rates	(0.5)	(0.3)%
Divestitures	(0.1)	(0.1)%
Restructuring / acquisition expenses	0.3	0.2%
Impairment of indefinite-lived trade name	(1.5)	(1.2)%
March 31, 2020	$1.1	0.8%
The decreases were primarily due to inflation in excess of pricing and productivity, unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, the impact of the divestiture of our Turkey business in 2019 and an impairment of an indefinite-lived trade name. These decreases were partially offset by lower restructuring and acquisition expenses.

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

Net Revenues

Net revenues for the three months ended March 31, 2020, decreased by 11.1%, or $4.1 million, compared to the same period in 2019, due to the following:

Pricing	(0.2)%
Volume	(4.7)%
Currency exchange rates	(6.2)%
Total	(11.1)%
The decrease in Net revenues was primarily due to lower volumes, reflecting the impact of the COVID-19 pandemic in the region, and pricing and unfavorable foreign currency exchange rate movements.

Operating loss/margin

Segment operating loss for the three months ended March 31, 2020, increased $96.4 million compared to the same period in 2019, and Segment operating margin for the three months ended March 31, 2020, decreased to (299.4)% from (4.1)%, due to the following:

In millions	Operating Loss	Operating Margin
March 31, 2019	$(1.5)	(4.1)%
Pricing and productivity in excess of inflation	0.7	1.8%
Volume / product mix	(1.5)	(4.3)%
Currency exchange rates	(0.2)	(0.7)%
Investment spending	0.1	0.3%
Restructuring / acquisition expenses	(0.7)	(1.8)%
Impairment of goodwill and indefinite-lived trade names	(94.8)	(290.6)%
March 31, 2020	$(97.9)	(299.4)%
The increased Segment operating loss and lower Segment operating margin were primarily due to an $88.1 million goodwill impairment charge for the Asia Pacific reporting unit, as well as indefinite-lived trade name impairment charges of $6.7 million. Additional factors contributing to the increased Segment operating loss and lower Segment operating margin included unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and increased restructuring and acquisition expenses. These factors were partially offset by productivity improvements in excess of inflation and decreased investment spending.

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

As discussed above, we are closely monitoring the most recent developments regarding the COVID-19 pandemic, including the resulting uncertainties around customer demand, supply chain disruption, the availability and cost of materials, customer and supplier financial condition, levels of liquidity and our ongoing compliance with debt covenants. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, the Company has no required principal payments on its long-term debt until September 2022, cash and cash equivalents of $245.3 million and low capital intensity, providing flexibility during this time of uncertainty. We believe that our actions taken to date, future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as certain potential measures within the Company's control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by (used in) operating activities	$30.8	$(12.6)
Net cash used in investing activities	(18.8)	(17.7)
Net cash used in financing activities	(116.8)	(99.2)

Operating Activities

Net cash provided by (used in) operating activities during the three months ended March 31, 2020, improved $43.4 million compared to the same period in 2019, primarily driven by increased Net earnings (excluding non-cash impairment charges) and improvements in working capital.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020, was materially consistent with the same period in 2019, increasing $1.1 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020, increased $17.6 million compared to the same period in 2019, due to $94.1 million of cash used to repurchase shares during the three months ended March 31, 2020, compared to $63.8 million during the same period in 2019. Partially offsetting this increase was a decrease in debt repayments due to satisfying our obligation to make quarterly installments on our Term Facility up to the maturity date, as further discussed below.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	3.9	0.7
Total borrowings outstanding	1,442.7	1,439.5
Less discounts and debt issuance costs, net	(11.3)	(11.8)
Total debt	1,431.4	1,427.7
Less current portion of long-term debt	3.4	0.1
Total long-term debt	$1,428.0	$1,427.6
As of March 31, 2020, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at March 31, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the third quarter of 2019, we made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance. As a result of this payment, we have satisfied our obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2020, there were no borrowings outstanding on the Revolving Facility, and we had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings, which expire in September 2020. The weighted-average interest rate for borrowings was 2.60% under the Credit Facilities (including the effect of interest rate swaps) at March 31, 2020.

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company's ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of March 31, 2020, the Company was in compliance with all covenants.

As of March 31, 2020, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024, $400.0 million outstanding of 3.550% Senior Notes due 2027 and $400.0 million outstanding of 3.500% Senior Notes due 2029 (collectively, the "Senior

Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2020, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

Guarantor Financial Information

In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments on March 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of the Company's registered securities for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been moved outside the Notes to Condensed and Consolidated Financial Statements and is provided below.

Allegion US Holding Company Inc. ("Allegion US Hold Co") is the issuer of the 3.200% Senior Notes and 3.550% Senior Notes and is the guarantor of the 3.500% Senior Notes (all three senior notes, collectively, the "Senior Notes"). Allegion plc (the “Parent”) is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.200% Senior Notes and 3.550% Senior Notes. Allegion US Hold Co is 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.

The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Parent and ranks equally with all of Allegion plc's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent, are guaranteed by Allegion US Hold Co and rank equally with all of Allegion plc's existing and future senior unsecured indebtedness.

Each guarantee is effectively subordinated to any secured indebtedness of the Guarantor to the extent of the value of the assets securing such indebtedness. The Senior Notes are structurally subordinated to indebtedness and other liabilities of the subsidiaries of the Guarantor, none of which guarantee the notes. The obligations of the Guarantor under its Guarantee are limited as necessary to prevent such Guarantee from constituting a fraudulent conveyance under applicable law and, therefore, are limited to the amount that the Guarantor could guarantee without such Guarantee constituting a fraudulent conveyance; this limitation, however, may not be effective to prevent such Guarantee from constituting a fraudulent conveyance. If the Guarantee was rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the Guarantor, and, depending on the amount of such indebtedness, the Guarantor’s liability on its Guarantee could be reduced to zero. In such an event, the notes would be structurally subordinated to the indebtedness and other liabilities of the Guarantor.

For further details, terms and conditions of the Senior Notes refer to the Company's Form 8-K filed October 2, 2017 and Form 8-K filed September 27, 2019.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for each issuer and guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2020		Year ended December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.7)	—	(6.5)	(0.3)
Equity earnings in affiliates, net of tax	11.2	61.8	448.3	281.9
Transactions with related parties and subsidiaries(a)	(3.2)	(26.6)	(9.5)	(106.4)
Net earnings	0.4	36.6	401.8	182.7
Net earnings attributable to the entity	0.4	36.6	401.8	182.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	March 31, 2020		December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$1,425.8	$—	$1,408.6
Total current assets	6.1	1,473.0	6.1	1,443.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	30.2	416.6	30.2	416.6
Total noncurrent assets	1,823.9	457.2	1,825.5	456.0
Current liabilities:
Amounts due to related parties and subsidiaries	$24.7	$2,825.5	$1.6	$2,672.4
Total current liabilities	34.9	2,838.9	8.1	2,679.1
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	460.6	198.1	364.6	287.3
Total noncurrent liabilities	1,097.2	997.7	1,000.5	1,087.8

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Management believes there have been no significant changes during the three months ended March 31, 2020, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the valuation technique we utilized to perform our interim goodwill impairment tests as of March 31, 2020, as disclosed in Note 4 to the Condensed and Consolidated Financial Statements. As discussed in our critical accounting policies section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, during our annual goodwill test, reporting unit fair values are estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Our interim impairment tests, though, relied solely on the discounted cash flow model (income approach).

Our market approach requires the determination of an appropriate peer group and reflects the market's expectations for future growth and risk, with adjustments to account for differences between the selected peer group companies and the subject reporting units. Enterprise values are then estimated by multiplying historical and anticipated financial metrics of the reporting units by multiples derived from an analysis of peer companies. Given the current high degree of economic uncertainty due to the COVID-19 pandemic, management believes that historical performance is temporarily not a reliable indicator of market valuations as of March 31, 2020, as evidenced by the significant decline in global financial markets in the weeks preceding this date. Additionally, given the significant uncertainty and variation among peer companies in terms of projected results in light of the COVID-19 pandemic, as well as many peer companies withdrawing financial outlooks, management does not believe that anticipated financial metrics of our peer companies provide a reasonable basis for estimating the fair value of our reporting units, either. Due to these reasons, it was determined that a discounted cash flow model (income approach) alone, provided the best approximation of fair value of the EMEIA and Asia Pacific reporting units as of March 31, 2020.

The results of our interim impairment tests indicated that the estimated fair value of the EMEIA reporting unit exceeded its carrying value as of March 31, 2020, by approximately 9%; however, the estimated fair value of the Asia Pacific reporting unit was less than its carrying value, and as such, a goodwill impairment charge was recorded. The interim goodwill impairment tests took into consideration the Company's best estimates of the COVID-19 pandemic's disruption to its businesses, end market conditions and recovery timelines. However, if the pandemic's impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

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

Forward-looking statements may relate to such matters as potential impacts of the COVID-19 pandemic, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:
•economic, political and business conditions in the markets in which we operate, including changes to trade agreements, sanctions, import and export regulations and custom duties;
•conditions of the institutional, commercial and residential construction and remodeling markets;
•competitive factors in the industry in which we compete, including technological developments and increased competition from private label brands;
•the development, commercialization and acceptance of new products and services;
•the demand for our products and services, including changes in customer and consumer preferences, and our ability to maintain beneficial relationships with large customers;
•the ability to protect our brand reputation and trademarks;
•fluctuations in currency exchange rates;
•the ability to complete and integrate any acquisitions and/or losses related to our investments in external companies;
•business opportunities that diverge from core business;
•our ability to operate efficiently and productively;
•the results of our restructuring plans;
•the outcome of any litigation, governmental investigations or proceedings;
•claims of infringement of intellectual property rights by third parties;
•adverse publicity or improper conduct by any of our employees, agents or business partners;
•disruptions in our global supply chain, including product manufacturing and logistical services provided by outsourcing partners;
•the effects of global climate change or other unexpected events, including global health crises, that may disrupt our operations and have a negative impact on our business;
•adverse impacts due to the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic;
•our ability to manage risks related to our information technology and operational technology systems and cybersecurity, including implementation of new processes that may cause disruptions and be more difficult, costly or time consuming than expected;
•our reliance on third-party vendors for many of the critical elements of our global information and operational technology infrastructure and their failure to provide effective support for such infrastructure;
•disruption and breaches of our information systems;
•availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;
•potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•ability to recruit and retain a highly qualified and diverse workforce;
•changes to, or changes in interpretations of, current laws and regulations;
•interest rate fluctuations and other changes in borrowing costs, in addition to risks associated with our outstanding and future indebtedness;
•uncertainty and inherent subjectivity related to transfer pricing regulations;
•changes in tax requirements, including tax rate changes, the adoption of new U.S. or non-U.S. tax legislation or exposure to additional tax liabilities and revised tax law interpretations;
•the impact our outstanding indebtedness may have on our business and operations, and other capital market conditions, including availability of funding sources and currency exchange rate fluctuations; and

•risks related to our incorporation in Ireland, including the possible effects on us of future legislation or interpretations in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2020. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Other than the risk factors set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2019. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The effects of global climate change or other unexpected events, including global health crises, may disrupt our operations and have a negative impact on our business.

The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events, including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, global health crises or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

Our normal business operations have been, and are expected to continue to be, adversely impacted by the global COVID-19 pandemic.

In addition to the various effects noted in the above risk factor regarding global health crises and elsewhere within the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2019, the COVID-19 outbreak, which was declared by the World Health Organization as a pandemic in March 2020, and preventative measures taken to contain or mitigate this pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in various regions around the world and disruption in the global supply chain and business operations. Actions taken to help limit the spread of COVID-19, such as general public health decrees or other government mandates to restrict business activities and travel, avoid large gatherings or to self-quarantine, have impacted and will likely continue to impact our ability to carry out business as usual, including the temporary suspension of some of our operations, shortages in materials, reduction in customer demand, costs associated with operational changes and an extended period of remote work arrangements for some of our employees which could increase cybersecurity risks and other operational risks. The global economic uncertainty due to this pandemic has also negatively impacted and may continue to adversely affect our results of operations and financials. Further, our management is focused on mitigating the impacts of COVID-19 which has required, and will continue to require, a large investment of time and resources, which may divert attention and resources from other business matters.

Despite our efforts to manage and mitigate these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, while we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this pandemic on our business is highly uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, customer demand, supply chain, cash flow generation, financial position and liquidity, and may also exacerbate other risks discussed in our Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
January 1 - January 31	148	$125.84	148	$128,170
February 1 - February 28	120	132.01	120	788,558
March 1 - March 31	585	101.93	585	728,890
Total	853	$110.31	853	$728,890
In February 2017, our Board of Directors approved a stock repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, our Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company's ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. The 2020 Share Repurchase Authorization does not have a prescribed expiration date. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management.

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

ALLEGION PLC (Registrant)

Date:	April 23, 2020	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 23, 2020	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer