Form 10-Q
period 2020-06-30
Allegion plc
filed 2020-07-23
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 20, 2020 was 92,233,434.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net revenues	$589.5	$731.2	$1,264.2	$1,386.2
Cost of goods sold	342.9	410.5	724.5	788.6
Selling and administrative expenses	150.1	175.0	318.0	343.9
Impairment of goodwill and indefinite-lived trade names	—	—	96.3	—
Operating income	96.5	145.7	125.4	253.7
Interest expense	13.0	13.4	25.9	27.1
Other (income) expense, net	(4.4)	0.7	(0.4)	(0.4)
Earnings before income taxes	87.9	131.6	99.9	227.0
Provision for income taxes	14.2	22.2	25.7	37.3
Net earnings	73.7	109.4	74.2	189.7
Less: Net earnings attributable to noncontrolling interests	—	0.1	0.1	0.2
Net earnings attributable to Allegion plc	$73.7	$109.3	$74.1	$189.5
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$0.80	$1.17	$0.80	$2.01
Diluted net earnings	$0.80	$1.16	$0.80	$2.00
Weighted-average shares outstanding
Basic	92.3	93.8	92.5	94.1
Diluted	92.7	94.5	93.0	94.8

Total comprehensive income	$94.3	$114.5	$61.4	$180.1
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.5)	(0.3)	0.2
Total comprehensive income attributable to Allegion plc	$94.1	$115.0	$61.7	$179.9
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$302.4	$355.3
Restricted cash	1.9	3.4
Accounts and notes receivable, net	329.2	329.8
Inventories	293.6	269.9
Other current assets	50.0	43.4
Total current assets	977.1	1,001.8
Property, plant and equipment, net	292.5	291.4
Goodwill	777.7	873.3
Intangible assets, net	488.9	510.9
Other noncurrent assets	297.7	289.8
Total assets	$2,833.9	$2,967.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195.5	$221.0
Accrued expenses and other current liabilities	267.4	285.9
Short-term borrowings and current maturities of long-term debt	0.8	0.1
Total current liabilities	463.7	507.0
Long-term debt	1,428.5	1,427.6
Other noncurrent liabilities	261.7	272.2
Total liabilities	2,153.9	2,206.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (92,233,032 and 92,723,682 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	0.9	0.9
Capital in excess of par value	1.6	—
Retained earnings	906.0	975.1
Accumulated other comprehensive loss	(231.0)	(218.6)
Total Allegion plc shareholders’ equity	677.5	757.4
Noncontrolling interests	2.5	3.0
Total equity	680.0	760.4
Total liabilities and equity	$2,833.9	$2,967.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2020	2019
Cash flows from operating activities:
Net earnings	$74.2	$189.7
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	39.7	41.4
Impairment of goodwill and indefinite-lived trade names	96.3	—
Changes in assets and liabilities and other non-cash items	(82.2)	(124.1)
Net cash provided by operating activities	128.0	107.0
Cash flows from investing activities:
Capital expenditures	(24.4)	(29.3)
Acquisition of and equity investments in businesses, net of cash acquired	—	(4.6)
Other investing activities, net	(6.2)	(2.3)
Net cash used in investing activities	(30.6)	(36.2)
Cash flows from financing activities:
Short-term borrowings (repayments), net	0.6	(0.2)
Payments of other long-term debt	—	(17.7)
Debt proceeds (repayments), net	0.6	(17.9)
Dividends paid to ordinary shareholders	(58.7)	(50.5)
Repurchase of ordinary shares	(94.1)	(133.6)
Other financing activities, net	3.0	1.4
Net cash used in financing activities	(149.2)	(200.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	0.4
Net decrease in cash, cash equivalents and restricted cash	(54.4)	(129.4)
Cash, cash equivalents and restricted cash - beginning of period	358.7	290.6
Cash, cash equivalents and restricted cash - end of period	$304.3	$161.2
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

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Accordingly, the Company adopted ASU 2018-15 on January 1, 2020, using the prospective method of adoption, and the adoption did not have a material impact to the Condensed and Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is currently effective and may be applied prospectively at any point through December 31, 2022 at the Company’s option. The Company is assessing what impact ASU 2020-04 will have on the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	June 30, 2020	December 31, 2019
Raw materials	$133.6	$116.8
Work-in-process	40.6	33.1
Finished goods	119.4	120.0
Total	$293.6	$269.9

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2020, were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
December 31, 2019 (gross)	$485.0	$764.1	$109.7	$1,358.8
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2019 (net)	485.0	285.5	102.8	873.3
Impairment charge	—	—	(88.1)	(88.1)
Currency translation	(0.2)	—	(7.3)	(7.5)
June 30, 2020 (net)	$484.8	$285.5	$7.4	$777.7
As a result of the global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its EMEA and Asia Pacific reporting units. As quoted market prices are not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach). This was a change in estimate, as historically the Company’s determination of reporting unit fair values has been estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Given the high degree of market volatility and lack of reliable market data that existed as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value of the EMEA and Asia Pacific reporting units for the purpose of performing these interim impairment tests.
This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy (see Note 10), included the Company’s estimates of future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. The calculations explicitly addressed factors such as timing, with due consideration given to forecasting risk. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed as of March 31, 2020. The results of the interim impairment testing indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge was recorded for the Asia Pacific reporting unit as reflected in the table above. No further triggering events have been identified by the Company as of June 30, 2020, and accordingly, no further goodwill impairment charges have been recorded. If the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.5	$(21.8)	$37.7	$59.3	$(19.2)	$40.1
Customer relationships	412.0	(117.7)	294.3	412.7	(107.5)	305.2
Trade names (finite-lived)	82.6	(51.1)	31.5	82.5	(49.4)	33.1
Other	20.5	(9.0)	11.5	17.6	(8.1)	9.5
Total finite-lived intangible assets	574.6	$(199.6)	375.0	572.1	$(184.2)	387.9
Trade names (indefinite-lived)	113.9		113.9	123.0		123.0
Total	$688.5		$488.9	$695.1		$510.9

Intangible asset amortization expense was $15.2 million and $15.7 million for the six months ended June 30, 2020 and 2019, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $29.6 million for full year 2020, $28.7 million for 2021, $28.7 million for 2022, $28.6 million for 2023 and $28.2 million for 2024.

During the first quarter of 2020, the Company concluded the global economic disruption and uncertainty due to the COVID-19 pandemic to be a triggering event. Accordingly, interim impairment tests on certain indefinite-lived trade names were performed as of March 31, 2020. Based on these tests, it was determined that three of the Company’s indefinite-lived trade names in the EMEA and Asia Pacific segments were impaired, and impairment charges totaling $8.2 million were recorded. While no further triggering events have been identified as of June 30, 2020, if the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

NOTE 6 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	1.3	0.7
Total borrowings outstanding	1,440.1	1,439.5
Less discounts and debt issuance costs, net	(10.8)	(11.8)
Total debt	1,429.3	1,427.7
Less current portion of long-term debt	0.8	0.1
Total long-term debt	$1,428.5	$1,427.6

Unsecured Credit Facilities

As of June 30, 2020, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at June 30, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary.

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

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2020, there were no borrowings outstanding on the Revolving Facility and the Company had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company’s credit ratings. At June 30, 2020, the outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%. To manage the Company’s exposure to fluctuations in LIBOR rates, the Company has interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings, which expire in September 2020 (see Note 7). The weighted-average interest rate for borrowings was 2.41% under the Credit Facilities (including the effect of interest rate swaps) at June 30, 2020.

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2020, the Company was in compliance with all covenants.

Senior Notes

As of June 30, 2020, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $155.0 million and $146.4 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, a gain of $0.6 million and a loss of $0.1 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2020, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
The Company has interest rate swaps to fix the interest rate paid during the contract period related to $200.0 million of the Company’s variable rate Term Facility. These interest rate swaps expire in September 2020 and meet the criteria to be accounted for as cash flow hedges of variable rate interest payments. Consequently, the changes in fair value of the interest rate swaps are recognized in Accumulated other comprehensive loss. At June 30, 2020 and December 31, 2019, a loss of $0.4 million and a gain of $0.5 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to these interest rate swaps. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of approximately $0.4 million.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Asset derivatives
Currency derivatives	Other current assets	$0.6	$—	$0.6	$0.4
Interest rate swaps	Other current assets	—	0.7	—	—
Total asset derivatives		$0.6	$0.7	$0.6	$0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	$0.5	$0.8	$1.0	$0.7
Interest rate swaps	Accrued expenses and other current liabilities	0.5	—	—	—
Total liability derivatives		$1.0	$0.8	$1.0	$0.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives	$—	$0.4	Cost of goods sold	$2.1	$1.3
Interest rate swaps	—	(1.5)	Interest expense	0.1	0.8
Total	$—	$(1.1)		$2.2	$2.1
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives	$3.0	$1.0	Cost of goods sold	$2.1	$3.3
Interest rate swaps	(0.8)	(2.2)	Interest expense	0.4	1.7
Total	$2.2	$(1.2)		$2.5	$5.0

The gains and losses associated with the Company’s non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other (income) expense, net in the Condensed and Consolidated Statements of Comprehensive Income.

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

NOTE 8 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company’s leases for which the Company is a lessee are classified as operating leases. Total rental expense for the six months ended June 30, 2020 and 2019, was $21.6 million and $21.6 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $4.7 million and $4.9 million, respectively, for the six months ended June 30, 2020 and 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of June 30, 2020 or December 31, 2019.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.

The Company’s real estate leases include leased production and assembly facilities, warehouses and distribution centers, office space and to a lesser degree, employee housing. The terms and conditions of real estate leases can vary significantly from lease to lease. The Company has assessed the specific terms and conditions of each real estate lease to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within the Company’s control to exercise and reasonably certain of being exercised upon lease commencement. The Company assesses all relevant factors to determine if sufficient incentives exist as of lease commencement to conclude whether or not renewal is reasonably certain. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the real estate leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate for debt instruments with terms approximating the weighted-average term for its real estate leases to discount the future lease payments over the lease term to present value. The Company does incur variable lease payments for certain of its real estate leases, such as reimbursements of property taxes, maintenance and other operational costs to the lessor. In general, these variable lease payments are not captured as part of the lease liability or ROU asset, but rather are expensed as incurred.

The Company’s equipment leases include vehicles, material handling equipment, other machinery and equipment utilized in the Company’s production and assembly facilities, warehouses and distribution centers, laptops and other IT equipment, and other miscellaneous leased equipment. Most of the equipment leases are for terms ranging from two to five years, although terms and conditions can vary from lease to lease. The Company applies similar estimates and judgments to its equipment lease portfolio in determining the lease payments and lease term as it does to its real estate lease portfolio. There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by the equipment leases to which the Company is a party. In determining the lease liability, the Company utilizes its incremental borrowing rate for debt instruments with terms approximating the weighted-average term for its equipment leases to discount the future lease payments over the lease term to present value. The Company does not typically incur variable lease payments related to its equipment leases.

Amounts included within the Condensed and Consolidated Balance Sheet related to the Company’s ROU asset and lease liability were as follows:

		June 30, 2020			December 31, 2019
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$50.0	$23.1	$73.1	$57.5	$23.9	$81.4
Lease liability - current	Accrued expenses and other current liabilities	14.2	10.5	24.7	15.4	10.4	25.8
Lease liability - noncurrent	Other noncurrent liabilities	36.3	12.6	48.9	42.1	13.5	55.6

Other information:
Weighted-average remaining term (years)		6.6	2.6		6.5	2.8
Weighted-average discount rate		4.4%	3.6%		4.5%	3.8%
The following table summarizes additional information related to the Company’s leases for the six months ended June 30:

	2020			2019
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$9.7	$7.2	$16.9	$9.6	$7.1	$16.7
ROU assets obtained in exchange for new lease liabilities	1.5	6.8	8.3	7.0	6.2	13.2
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of June 30, 2020, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2020 and for each of the years thereafter as of June 30, 2020, are as follows:

In millions	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Real estate leases	$8.5	$14.5	$10.5	$6.3	$3.7	$15.5	$59.0
Equipment leases	6.0	9.3	5.7	2.2	0.9	0.1	24.2
Total	$14.5	$23.8	$16.2	$8.5	$4.6	$15.6	$83.2
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2020, is due to imputed interest of $9.6 million.

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
The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Service cost	$1.9	$1.5	$3.8	$3.0
Interest cost	2.5	2.8	4.9	5.7
Expected return on plan assets	(3.6)	(3.1)	(7.3)	(6.3)
Administrative costs and other	0.4	0.4	0.9	0.8
Net amortization of:
Prior service costs	—	0.1	0.1	0.2
Plan net actuarial losses	1.0	1.1	2.0	2.1
Net periodic pension benefit cost	$2.2	$2.8	$4.4	$5.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	1.7	2.2	3.4	4.4
Expected return on plan assets	(3.2)	(3.3)	(6.5)	(6.5)
Administrative costs and other	0.3	0.4	0.7	0.7
Net amortization of:
Prior service costs	—	—	—	0.1
Plan net actuarial losses	0.3	0.4	0.7	0.7
Net curtailment and settlement losses	—	1.4	—	1.4
Net periodic pension benefit (income) cost	$(0.4)	$1.5	$(0.7)	$1.6
The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The remaining components of Net periodic pension benefit cost (income) are recorded within Other (income) expense, net within the Condensed and Consolidated Statements of Comprehensive Income.

Employer contributions were not material during the six months ended June 30, 2020 and 2019. Contributions of approximately $10 million are expected during the remainder of 2020.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement ("OPEB") plan that provides for healthcare benefits, and in some instances, life insurance benefits, that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay-as-you-go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory. Net periodic postretirement benefit cost (income) is included within Other (income) expense, net within the Condensed and Consolidated Statements of Comprehensive Income.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at June 30, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$20.0	$—	$20.0
Derivative instruments	—	1.2	—	1.2
Total asset recurring fair value measurements	$—	$21.2	$—	$21.2
Liabilities:
Derivative instruments	$—	$2.0	$—	$2.0
Deferred compensation and other retirement plans	—	21.7	—	21.7
Total liability recurring fair value measurements	$—	$23.7	$—	$23.7
Financial instruments not carried at fair value
Total debt	$—	$1,504.0	$—	$1,504.0
Total financial instruments not carried at fair value	$—	$1,504.0	$—	$1,504.0
Assets and liabilities measured at fair value at December 31, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Derivative instruments	—	1.1	—	1.1
Total asset recurring fair value measurements	$—	$18.5	$—	$18.5
Liabilities:
Derivative instruments	$—	$1.5	$—	$1.5
Deferred compensation and other retirement plans	—	23.1	—	23.1
Total liability recurring fair value measurements	$—	$24.6	$—	$24.6
Financial instruments not carried at fair value
Total debt	$—	$1,474.0	$—	$1,474.0
Total financial instruments not carried at fair value	$—	$1,474.0	$—	$1,474.0
The Company determines the fair value of its financial assets and liabilities using the following methodologies:
•Investments – These instruments include equity mutual funds and corporate bond funds. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.
•Derivative instruments – These instruments include foreign currency contracts for non-functional currency balance sheet exposures, including both those that are designated as cash flow hedges and those that are not, as well as interest rate swap contracts related to the Company’s variable rate Term Facility. The fair value of the foreign currency contracts is determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the interest rate swap contracts is determined based on quoted prices for the Company’s swaps, which is not considered an active market.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company had investments in debt and equity securities without readily determinable fair values of $21.4 million and $18.1 million as of June 30, 2020 and December 31, 2019, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2020, are the same as those used at December 31, 2019.

NOTE 11 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2020, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2019	$760.4	$0.9	92.7	$—	$975.1	$(218.6)	$3.0
Cumulative effect of adoption of ASC 326 (see Note 2)	(2.2)	—	—	—	(2.2)	—	—
Net earnings	0.5	—	—	—	0.4	—	0.1
Other comprehensive loss, net	(33.4)	—	—	—	—	(32.8)	(0.6)
Share-based compensation activity	12.2	—	0.4	12.2	—	—	—
Dividends to ordinary shareholders ($0.32 per share)	(29.6)	—	—	—	(29.6)	—	—
Repurchase of ordinary shares	(94.1)	—	(0.9)	(12.2)	(81.9)	—	—
Balance at March 31, 2020	613.8	0.9	92.2	—	861.8	(251.4)	2.5
Net earnings	73.7	—	—	—	73.7	—	—
Other comprehensive income, net	20.6	—	—	—	—	20.4	0.2
Share-based compensation activity	1.6	—	—	1.6	—	—	—
Dividends to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Dividends to ordinary shareholders ($0.32 per share)	(29.5)	—	—	—	(29.5)	—	—
Balance at June 30, 2020	$680.0	$0.9	92.2	$1.6	$906.0	$(231.0)	$2.5

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
In February 2017, the Company’s Board of Directors approved a share repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company’s Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the six months ended June 30, 2020 and 2019, the Company paid $94.1 million and $133.6 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2020, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2019	$0.5	$(126.2)	$(92.9)	$(218.6)
Other comprehensive income (loss) before reclassifications	2.2	4.5	(19.1)	(12.4)
Amounts reclassified from accumulated other comprehensive loss(a)	(2.5)	2.7	—	0.2
Tax benefit (expense)	0.1	(0.3)	—	(0.2)
June 30, 2020	$0.3	$(119.3)	$(112.0)	$(231.0)

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2019, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2018	$6.1	$(123.2)	$(106.4)	$(223.5)
Other comprehensive (loss) income before reclassifications	(2.9)	0.5	(8.0)	(10.4)
Amounts reclassified from accumulated other comprehensive loss(a)	(3.3)	3.0	—	(0.3)
Tax benefit (expense)	1.6	(0.5)	—	1.1
June 30, 2019	$1.5	$(120.2)	$(114.4)	$(233.1)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(a)  Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and OPEB items are recorded in Other (income) expense, net.

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Stock options	$0.4	$0.4	$3.0	$2.8
RSUs	2.2	2.0	7.6	6.4
PSUs	(1.0)	1.8	0.4	3.4
Deferred compensation	2.2	0.5	0.2	2.2
Pre-tax expense	3.8	4.7	11.2	14.8
Tax benefit(a)	(1.0)	(0.6)	(1.4)	(1.8)
After-tax expense	$2.8	$4.1	$9.8	$13.0

(a)  Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $0.3 million during the three months ended June 30, 2019, and $4.0 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	161,600	$25.62	195,675	$19.58
RSUs	77,570	$126.19	115,137	$89.21
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
Expected volatility is based on the Company’s historic volatility for the prior six years. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2020, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

NOTE 13 - RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the three and six months ended June 30, 2020 and 2019, associated with restructuring activities were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Americas	$3.3	$0.9	$3.3	$1.3
EMEA	7.1	7.2	7.8	8.0
Asia Pacific	2.1	—	3.5	0.5
Corporate	1.9	—	1.9	—
Total	$14.4	$8.1	$16.5	$9.8

Cost of goods sold	$2.3	$6.0	$2.5	$6.4
Selling and administrative expenses	12.1	2.1	14.0	3.4
Total	$14.4	$8.1	$16.5	$9.8

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restructuring charges across all regions are primarily related to workforce reductions intended to optimize and simplify operations and cost structure. Restructuring charges in EMEA also included charges related to the prior year closure of the Company’s production facility in Turkey.

The changes in the restructuring reserve during the six months ended June 30, 2020, were as follows:

In millions	Total
December 31, 2019	$1.2
Additions, net of reversals	16.3
Cash payments	(10.2)
June 30, 2020	$7.3
The majority of the costs accrued as of June 30, 2020, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring charges of $0.3 million and $2.7 million, during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $4.1 million, during the six months ended June 30, 2020 and 2019, respectively, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The Company anticipates additional future restructuring charges related to certain of the restructuring actions initiated during the six months ended June 30, 2020, primarily across several businesses and functions intended to optimize and simplify the Company's non-U.S. operations and cost structure. The majority of these initiatives are expected to be completed during fiscal year 2020, with all initiatives expected to be completed by the end of fiscal year 2021. These future costs, including those anticipated to be classified as both qualified and non-qualified restructuring charges, are expected to approximate $30 to $35 million, of which, approximately $20 to $25 million is expected to be incurred during the remainder of fiscal year 2020 with the remainder expected to be incurred during fiscal year 2021. Future cash expenditures related to these initiatives are anticipated to be approximately $20 to $25 million.

NOTE 14 - OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Interest income	$(0.1)	$(0.4)	$(0.6)	$(0.7)
Foreign currency exchange (gain) loss	(0.1)	0.5	0.8	0.3
Loss from equity method investments	—	0.3	0.5	0.4
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.5)	0.9	(1.0)	1.8
Other	(3.7)	(0.6)	(0.1)	(2.2)
Other (income) expense, net	$(4.4)	$0.7	$(0.4)	$(0.4)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended June 30, 2020 and 2019, were 16.2% and 16.9%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions.

The effective income tax rates for the six months ended June 30, 2020 and 2019, were 25.7% and 16.4%, respectively. The increase in the effective tax rate compared to 2019 is primarily due to the unfavorable tax impact related to the goodwill and indefinite-lived trade name impairment charges, partially offset by the favorable benefit of excess share-based compensation deductions and the favorable mix of income earned in lower tax rate jurisdictions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Weighted-average number of basic shares	92.3	93.8	92.5	94.1
Shares issuable under incentive stock plans	0.4	0.7	0.5	0.7
Weighted-average number of diluted shares	92.7	94.5	93.0	94.8
At June 30, 2020, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer, and is the unit of account under ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company’s facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company’s best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company’s historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding expense of the warranty obligation is accrued as a liability (see Note 19).

The Company’s remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the six months ended June 30, 2020 and 2019, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and six months ended June 30, 2020 and 2019, respectively, disaggregated by business segment. Net revenues are shown by tangible

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended June 30, 2020				Six months ended June 30, 2020
In millions	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$444.3	$106.0	$32.6	$582.9	$956.4	$231.6	$63.5	$1,251.5
Services	—	5.0	1.6	6.6	—	9.3	3.4	12.7
Total Net revenues	$444.3	$111.0	$34.2	$589.5	$956.4	$240.9	$66.9	$1,264.2

	Three months ended June 30, 2019				Six months ended June 30, 2019
In millions	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$545.1	$137.1	$41.8	$724.0	$1,020.4	$275.8	$76.5	$1,372.7
Services	—	5.1	2.1	7.2	—	9.3	4.2	13.5
Total Net revenues	$545.1	$142.2	$43.9	$731.2	$1,020.4	$285.1	$80.7	$1,386.2
As of June 30, 2020, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

NOTE 18 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following three reportable segments based on industry and market focus: Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific. Results for the Company's India operations are now included within the Asia Pacific segment results, due to an operational change during the three months ended June 30, 2020. This change did not result, and is not expected to result, in a material impact to Segment results of operations for either the EMEA or Asia Pacific segment.

The Company largely evaluates performance based on Segment operating income (loss) and Segment operating margins. Segment operating income (loss) is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income (loss) represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income (loss) to arrive at a Segment operating income (loss) that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income (loss) as a percentage of the segment’s Net revenues.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Net revenues
Americas	$444.3	$545.1	$956.4	$1,020.4
EMEA	111.0	142.2	240.9	285.1
Asia Pacific	34.2	43.9	66.9	80.7
Total	$589.5	$731.2	$1,264.2	$1,386.2
Segment operating income (loss)
Americas	$120.8	$161.2	$267.4	$282.1
EMEA	(5.6)	1.6	(4.5)	12.4
Asia Pacific	(3.6)	1.3	(101.5)	(0.2)
Total	111.6	164.1	161.4	294.3
Reconciliation to Operating income
Unallocated corporate expense	(15.1)	(18.4)	(36.0)	(40.6)
Operating income	96.5	145.7	125.4	253.7
Reconciliation to earnings before income taxes
Interest expense	13.0	13.4	25.9	27.1
Other (income) expense, net	(4.4)	0.7	(0.4)	(0.4)
Earnings before income taxes	$87.9	$131.6	$99.9	$227.0

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

Environmental Matters

The Company is dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. The Company regularly evaluates its remediation programs and considers alternative remediation methods that are in addition to, or in replacement of, those currently utilized by the Company based upon enhanced technology and regulatory changes. Changes to the Company’s remediation programs may result in increased expenses and increased environmental reserves.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended June 30, 2020 and 2019, the Company incurred $0.3 million and $0.6 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. During the six months ended June 30, 2020 and 2019, the Company incurred $0.8 million and $1.0 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. As of June 30, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $18.3 million and $19.3 million, respectively. The total reserve at June 30, 2020 and December 31, 2019, included $3.9 million and $4.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company’s total current environmental reserve at June 30, 2020 and December 31, 2019, was $5.4 million and $6.2 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$15.9	$14.5
Reductions for payments	(3.3)	(4.4)
Accruals for warranties issued during the current period	3.9	5.7
Changes to accruals related to preexisting warranties	(0.2)	(0.2)
Currency translation	(0.1)	—
Balance at end of period	$16.2	$15.6
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

Overview

Organization

Allegion plc ("Allegion," "the Company", "we," "our," or "us") is a leading global provider of security products and solutions operating in three geographic regions: Americas, EMEA and Asia Pacific. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential markets worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments

COVID-19 pandemic

In March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to COVID-19. The impacts of the COVID-19 pandemic have negatively affected the global economy, disrupted supply chains and created significant volatility and disruption in financial markets. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide, including all major geographic markets that we serve. As part of the efforts to contain the spread of COVID-19, federal, state and local governments have imposed various restrictions on the conduct of business and travel, such as stay-at-home orders and quarantines. These measures, as well as changes in employee health and safety concerns and consumer spending patterns, trends and preferences, have led to widespread business closures and lower demand. In addition, changes in commercial real estate occupancy, constraints on government and institutional budgets and the uncertain business climate have led to declines and delays in new construction activity, including in many of the commercial and institutional construction markets we serve.

As the pandemic and resulting economic challenges have adversely impacted and will likely continue to adversely impact Allegion, we continue to closely monitor their effects on all aspects of our business and the markets in which we operate. While the events surrounding the pandemic continued to unfold during the first and second quarters of 2020, Allegion’s primary focus was, and continues to be, the health and safety of employees, our business continuity plan, evolving customer needs and the well-being of the many communities around the world in which we operate.

Further, in order to continue our operations, as permitted by respective federal, state and local governments, Allegion has adopted numerous health and safety measures in accordance with best-practice safe hygiene guidelines issued by recognized health experts like the U.S. Centers for Disease Control and Prevention ("CDC"), the European Centre for Disease Prevention and Control ("ECDC") and the WHO, as well as any applicable government mandates, in order to protect our employees, customers, suppliers and other business partners. These health and safety measures include, but are not limited to:

•Work-from-home arrangements for employees, where possible;
•Continuous safe hygiene education in accordance with evolving guidelines;
•Daily and weekly communication updates to leadership and team members;
•Aggressive and regular deep cleaning and disinfecting schedules;
•Social distancing measures, such as signage and physical barriers or reconfigurations of work spaces;
•Reduced density measures, such as staggering work shifts and breaks;
•Mask use requirements and expectations at our facilities;
•Temperature and health screenings prior to entering facilities;
•Increased supplies available for employees, like masks, cleaning solutions, hand sanitizers, thermometers and gloves; and
•Temporary travel and in-person meeting restrictions

Periodically during the pandemic, Allegion did experience temporary production shut-downs due either to government mandate or to help ensure employee safety, most notably in Italy and the Baja region of Mexico. However, the vast majority of our manufacturing facilities have remained open and operational throughout the pandemic, in part due to the above noted measures and because many of our global operations have been deemed essential businesses. All of our facilities are operational as of June 30, 2020, and we remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so. We will also continue to serve our customers when needed through our channel partners or inventory on hand. Allegion currently expects that our global manufacturing facilities will remain operational throughout the remainder of 2020; however, such expectation is dependent upon future governmental actions, demand for our products, the stability of our global supply chain and our ability to continue to operate in a safe manner. To the extent any additional temporary closures or adjustments to production are necessary, such measures will be implemented in a way that allows us to resume operations in an efficient and safe manner, while also minimizing disruption to customers and our overall business, including prudent measures to mitigate, to the extent possible, any financial impacts. While the temporary closures we experienced during the first six months of 2020 have had a negative impact on our business, any additional local orders or decrees resulting in new or extended temporary shut-downs will drive further unfavorable impacts to our operations, ability to serve our customers and potentially our financial position and liquidity.

In response to the pandemic, its resulting negative economic impacts and softer markets, we have implemented a business continuity plan with actions to address these negative impacts to our business, including a temporary freeze on non-critical hiring, non-essential travel and share repurchases; actions to reduce our temporary and permanent workforce; reductions to discretionary spending; elimination of non-essential investments; and, re-prioritization of capital expenditures. We continue to monitor, evaluate and manage our operating plans, including our inventory levels and supply of materials around the world, and we will continue to closely monitor the impact of COVID-19 on our business, employees, customers, suppliers, distribution channels and other business partners. The pandemic will likely continue to impact Allegion in numerous and evolving ways that we may not be able to accurately predict; however, we believe that our actions taken to date, our financial flexibility and certain potential measures within our control will allow us to maintain a sound financial position, as well as provide for adequate resources to fund our on-going operating and financing needs.

The Company has updated its Risk Factors in Part II, Item 1A, in light of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows.

Impairment of Goodwill and Indefinite-lived Trade Names

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we performed interim impairment tests on the goodwill balances for our EMEA and Asia Pacific reporting units, as well as on certain indefinite-lived trade name assets in these two regions, during the first quarter of 2020. As discussed in Notes 4 and 5 to the Condensed and Consolidated Financial Statements, the results of these interim impairment tests indicated that the estimated fair value of the Asia Pacific reporting unit, as well as three indefinite-lived trade names in the EMEA and Asia Pacific segments, were impaired. Consequently, goodwill and indefinite-lived trade name impairment charges totaling $96.3 million were recorded during the first quarter. While no further triggering events were identified by management as of June 30, 2020, if the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

2020 Dividends

During the six months ended June 30, 2020, we paid dividends of $0.64 per ordinary share to shareholders.

Share repurchases

During the six months ended June 30, 2020, we repurchased approximately 0.9 million shares for approximately $94.1 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2020	% of revenues	2019	% of revenues
Net revenues	$589.5		$731.2
Cost of goods sold	342.9	58.2%	410.5	56.1%
Selling and administrative expenses	150.1	25.5%	175.0	23.9%
Operating income	96.5	16.4%	145.7	19.9%
Interest expense	13.0		13.4
Other (income) expense, net	(4.4)		0.7
Earnings before income taxes	87.9		131.6
Provision for income taxes	14.2		22.2
Net earnings	73.7		109.4
Less: Net earnings attributable to noncontrolling interests	—		0.1
Net earnings attributable to Allegion plc	$73.7		$109.3

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$0.80		$1.16
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended June 30, 2020, decreased by 19.4%, or $141.7 million, compared with the same period in 2019, due to the following:

Pricing	0.6%
Volume	(19.1)%
Divestitures	(0.3)%
Currency exchange rates	(0.6)%
Total	(19.4)%
The decrease in Net revenues was principally driven by lower volumes across all regions primarily due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses in 2019. These decreases were slightly offset by improved pricing.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended June 30, 2020, decreased $49.2 million compared to the same period in 2019. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended June 30, 2020, decreased to 16.4% from 19.9% for the same period in 2019, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2019	$145.7	19.9%
Pricing and productivity in excess of inflation	21.6	2.9%
Volume / product mix	(70.8)	(7.1)%
Restructuring / acquisition expenses	(3.1)	(0.3)%
Currency exchange rates	1.7	0.5%
Investment spending	1.1	0.3%
Divestitures	0.3	0.2%
June 30, 2020	$96.5	16.4%
The decreases were primarily due to unfavorable volume/product mix, as well as increased restructuring and acquisition expenses. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements, decreased investment spending and the impact of the divestitures of our Colombia and Turkey businesses during the prior year.
Pricing and productivity in excess of inflation includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared by the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or significant improvements for strategic initiatives and new product development, are captured in Investment spending in the table above. As a result of the ongoing COVID-19 pandemic, certain of our facilities experienced productivity challenges during the second quarter due to temporary closures and lower volume and demand; however, these productivity decreases were more than offset by the benefits of certain non-U.S. government incentives, reductions in both variable and share-based compensation and reductions or delays of other business spending.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended June 30, 2020, decreased $0.4 million compared with the same period in 2019, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended June 30, 2020 and 2019, were as follows:

In millions	2020	2019
Interest income	$(0.1)	$(0.4)
Foreign currency exchange (gain) loss	(0.1)	0.5
Loss from equity method investments	—	0.3
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.5)	0.9
Other	(3.7)	(0.6)
Other (income) expense, net	$(4.4)	$0.7

For the three months ended June 30, 2020, Other (income) expense, net was favorable $5.1 million compared with the same period in 2019, primarily due to higher unrealized investment gains, which are reflected in Other in the table above, as well as favorable Net periodic pension and postretirement benefit (income) cost, less service cost.

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2020 and 2019, were 16.2% and 16.9%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions.

Results of Operations - Six months ended June 30

In millions, except per share amounts	2020	% of revenues	2019	% of revenues
Net revenues	$1,264.2		$1,386.2
Cost of goods sold	724.5	57.3%	788.6	56.9%
Selling and administrative expenses	318.0	25.2%	343.9	24.8%
Goodwill impairment charge	96.3	7.6%	—	—%
Operating income	125.4	9.9%	253.7	18.3%
Interest expense	25.9		27.1
Other income, net	(0.4)		(0.4)
Earnings before income taxes	99.9		227.0
Provision for income taxes	25.7		37.3
Net earnings	74.2		189.7
Less: Net earnings attributable to noncontrolling interests	0.1		0.2
Net earnings attributable to Allegion plc	$74.1		$189.5

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	0.80		2.00

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the six months ended June 30, 2020, decreased by 8.8%, or $122.0 million, compared with the same period in 2019, due to the following:

Pricing	0.9%
Volume	(8.6)%
Divestitures	(0.3)%
Currency exchange rates	(0.8)%
Total	(8.8)%
The decrease in Net revenues was principally driven by lower volumes across all regions primarily due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses in 2019. These decreases were slightly offset by improved pricing.
Operating Income/Margin

Operating income for the six months ended June 30, 2020, decreased $128.3 million compared to the same period in 2019, and Operating margin for the six months ended June 30, 2020, decreased to 9.9% from 18.3% for the same period in 2019 due to the following:

In millions	Operating Income	Operating Margin
June 30, 2019	$253.7	18.3%
Pricing and productivity in excess of inflation	35.1	2.4%
Volume / product mix	(66.1)	(3.5)%
Restructuring / acquisition expenses	(2.0)	(0.2)%
Currency exchange rates	1.4	0.2%
Investment spending	(0.9)	(0.1)%
Divestitures	0.5	0.1%
Impairment of goodwill and trade names	(96.3)	(7.3)%
June 30, 2020	$125.4	9.9%

These decreases were primarily due to the goodwill and indefinite-lived trade name impairment charges discussed above and unfavorable volume/product mix, and to a lesser extent due to increased restructuring and acquisition expenses and investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses during the prior year. As a result of the ongoing COVID-19 pandemic, certain of our facilities experienced productivity challenges, particularly during the second quarter, due to temporary closures and lower volume and demand; however, these productivity decreases were more than offset by the benefits of certain non-U.S. government incentives, reductions in both variable and share-based compensation and reductions or delays of other business spending.
Interest Expense
Interest expense for the six months ended June 30, 2020, decreased $1.2 million compared with the same period in 2019, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2020 and 2019, were as follows:

In millions	2020	2019
Interest income	$(0.6)	$(0.7)
Foreign currency exchange loss	0.8	0.3
Loss from equity method investments	0.5	0.4
Net periodic pension and postretirement benefit (income) cost, less service cost	(1.0)	1.8
Other	(0.1)	(2.2)
Other income, net	$(0.4)	$(0.4)

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2020 and 2019, were 25.7% and 16.4%, respectively. The increase in the effective tax rate compared to 2019 is primarily due to the unfavorable tax impact related to the goodwill and indefinite-lived trade name impairment charges, partially offset by the favorable benefit of excess share-based compensation deductions and the favorable mix of income earned in lower tax rate jurisdictions.

Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEA and Asia Pacific. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.

Segment operating income (loss) is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe that Segment operating income (loss) represents the most relevant measure of Segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income (loss) that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income (loss) as a percentage of the segment’s Net revenues.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and six months ended June 30

	Three months ended			Six months ended
In millions	2020	2019	% Change	2020	2019	% Change
Net revenues
Americas	$444.3	$545.1	(18.5)%	$956.4	$1,020.4	(6.3)%
EMEA	111.0	142.2	(21.9)%	240.9	285.1	(15.5)%
Asia Pacific	34.2	43.9	(22.1)%	66.9	80.7	(17.1)%
Total	$589.5	$731.2		$1,264.2	$1,386.2

Segment operating income (loss)
Americas	$120.8	$161.2	(25.1)%	$267.4	$282.1	(5.2)%
EMEA	(5.6)	1.6	(450.0)%	(4.5)	12.4	(136.3)%
Asia Pacific	(3.6)	1.3	(376.9)%	(101.5)	(0.2)	N/M
Total	$111.6	$164.1		$161.4	$294.3

Segment operating margin
Americas	27.2%	29.6%		28.0%	27.6%
EMEA	(5.0)%	1.1%		(1.9)%	4.3%
Asia Pacific	(10.5)%	3.0%		(151.7)%	(0.2)%
"N/M" = not meaningful
Americas
Our Americas segment is a leading provider of security products and solutions in approximately 30 countries throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems to end-users in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Steelcraft, Technical Glass Products ("TGP") and Von Duprin.

Net Revenues
Net revenues for the three months ended June 30, 2020, decreased by 18.5%, or $100.8 million, compared to the same period in 2019, due to the following:

Pricing	0.7%
Volume	(18.8)%
Divestitures	(0.3)%
Currency exchange rates	(0.1)%
Total	(18.5)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to the impact of the divestiture of our Colombia business in 2019 and foreign currency exchange rate movements. These decreases were slightly offset by improved pricing. Net revenues from non-residential products for the three months ended June 30, 2020, decreased mid-teens compared to the same period in the prior year, primarily driven by lower volumes. Net revenues from residential products for the three months ended June 30, 2020, decreased mid-twenties compared to the same period in the prior year, also primarily driven by lower volumes.
Further, as end-users have continued to adopt newer technologies in their facilities and homes, accelerated by the increasing adoption of the Internet of Things ("IoT"), growth in electronic security products and solutions has become an increased metric monitored by management and of focus to our investors. For the three months ended June 30, 2020, Net revenues from the sale of electronic products in the Americas segment decreased low twenties compared to the same period in the prior year, primarily driven by lower volumes. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.

Net revenues for the six months ended June 30, 2020, decreased by 6.3%, or $64.0 million, compared to the same period in 2019, due to the following:

Pricing	1.1%
Volume	(6.9)%
Divestitures	(0.4)%
Currency exchange rates	(0.1)%
Total	(6.3)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic, particularly during the three months ended June 30, 2020. Additional decreases were due to the impact of the divestiture of our Colombia business in 2019 and foreign currency exchange rate movements. These decreases were partially offset by improved pricing. Net revenues from non-residential products for the six months ended June 30, 2020, decreased mid-single digits compared to the same period in the prior year, primarily driven by lower volumes. Net revenues from residential products for the six months ended June 30, 2020, decreased high single digits compared to the same period in the prior year, also primarily driven by lower volumes. For the six months ended June 30, 2020, Net revenues from the sale of electronic products in the Americas segment decreased high single digits compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2020, decreased $40.4 million compared to the same period in 2019, and Segment operating margin for the three months ended June 30, 2020, decreased to 27.2% from 29.6%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2019	$161.2	29.6%
Pricing and productivity in excess of inflation	9.4	1.5%
Volume / product mix	(50.3)	(4.4)%
Currency exchange rates	2.1	0.5%
Investment spending	0.1	0.1%
Divestitures	0.3	0.2%
Restructuring / acquisition expenses	(2.0)	(0.3)%
June 30, 2020	$120.8	27.2%
The decreases were primarily due to unfavorable volume/product mix, as well as increased restructuring and acquisition expenses. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements, decreased investment spending and the impact of the divestiture of our Colombia business in 2019. As a result of the ongoing COVID-19 pandemic, certain of our facilities in the Americas experienced productivity challenges due to temporary closures and lower volume and demand; however, these productivity decreases were more than offset by reductions in variable compensation and reductions or delays of other business spending.

Segment operating income for the six months ended June 30, 2020, decreased $14.7 million compared to the same period in 2019, and Segment operating margin for the six months ended June 30, 2020, increased to 28.0% from 27.6%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2019	$282.1	27.6%
Pricing and productivity in excess of inflation	21.1	1.8%
Volume / product mix	(37.2)	(1.8)%
Currency exchange rates	2.4	0.3%
Investment spending	(1.8)	(0.2)%
Divestitures	0.6	0.2%
Restructuring / acquisition expenses	0.2	0.1%
June 30, 2020	$267.4	28.0%

Segment operating income decreased primarily due to unfavorable volume/product mix, as well as increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements, the impact of the divestiture of our Colombia business in 2019 and year-over-year decreases in restructuring and acquisition expenses. As a result of the ongoing COVID-19 pandemic, certain of our facilities in the Americas experienced productivity challenges due to temporary closures and lower volume and demand, particularly during the second quarter; however, these productivity decreases were more than offset by reductions in variable compensation and reductions or delays of other business spending.

Segment operating margin increased primarily due to pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements, the impact of the divestiture of our Colombia business in 2019 and year-over-year decreases in restructuring and acquisition expenses. These increases were partially offset by unfavorable volume/product mix and increased investment spending.

EMEA

Our EMEA segment provides security products, services and solutions in approximately 85 countries throughout Europe, the Middle East and Africa. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, Briton, CISA, Interflex and SimonsVoss. This segment also resells LCN, Schlage and Von Duprin products, primarily in the Middle East.

Net Revenues

Net revenues for the three months ended June 30, 2020, decreased by 21.9%, or $31.2 million, compared to the same period in 2019, due to the following:

Pricing	0.8%
Volume	(21.2)%
Divestitures	(0.2)%
Currency exchange rates	(1.3)%
Total	(21.9)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to unfavorable foreign currency exchange rate movements and the divestiture of our Turkey business in the prior year. These decreases were slightly offset by improved pricing.

Net revenues for the six months ended June 30, 2020, decreased by 15.5%, or $44.2 million, compared to the same period in 2019, due to the following:

Pricing	0.7%
Volume	(14.0)%
Divestitures	(0.3)%
Currency exchange rates	(1.9)%
Total	(15.5)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to unfavorable foreign currency exchange rate movements and the divestiture of our Turkey business in the prior year. These decreases were slightly offset by improved pricing.

Operating income (loss)/margin

Segment operating income (loss) for the three months ended June 30, 2020, was unfavorable $7.2 million compared to the same period in 2019, and Segment operating margin for the three months ended June 30, 2020, decreased to (5.0)% from 1.1%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
June 30, 2019	$1.6	1.1%
Pricing and productivity in excess of inflation	6.3	4.4%
Volume / product mix	(16.7)	(13.6)%
Currency exchange rates	(0.2)	(0.1)%
Investment spending	0.8	0.7%
Restructuring expenses	2.6	2.5%
June 30, 2020	$(5.6)	(5.0)%
The decreases were primarily due to unfavorable volume/product mix, as well as unfavorable foreign currency exchange rate movements. These were partially offset by pricing improvements and productivity in excess of inflation, year-over-year decreases in restructuring expenses and decreased investment spending. As a result of the ongoing COVID-19 pandemic, certain of our facilities in EMEA experienced productivity challenges due to temporary closures and lower volume and demand, particularly in Italy; however, this was more than offset by the benefits of certain government incentives and reductions in variable compensation and other business spending.
Segment operating income (loss) for the six months ended June 30, 2020, was unfavorable $16.9 million compared to the same period in 2019, and Segment operating margin for the six months ended June 30, 2020, decreased to (1.9)% from 4.3%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
June 30, 2019	$12.4	4.3%
Pricing and productivity in excess of inflation	5.4	1.8%
Volume / product mix	(23.7)	(8.9)%
Currency exchange rates	(0.7)	(0.1)%
Investment spending	0.8	0.4%
Divestitures	(0.1)	—%
Restructuring / acquisition expenses	2.9	1.1%
Impairment of indefinite-lived trade name	(1.5)	(0.5)%
June 30, 2020	$(4.5)	(1.9)%
Segment operating income (loss) decreased primarily due to unfavorable volume/product mix, as well as unfavorable foreign currency exchange rate movements, the impact of the divestiture of our Turkey business in 2019 and an impairment of an indefinite-lived trade name. These decreases were partially offset by pricing improvements and productivity in excess of inflation, decreased investment spending and year-over-year decreases in restructuring and acquisition expenses. As a result of the ongoing COVID-19 pandemic, certain of our facilities in EMEA experienced productivity challenges due to temporary closures and lower volume and demand, particularly in Italy; however, this was more than offset by the benefits of certain government incentives and reductions in variable compensation and other business spending.
Segment operating margin decreased primarily due to unfavorable volume/product mix, as well as unfavorable foreign currency exchange rate movements and an impairment of an indefinite-lived trade name. These decreases were partially offset by pricing improvements and productivity in excess of inflation, decreased investment spending and year-over-year decreases in restructuring and acquisition expenses.
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

Net Revenues

Net revenues for the three months ended June 30, 2020, decreased by 22.1%, or $9.7 million, compared to the same period in 2019, due to the following:

Pricing	(1.1)%
Volume	(16.9)%
Currency exchange rates	(4.1)%
Total	(22.1)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic and weakness in the China residential and Australian markets, as well as unfavorable foreign currency exchange rate movements and lower pricing.

Net revenues for the six months ended June 30, 2020, decreased by 17.1%, or $13.8 million, compared to the same period in 2019, due to the following:

Pricing	(0.7)%
Volume	(11.3)%
Currency exchange rates	(5.1)%
Total	(17.1)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic and weakness in the China residential and Australian markets, as well as unfavorable foreign currency exchange rate movements and lower pricing.

Operating income (loss)/margin

Segment operating income (loss) for the three months ended June 30, 2020, was unfavorable $4.9 million compared to the same period in 2019, and Segment operating margin for the three months ended June 30, 2020, decreased to (10.5)% from 3.0%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
June 30, 2019	$1.3	3.0%
Pricing and productivity in excess of inflation	0.5	1.2%
Volume / product mix	(3.7)	(10.1)%
Currency exchange rates	(0.2)	(0.4)%
Investment spending	0.3	0.8%
Restructuring / acquisition expenses	(1.8)	(5.0)%
June 30, 2020	$(3.6)	(10.5)%

The decreases were primarily due to unfavorable volume/product mix, as well as increased restructuring and acquisition expenses and unfavorable foreign currency exchange rate movements. These were partially offset by productivity improvements in excess of lower pricing and inflation and decreased investment spending. Pricing and productivity in excess of inflation includes a combination of government incentives and reductions in variable compensation and other business spending in response to the COVID-19 pandemic, as well as a $1.8 million charge related to a product quality dispute.
Segment operating loss for the six months ended June 30, 2020, increased $101.3 million compared to the same period in 2019, and Segment operating margin for the six months ended June 30, 2020, decreased to (151.7)% from (0.2)%, due to the following:

In millions	Operating Loss	Operating Margin
June 30, 2019	$(0.2)	(0.2)%
Pricing and productivity in excess of inflation	1.2	1.5%
Volume / product mix	(5.2)	(7.1)%
Currency exchange rates	(0.4)	(0.5)%
Investment spending	0.4	0.5%
Restructuring / acquisition expenses	(2.5)	(3.1)%
Impairment of goodwill and indefinite-lived trade names	(94.8)	(142.8)%
June 30, 2020	$(101.5)	(151.7)%
The increased Segment operating loss and lower Segment operating margin were primarily due to an $88.1 million goodwill impairment charge for the Asia Pacific reporting unit and indefinite-lived trade name impairment charges of $6.7 million in the first quarter of 2020. Additional factors contributing to the increased Segment operating loss and lower Segment operating margin include unfavorable volume/product mix, increased restructuring and acquisition expenses and unfavorable foreign currency exchange rate movements. These factors were partially offset by productivity improvements in excess of lower pricing and inflation and decreased investment spending. Pricing and productivity in excess of inflation includes a combination of government incentives and reductions in variable compensation and other business spending in response to the COVID-19 pandemic, as well as a $1.8 million charge related to a product quality dispute.

Liquidity and Capital Resources

Sources and uses of liquidity

Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements and is expected to be adequate to service any future debt, pay any declared dividends and potentially fund acquisitions and share repurchases. Our ability to fund these capital needs depends on our ongoing ability to generate cash provided by operating activities and to access our borrowing facilities (including unused availability under our Revolving Facility) and capital markets.

As discussed above, we continue to closely monitor developments regarding the COVID-19 pandemic, including the resulting uncertainties around customer demand, supply chain disruption, the availability and cost of materials, customer and supplier financial condition, levels of liquidity and our ongoing compliance with debt covenants. While the COVID-19 pandemic and the resulting global economic slowdown has negatively impacted our business and results of operations, we have no required principal payments on our long-term debt until September 2022, maintain cash and cash equivalents of $302.4 million and have unused availability of $483.7 million under our Revolving Facility as of June 30, 2020. Further, our business operates with low capital intensity, providing flexibility during this time of continued uncertainty. We believe that our actions taken to date, future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within the Company’s control to maintain a sound financial position and liquidity, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by operating activities	$128.0	$107.0
Net cash used in investing activities	(30.6)	(36.2)
Net cash used in financing activities	(149.2)	(200.6)
Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020, increased $21.0 million compared to the same period in 2019, primarily driven by improvements in working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020, decreased $5.6 million compared to the same period in 2019, primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020, decreased $51.4 million compared to the same period in 2019. This decrease was primarily due to a $39.5 million decrease in cash used to repurchase shares due to our temporary freeze on share repurchases in response to the COVID-19 pandemic. Additionally, cash used for debt repayments also decreased due to satisfying our obligation to make quarterly installments on our Term Facility up to the maturity date, as further discussed below.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	1.3	0.7
Total borrowings outstanding	1,440.1	1,439.5
Less discounts and debt issuance costs, net	(10.8)	(11.8)
Total debt	1,429.3	1,427.7
Less current portion of long-term debt	0.8	0.1
Total long-term debt	$1,428.5	$1,427.6
As of June 30, 2020, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at June 30, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

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

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2020, there were no borrowings outstanding on the Revolving Facility, and we had $16.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. To manage our exposure to fluctuations in LIBOR rates, we have interest rate swaps to fix the interest rate for $200.0 million of the outstanding borrowings, which expire in September 2020. The weighted-average interest rate for borrowings was 2.41% under the Credit Facilities (including the effect of interest rate swaps) at June 30, 2020.

The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2020, we were in compliance with all covenants.

As of June 30, 2020, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024, $400.0 million outstanding of 3.550% Senior Notes due 2027 and $400.0 million outstanding of 3.500% Senior Notes due 2029 (collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2020, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

Guarantor Financial Information

In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. We adopted these amendments on March 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been moved outside the Notes to Condensed and Consolidated Financial Statements and is provided below.

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

The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Parent and ranks equally with all of Allegion plc’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent, are guaranteed by Allegion US Hold Co and rank equally with all of Allegion plc’s existing and future senior unsecured indebtedness.

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

For further details, terms and conditions of the Senior Notes refer to the Company’s Form 8-K filed October 2, 2017 and Form 8-K filed September 27, 2019.

The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for each issuer and guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Selected Condensed Statement of Comprehensive Income Information

	Six months ended June 30, 2020		Year ended December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(3.4)	—	(6.5)	(0.3)
Equity earnings in affiliates, net of tax	96.3	113.4	448.3	281.9
Transactions with related parties and subsidiaries(a)	(7.2)	(52.9)	(9.5)	(106.4)
Net earnings	74.1	63.1	401.8	182.7
Net earnings attributable to the entity	74.1	63.1	401.8	182.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	June 30, 2020		December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$1,400.0	$—	$1,408.6
Total current assets	4.2	1,417.8	6.1	1,443.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	30.2	416.6	30.2	416.6
Total noncurrent assets	1,823.8	473.2	1,825.5	456.0
Current liabilities:
Amounts due to related parties and subsidiaries	$13.6	$2,828.9	$1.6	$2,672.4
Total current liabilities	20.3	2,836.2	8.1	2,679.1
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	513.6	198.1	364.6	287.3
Total noncurrent liabilities	1,150.3	998.3	1,000.5	1,087.8

Pension Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan’s allocation to fixed income assets increases as the funded status increases. We monitor plan funded status, asset allocation and the impact of market conditions on our defined benefit plans regularly in addition to investment manager performance. For further details on pension plan activity, see Note 9 to the Condensed and Consolidated Financial Statements.

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

Management believes there have been no significant changes during the six months ended June 30, 2020, to the items that we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the valuation technique we utilized to perform our interim goodwill impairment tests as of March 31, 2020, as disclosed in Note 4 to the Condensed and Consolidated Financial Statements. As discussed in our critical accounting policies section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, during our annual goodwill test, reporting unit fair values are estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Our interim impairment tests, though, relied solely on the discounted cash flow model (income approach).

Our market approach requires the determination of an appropriate peer group and reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the selected peer group companies and the subject reporting units. Enterprise values are then estimated by multiplying historical and anticipated financial metrics of the reporting units by multiples derived from an analysis of peer companies. Given the high degree of economic uncertainty due to the COVID-19 pandemic, management believed that historical performance was temporarily not a reliable indicator of market valuations as of March 31, 2020, as evidenced by the significant decline in global financial markets in the weeks preceding this date. Additionally, given the significant uncertainty and variation among peer companies in terms of projected results in light of the COVID-19 pandemic, as well as many peer companies withdrawing financial outlooks, management did not believe that anticipated financial metrics of our peer companies provided a reasonable basis for estimating the fair value of our reporting units, either. Due to these reasons, it was determined that a discounted cash flow model (income approach) alone, provided the best approximation of fair value of the EMEA and Asia Pacific reporting units as of March 31, 2020.

The results of our interim impairment tests indicated that the estimated fair value of the EMEA reporting unit exceeded its carrying value as of March 31, 2020, by approximately 9%; however, the estimated fair value of the Asia Pacific reporting unit was less than its carrying value, and as such, a goodwill impairment charge was recorded. The interim goodwill impairment tests took into consideration management’s best estimates of the COVID-19 pandemic’s disruption to its businesses, end market conditions and recovery timelines. While no further triggering events were identified by management as of June 30, 2020, if the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the second quarter of 2020. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the various effects noted in the above risk factor regarding global health crises and elsewhere within the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2019, the COVID-19 outbreak, which was declared by the World Health Organization as a pandemic in March 2020, and preventative measures taken to contain or mitigate this pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in various regions around the world and disruption in the global supply chain and business operations. Actions taken to help limit the spread of COVID-19, such as general public health decrees or other government mandates to restrict business activities and travel, avoid large gatherings or to self-quarantine, have impacted and will likely continue to impact our ability to carry out business as usual, including the temporary suspension of some of our operations, shortages in materials, reduction in customer demand, costs associated with operational changes and an extended period of remote work arrangements for some of our employees which could increase cybersecurity risks and other operational risks. Conversely, as governments ease their restrictions and social interactions increase prior to the development and distribution of an effective vaccine or treatments for COVID-19, preventative and precautionary measures may not be sufficient to mitigate the risk of increased infection and could result in increased illness among our employees, business partners and others, and lead to further business interruption. The global economic uncertainty due to this pandemic has also negatively impacted and may continue to adversely affect our results of operations and financials. Further, our management is focused on mitigating the impacts of COVID-19 which has required, and will continue to require, a large investment of time and resources, which may divert attention and resources from other business matters.

Despite our efforts to manage and mitigate these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, a significant number of our customers, suppliers, vendors and other business partners have been adversely affected by the COVID-19 pandemic and while we cannot predict the impact that this pandemic will continue to have on our customers, suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this pandemic on our business is highly uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, customer demand, supply chain, cash flow generation, financial position and liquidity, and may also exacerbate other risks discussed in our Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
April 1 - April 30	—	—	—	728,890
May 1 - May 31	—	—	—	728,890
June 1 - June 30	—	—	—	728,890
Total	—	$—	—	$728,890
In February 2017, our Board of Directors approved a stock repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, our Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. The 2020 Share Repurchase Authorization does not have a prescribed expiration date. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 23, 2020	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 23, 2020	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer