Form 10-Q
period 2020-09-30
Allegion plc
filed 2020-10-22
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 19, 2020 was 92,039,015.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net revenues	$728.4	$748.3	$1,992.6	$2,134.5
Cost of goods sold	409.2	412.8	1,133.7	1,201.4
Selling and administrative expenses	156.2	167.4	474.2	511.3
Impairment of goodwill and intangible assets	2.6	—	98.9	—
Operating income	160.4	168.1	285.8	421.8
Interest expense	12.9	15.6	38.8	42.7
Other (income) expense, net	(12.2)	2.0	(12.6)	1.6
Earnings before income taxes	159.7	150.5	259.6	377.5
Provision for income taxes	12.8	18.8	38.5	56.1
Net earnings	146.9	131.7	221.1	321.4
Less: Net earnings attributable to noncontrolling interests	—	0.1	0.1	0.3
Net earnings attributable to Allegion plc	$146.9	$131.6	$221.0	$321.1
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.59	$1.41	$2.39	$3.42
Diluted net earnings	$1.58	$1.40	$2.38	$3.40
Weighted-average shares outstanding
Basic	92.3	93.3	92.4	93.8
Diluted	92.7	94.0	92.9	94.5

Total comprehensive income	$171.4	$90.8	$232.8	$270.9
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.9)	—	(0.7)
Total comprehensive income attributable to Allegion plc	$171.1	$91.7	$232.8	$271.6
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$428.9	$355.3
Restricted cash	1.9	3.4
Accounts and notes receivable, net	350.9	329.8
Inventories	289.6	269.9
Other current assets	49.7	43.4
Total current assets	1,121.0	1,001.8
Property, plant and equipment, net	293.7	291.4
Goodwill	790.1	873.3
Intangible assets, net	494.3	510.9
Other noncurrent assets	328.6	289.8
Total assets	$3,027.7	$2,967.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191.1	$221.0
Accrued expenses and other current liabilities	297.8	285.9
Short-term borrowings and current maturities of long-term debt	0.2	0.1
Total current liabilities	489.1	507.0
Long-term debt	1,428.9	1,427.6
Other noncurrent liabilities	282.6	272.2
Total liabilities	2,200.6	2,206.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (92,250,392 and 92,723,682 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	0.9	0.9
Capital in excess of par value	6.8	—
Retained earnings	1,023.4	975.1
Accumulated other comprehensive loss	(206.8)	(218.6)
Total Allegion plc shareholders’ equity	824.3	757.4
Noncontrolling interests	2.8	3.0
Total equity	827.1	760.4
Total liabilities and equity	$3,027.7	$2,967.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2020	2019
Cash flows from operating activities:
Net earnings	$221.1	$321.4
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	60.3	62.6
Impairment of goodwill and intangible assets	98.9	—
Changes in assets and liabilities and other non-cash items	(90.9)	(104.6)
Net cash provided by operating activities	289.4	279.4
Cash flows from investing activities:
Capital expenditures	(33.3)	(49.4)
Acquisition of and equity investments in businesses, net of cash acquired	—	(4.6)
Other investing activities, net	(6.0)	(2.0)
Net cash used in investing activities	(39.3)	(56.0)
Cash flows from financing activities:
Short-term repayments, net	—	(0.3)
Proceeds from issuance of senior notes	—	400.0
Payments of other long-term debt	(0.1)	(417.7)
Debt repayments, net	(0.1)	(18.0)
Debt issuance costs	—	(3.0)
Dividends paid to ordinary shareholders	(88.3)	(75.5)
Repurchase of ordinary shares	(94.1)	(179.7)
Other financing activities, net	3.2	1.8
Net cash used in financing activities	(179.3)	(274.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.3	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	72.1	(54.3)
Cash, cash equivalents and restricted cash - beginning of period	358.7	290.6
Cash, cash equivalents and restricted cash - end of period	$430.8	$236.3
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	September 30, 2020	December 31, 2019
Raw materials	$131.2	$116.8
Work-in-process	38.2	33.1
Finished goods	120.2	120.0
Total	$289.6	$269.9

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020, were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
December 31, 2019 (gross)	$485.0	$764.1	$109.7	$1,358.8
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2019 (net)	485.0	285.5	102.8	873.3
Impairment charge	—	—	(88.1)	(88.1)
Currency translation	(0.1)	12.1	(7.1)	4.9
September 30, 2020 (net)	$484.9	$297.6	$7.6	$790.1
As a result of the global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its EMEA and Asia Pacific reporting units. As quoted market prices were not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach). This was a change in estimate, as historically the Company’s determination of reporting unit fair values has been estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Given the high degree of market volatility and lack of reliable market data that existed as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value of the EMEA and Asia Pacific reporting units for the purpose of performing these interim impairment tests.
This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy (see Note 10), included the Company’s estimates of future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. The calculations explicitly addressed factors such as timing, with due consideration given to forecasting risk. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed as of March 31, 2020. The results of the interim impairment testing indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge was recorded for the Asia Pacific reporting unit, as reflected in the table above. If the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.4	$(23.8)	$35.6	$59.3	$(19.2)	$40.1
Customer relationships	425.4	(127.4)	298.0	412.7	(107.5)	305.2
Trade names (finite-lived)	86.5	(54.2)	32.3	82.5	(49.4)	33.1
Other	22.6	(9.7)	12.9	17.6	(8.1)	9.5
Total finite-lived intangible assets	593.9	$(215.1)	378.8	572.1	$(184.2)	387.9
Trade names (indefinite-lived)	115.5		115.5	123.0		123.0
Total	$709.4		$494.3	$695.1		$510.9

Intangible asset amortization expense was $23.2 million and $23.3 million for the nine months ended September 30, 2020 and 2019, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $30.6 million for full year 2020, $29.4 million for 2021, $29.4 million for 2022, $29.3 million for 2023 and $28.9 million for 2024.

During the first quarter of 2020, the Company concluded the global economic disruption and uncertainty due to the COVID-19 pandemic to be a triggering event. Accordingly, interim impairment tests on certain indefinite-lived trade names were performed as of March 31, 2020. Based on these tests, it was determined that three of the Company’s indefinite-lived trade names in the EMEA and Asia Pacific segments were impaired, and impairment charges totaling $8.2 million were recorded. If the ongoing economic impact of the COVID-19 pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

During the three months ended September 30, 2020, a subsidiary in the Asia Pacific segment experienced supply chain disruptions, which have reduced one of its brand's expected future cash flows. As a result, an impairment charge of $2.6 million was recorded, consisting of the write-off of the brand's indefinite-lived trade name and other related assets.

NOTE 6 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.6	0.7
Total borrowings outstanding	1,439.4	1,439.5
Less discounts and debt issuance costs, net	(10.3)	(11.8)
Total debt	1,429.1	1,427.7
Less current portion of long-term debt	0.2	0.1
Total long-term debt	$1,428.9	$1,427.6

Unsecured Credit Facilities

As of September 30, 2020, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2020, and a $500.0 million revolving

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary.

At inception, the Term Facility was scheduled to amortize in quarterly installments at the following rates: 1.25% per quarter starting December 31, 2017 through December 31, 2020, 2.5% per quarter from March 31, 2021 through June 30, 2022, with the balance due on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed. During the third quarter of 2019, the Company made a $400.0 million principal payment to partially pay down the outstanding Term Facility balance. As a result of this payment, the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022. In conjunction with the principal pay down, the Company recognized a $2.7 million charge related to the write-off of previously deferred financing costs related to the Term Facility, which is included within Interest expense in the Condensed and Consolidated Statements of Comprehensive Income for both the three and nine months ended September 30, 2019.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2020, there were no borrowings outstanding on the Revolving Facility and the Company had $15.0 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company’s credit ratings. At September 30, 2020, the Company's outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.480%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of September 30, 2020, the Company was in compliance with all covenants.

Senior Notes

As of September 30, 2020, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $191.1 million and $146.4 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, a gain of $0.1 million and a loss of $0.1 million, net of tax, respectively, were included in Accumulated other comprehensive loss related to the fair value of the Company’s currency derivatives designated as cash flow hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2020, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
As of December 31, 2019, and through their expiration in September 2020, the Company had interest rate swaps to fix the interest rate paid during the contract period related to $200.0 million of the Company’s variable rate Term Facility. Prior to expiration, these swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments.
The fair values of derivative instruments included within the Condensed and Consolidated Balance Sheets were as follows:

		Designated as hedge instruments		Not designated as hedge instruments
In millions	Balance Sheet classification	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Asset derivatives
Currency derivatives	Other current assets	$0.1	$—	$2.0	$0.4
Interest rate swaps	Other current assets	—	0.7	—	—
Total asset derivatives		$0.1	$0.7	$2.0	$0.4
Liability derivatives
Currency derivatives	Accrued expenses and other current liabilities	$0.8	$0.8	$0.5	$0.7
Total liability derivatives		$0.8	$0.8	$0.5	$0.7

The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended September 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives	$0.9	$0.6	Cost of goods sold	$1.7	$0.2
Interest rate swaps	0.6	0.1	Interest expense	0.1	1.0
Total	$1.5	$0.7		$1.8	$1.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives	$3.9	$1.6	Cost of goods sold	$3.8	$3.5
Interest rate swaps	(0.2)	(2.1)	Interest expense	0.5	2.7
Total	$3.7	$(0.5)		$4.3	$6.2

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

NOTE 8 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company’s leases for which the Company is a lessee are classified as operating leases. Total rental expense for the nine months ended September 30, 2020 and 2019, was $32.5 million and $32.2 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $7.1 million and $7.5 million, respectively, for the nine months ended September 30, 2020 and 2019. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2020 or December 31, 2019.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

Amounts included within the Condensed and Consolidated Balance Sheet related to the Company’s ROU asset and lease liability were as follows:

		September 30, 2020			December 31, 2019
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$63.1	$32.1	$95.2	$57.5	$23.9	$81.4
Lease liability - current	Accrued expenses and other current liabilities	15.2	12.3	27.5	15.4	10.4	25.8
Lease liability - noncurrent	Other noncurrent liabilities	48.5	19.8	68.3	42.1	13.5	55.6

Other information:
Weighted-average remaining term (years)		7.1	3.2		6.5	2.8
Weighted-average discount rate		4.0%	2.9%		4.5%	3.8%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2020			2019
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$14.4	$11.0	$25.4	$14.2	$10.5	$24.7
ROU assets obtained in exchange for new lease liabilities	18.3	18.3	36.6	8.5	12.1	20.6
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of September 30, 2020, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2020 and for each of the years thereafter as of September 30, 2020, are as follows:

In millions	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Real estate leases	$4.3	$16.8	$13.5	$8.9	$6.3	$24.0	$73.8
Equipment leases	3.5	12.3	8.6	4.6	2.8	1.6	33.4
Total	$7.8	$29.1	$22.1	$13.5	$9.1	$25.6	$107.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2020, is due to imputed interest of $11.4 million.

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
The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Service cost	$1.2	$1.9	$5.0	$4.9
Interest cost	2.3	3.1	7.2	8.8
Expected return on plan assets	(3.5)	(3.1)	(10.8)	(9.4)
Administrative costs and other	0.2	0.5	1.1	1.3
Net amortization of:
Prior service costs	0.1	—	0.2	0.2
Plan net actuarial losses	0.7	1.4	2.7	3.5
Net periodic pension benefit cost	$1.0	$3.8	$5.4	$9.3

	Non-U.S.
	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Service cost	$0.5	$0.4	$1.5	$1.2
Interest cost	1.7	2.1	5.1	6.5
Expected return on plan assets	(3.3)	(3.2)	(9.8)	(9.7)
Administrative costs and other	0.4	0.3	1.1	1.0
Net amortization of:
Prior service costs	0.1	0.1	0.1	0.2
Plan net actuarial losses	0.3	0.3	1.0	1.0
Net curtailment and settlement losses	—	0.1	—	1.5
Net periodic pension benefit (income) cost	$(0.3)	$0.1	$(1.0)	$1.7
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other (income) expense, net within the Condensed and Consolidated Statements of Comprehensive Income.

The Company made employer contributions of $7.0 million and $6.8 million during the nine months ended September 30, 2020 and 2019, respectively, to its defined benefit pension plans. Contributions of approximately $4 million are expected during the remainder of 2020.

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

Assets and liabilities measured at fair value at September 30, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$21.3	$—	$21.3
Derivative instruments	—	2.1	—	2.1
Total asset recurring fair value measurements	$—	$23.4	$—	$23.4
Liabilities:
Derivative instruments	$—	$1.3	$—	$1.3
Deferred compensation and other retirement plans	—	23.0	—	23.0
Total liability recurring fair value measurements	$—	$24.3	$—	$24.3
Financial instruments not carried at fair value
Total debt	$—	$1,525.1	$—	$1,525.1
Total financial instruments not carried at fair value	$—	$1,525.1	$—	$1,525.1

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
•Derivative instruments – These instruments include foreign currency contracts for non-functional currency balance sheet exposures, including both those that are and are not designated as cash flow hedges. As of December 31, 2019, these instruments also included interest rate swap contracts, which expired in September 2020, related to the Company’s variable rate Term Facility. The fair value of the foreign currency contracts is determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the interest rate swap contracts was determined based on quoted prices for the Company’s swaps, which was not considered an active market.
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
The Company had investments in debt and equity securities without readily determinable fair values of $18.2 million and $18.1 million as of September 30, 2020 and December 31, 2019, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2020, are the same as those used at December 31, 2019.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2020, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2019	$760.4	$0.9	92.7	$—	$975.1	$(218.6)	$3.0
Cumulative effect of adoption of ASC 326 (see Note 2)	(2.2)	—	—	—	(2.2)	—	—
Net earnings	0.5	—	—	—	0.4	—	0.1
Other comprehensive loss, net	(33.4)	—	—	—	—	(32.8)	(0.6)
Share-based compensation activity	12.2	—	0.4	12.2	—	—	—
Dividends to ordinary shareholders ($0.32 per share)	(29.6)	—	—	—	(29.6)	—	—
Repurchase of ordinary shares	(94.1)	—	(0.9)	(12.2)	(81.9)	—	—
Balance at March 31, 2020	613.8	0.9	92.2	—	861.8	(251.4)	2.5
Net earnings	73.7	—	—	—	73.7	—	—
Other comprehensive income, net	20.6	—	—	—	—	20.4	0.2
Share-based compensation activity	1.6	—	—	1.6	—	—	—
Dividends to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Dividends to ordinary shareholders ($0.32 per share)	(29.5)	—	—	—	(29.5)	—	—
Balance at June 30, 2020	680.0	0.9	92.2	1.6	906.0	(231.0)	2.5
Net earnings	146.9	—	—	—	146.9	—	—
Other comprehensive income, net	24.5	—	—	—	—	24.2	0.3
Share-based compensation activity	5.2	—	0.1	5.2	—	—	—
Dividends to ordinary shareholders ($0.32 per share)	(29.5)	—	—	—	(29.5)	—	—
Balance at September 30, 2020	$827.1	$0.9	92.3	$6.8	$1,023.4	$(206.8)	$2.8

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
In February 2017, the Company’s Board of Directors approved a share repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company’s Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the nine months ended September 30, 2020 and 2019, the Company paid $94.1 million and $179.7 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2020, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2019	$0.5	$(126.2)	$(92.9)	$(218.6)
Other comprehensive income before reclassifications	3.7	1.6	21.3	26.6
Amounts reclassified from accumulated other comprehensive loss(a)	(4.3)	3.8	(14.0)	(14.5)
Tax benefit (expense)	0.2	(0.5)	—	(0.3)
September 30, 2020	$0.1	$(121.3)	$(85.6)	$(206.8)

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Stock options	$0.4	$0.4	$3.4	$3.2
RSUs	2.0	1.6	9.6	8.0
PSUs	2.6	1.7	3.0	5.1
Deferred compensation	1.0	(0.1)	1.2	2.1
Pre-tax expense	6.0	3.6	17.2	18.4
Tax benefit(a)	(0.8)	(0.5)	(2.2)	(2.3)
After-tax expense	$5.2	$3.1	$15.0	$16.1

(a)     Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $4.0 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	161,600	$25.62	195,675	$19.58
RSUs	81,053	$125.13	129,835	$90.91

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

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2020, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13 - RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the three and nine months ended September 30, 2020 and 2019, associated with restructuring activities were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Americas	$1.6	$—	$4.9	$1.3
EMEA	3.4	4.1	11.2	12.1
Asia Pacific	0.7	0.3	4.2	0.8
Corporate	0.2	—	2.1	—
Total	$5.9	$4.4	$22.4	$14.2

Cost of goods sold	$1.9	$2.9	$4.4	$9.3
Selling and administrative expenses	4.0	1.5	18.0	4.9
Total	$5.9	$4.4	$22.4	$14.2

Restructuring charges across all regions are primarily related to workforce reductions intended to optimize and simplify operations and cost structure. Restructuring charges in EMEA also included costs related to the prior year closure of the Company’s production facility in Turkey.

The changes in the restructuring reserve during the nine months ended September 30, 2020, were as follows:

In millions	Total
December 31, 2019	$1.2
Additions, net of reversals	21.8
Cash payments	(16.7)
Currency translation	0.2
September 30, 2020	$6.5

The majority of the costs accrued as of September 30, 2020, are expected to be paid within one year.

The Company also incurred other non-qualified restructuring charges of $0.5 million and $0.4 million, during the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $4.5 million, during the nine months ended September 30, 2020 and 2019, respectively, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The Company anticipates additional future restructuring charges of approximately $10 to $15 million related to certain of the restructuring actions initiated during the nine months ended September 30, 2020, primarily across several businesses and functions intended to optimize and simplify the Company's non-U.S. operations and cost structure. These future costs include charges expected to be classified as both qualified and non-qualified restructuring. Of these future expected costs, approximately $5 to $10 million is expected to be incurred during the remainder of fiscal year 2020 with the remainder expected to be incurred during fiscal year 2021. Approximately $10 to $15 million of these future expected costs are anticipated to be cash expenditures.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14 - OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Interest income	$(0.2)	$(0.4)	$(0.8)	$(1.1)
Foreign currency exchange loss	0.2	0.8	1.0	1.1
Loss from equity method investments	0.1	0.1	0.6	0.5
Net periodic pension and postretirement benefit (income) cost, less service cost	(1.0)	1.4	(2.0)	3.2
Other	(11.3)	0.1	(11.4)	(2.1)
Other (income) expense, net	$(12.2)	$2.0	$(12.6)	$1.6

Other (income) expense, net for the three and nine months ended September 30, 2020, included a gain of $14.0 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in EMEA. This gain is included within Other in the table above.

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2020 and 2019, were 8.0% and 12.5%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions and the favorable year-over-year change in the amounts recognized for uncertain tax positions.

The effective income tax rates for the nine months ended September 30, 2020 and 2019, were 14.8% and 14.9%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable benefit of excess share-based compensation deductions, the favorable mix of income earned in lower tax rate jurisdictions and the favorable year-over-year change in the amounts recognized for uncertain tax positions, partially offset by the unfavorable tax impact related to the goodwill and intangible asset impairment charges.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Weighted-average number of basic shares	92.3	93.3	92.4	93.8
Shares issuable under share-based compensation plans	0.4	0.7	0.5	0.7
Weighted-average number of diluted shares	92.7	94.0	92.9	94.5
At September 30, 2020, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The Company’s remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the nine months ended September 30, 2020 and 2019, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2020 and 2019, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
In millions	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$539.1	$143.2	$39.2	$721.5	$1,495.5	$374.8	$102.7	$1,973.0
Services	—	5.2	1.7	6.9	—	14.5	5.1	19.6
Total Net revenues	$539.1	$148.4	$40.9	$728.4	$1,495.5	$389.3	$107.8	$1,992.6

	Three months ended September 30, 2019				Nine months ended September 30, 2019
In millions	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$567.8	$130.5	$40.7	$739.0	$1,588.2	$406.3	$117.2	$2,111.7
Services	—	7.3	2.0	9.3	—	16.6	6.2	22.8
Total Net revenues	$567.8	$137.8	$42.7	$748.3	$1,588.2	$422.9	$123.4	$2,134.5
As of September 30, 2020, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 18 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following three reportable segments based on industry and market focus: Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific. Beginning in the second quarter of 2020, results for the Company's India operations are now included within the Asia Pacific segment results, due to an operational change. This change did not result, and is not expected to result, in a material impact to Segment results of operations for either the EMEA or Asia Pacific segment.

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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Net revenues
Americas	$539.1	$567.8	$1,495.5	$1,588.2
EMEA	148.4	137.8	389.3	422.9
Asia Pacific	40.9	42.7	107.8	123.4
Total	$728.4	$748.3	$1,992.6	$2,134.5
Segment operating income (loss)
Americas	$165.0	$175.6	$432.4	$457.7
EMEA	13.5	7.5	9.0	19.9
Asia Pacific	(0.3)	4.1	(101.8)	3.9
Total	178.2	187.2	339.6	481.5
Reconciliation to Operating income
Unallocated corporate expense	(17.8)	(19.1)	(53.8)	(59.7)
Operating income	160.4	168.1	285.8	421.8
Reconciliation to earnings before income taxes
Interest expense	12.9	15.6	38.8	42.7
Other (income) expense, net	(12.2)	2.0	(12.6)	1.6
Earnings before income taxes	$159.7	$150.5	$259.6	$377.5

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

During the three months ended September 30, 2020 and 2019, the Company incurred $1.0 million and $0.6 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. During the nine months ended September 30, 2020 and 2019, the Company incurred $1.8 million and $1.6 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. As of September 30, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $17.6 million and $19.3 million, respectively. The total reserve at September 30, 2020 and December 31, 2019, included $3.7 million and $4.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on their expected term. The Company’s total current environmental reserve at September 30, 2020 and December 31, 2019, was $6.3 million and $6.2 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Warranty Liability

Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$15.9	$14.5
Reductions for payments	(5.3)	(6.6)
Accruals for warranties issued during the current period	6.2	8.4
Changes to accruals related to preexisting warranties	(0.3)	(0.4)
Currency translation	0.1	(0.2)
Balance at end of period	$16.6	$15.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and under Part II, Item 1A – Risk Factors of the Company's Form 10-Q for the quarterly period ended June 30, 2020. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Recent Developments

COVID-19 Pandemic

In March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to COVID-19. The impacts of the COVID-19 pandemic negatively affected the global economy, disrupted supply chains and created significant volatility and disruption in financial markets. The outbreak and spread of COVID-19 also resulted in a substantial curtailment of business activities worldwide, including the major geographic markets we serve. As part of the efforts to contain the spread of COVID-19, federal, state and local governments have imposed various restrictions on the conduct of business and travel, such as stay-at-home orders, travel restrictions and quarantines. These measures, as well as changes in employee health and safety concerns and consumer spending patterns, trends and preferences, have led to widespread business closures and lower demand for our products, although the negative impacts of these measures on our results of operations have been less pronounced in the third quarter, as we have not experienced any closures of our production facilities during the quarter and have seen demand rebound for many of our product categories, most notably our residential and portable security products. However, changes in commercial real estate occupancy, constraints on government and institutional budgets and the uncertain business climate have led to declines and delays in new construction activity, including in many of the commercial and institutional construction markets we serve.

As the pandemic and resulting economic challenges have adversely impacted and will likely continue to adversely impact Allegion, we continue to closely monitor their effects on all aspects of our business and the markets in which we operate. Throughout the pandemic, our primary focus has been, and continues to be, the health and safety of employees, our business continuity plan, evolving customer needs and the well-being of the many communities around the world in which we operate. We have adopted numerous health and safety measures in accordance with best-practice safe hygiene guidelines issued by recognized health experts like the U.S. Centers for Disease Control and Prevention ("CDC"), the European Centre for Disease Prevention and Control ("ECDC") and the WHO, as well as any applicable government mandates, in order to protect our employees, customers, suppliers and other business partners. These health and safety measures include, but are not limited to:

•Work-from-home arrangements for employees, where possible;
•Continuous safe hygiene education in accordance with evolving guidelines;
•Regular communication updates to leadership and team members;
•Aggressive and regular deep cleaning and disinfecting schedules;
•Social distancing measures, such as signage and physical barriers or reconfigurations of work spaces;
•Reduced density measures, such as staggering work shifts and breaks;
•Mask use requirements and expectations at our facilities;
•Temperature and health screenings prior to entering facilities, touchless and viral-resistant solutions at perimeter access points and throughout our buildings;
•Increased supplies available for employees, like masks, cleaning solutions, hand sanitizers, thermometers and gloves; and
•Temporary travel and in-person meeting restrictions.

During the early months of the pandemic, Allegion did experience temporary production shut-downs due either to government mandate or to help ensure employee safety, most notably in Italy and the Baja region of Mexico. However, the vast majority of our manufacturing facilities have remained open and operational throughout the pandemic, in part due to the above noted measures and because many of our global operations have been deemed essential businesses. All of our facilities are operational as of September 30, 2020, and have been operational throughout the entirety of the third quarter. We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so. We will also continue to serve our customers when needed through our channel partners or inventory on hand. Allegion currently expects that our global manufacturing facilities will remain operational throughout the remainder of 2020; however, such expectation is dependent upon future governmental actions, demand for our products, the stability of our global supply chain and our ability to continue to operate in a safe manner. To the extent any additional temporary closures or adjustments to production are necessary, such measures will be implemented in a way that allows us to resume operations in an efficient and safe manner, while also minimizing disruption to customers and our overall business, including prudent measures to mitigate, to the extent possible, any financial impacts, although any additional local orders or decrees resulting in new temporary shut-downs will drive further unfavorable impacts to our operations, ability to serve our customers, and potentially, our financial position and liquidity. We will continue to closely monitor the impact of COVID-19 on our business, employees, customers, suppliers, distribution channels and other business partners. The pandemic will likely continue to impact Allegion in numerous and evolving ways that we may not be able to accurately predict; however, we believe that our actions taken to date, our financial flexibility and potential measures within our control will allow us to maintain a sound financial position, as well as provide for adequate resources to fund our ongoing operating and financing needs.

Additionally, as a response to the COVID-19 pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law, which included measures to assist companies in response to the COVID-19 pandemic. One of these measures was a provision allowing companies to defer the remittance of the employer portion of the social security tax, with half the amount deferred in 2020 required to be paid by December 31, 2021 and the other half by December 31, 2022. Through September 30, 2020, we have elected to defer approximately $10 million under this provision, which is classified in Other noncurrent liabilities within our Condensed and Consolidated Balance Sheet. This deferral has also resulted in a benefit to our cash flows from operations for the nine months ended September 30, 2020. We do not currently anticipate any of the provisions of the CARES Act to impact our annual effective tax rate, and no income tax effects have been recorded during the nine months ended September 30, 2020.

The Company updated its Risk Factors in Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended June 30, 2020, in light of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows.

Impairment of Goodwill and Intangible Assets

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we performed interim impairment tests on the goodwill balances for our EMEA and Asia Pacific reporting units, as well as on certain indefinite-lived trade name assets in these two regions, during the first quarter of 2020. As discussed in Notes 4 and 5 to the Condensed and Consolidated Financial Statements, the results of these interim impairment tests indicated that the estimated fair value of the Asia Pacific reporting unit, as well as three indefinite-lived trade names in the EMEA and Asia Pacific segments, were impaired. Consequently, goodwill and intangible asset impairment charges totaling $96.3 million were recorded during the first quarter. If the ongoing economic impact of the pandemic proves to be more severe than estimated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in future impairment charges.

Additional impairment charges were recorded during the third quarter relating to supply chain disruptions for a subsidiary in the Asia Pacific segment, which reduced one of its brand's expected future cash flows. As a result, an impairment charge of $2.6 million was recorded, consisting of the write-off of the brand's indefinite-lived trade name and other related assets.

2020 Dividends

During the nine months ended September 30, 2020, we paid dividends of $0.96 per ordinary share to shareholders.

Share Repurchases

During the nine months ended September 30, 2020, we repurchased approximately 0.9 million shares for approximately $94.1 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2020	% of revenues	2019	% of revenues
Net revenues	$728.4		$748.3
Cost of goods sold	409.2	56.2%	412.8	55.2%
Selling and administrative expenses	156.2	21.4%	167.4	22.4%
Impairment of goodwill and indefinite-lived trade names	2.6	0.4%	—	—%
Operating income	160.4	22.0%	168.1	22.5%
Interest expense	12.9		15.6
Other (income) expense, net	(12.2)		2.0
Earnings before income taxes	159.7		150.5
Provision for income taxes	12.8		18.8
Net earnings	146.9		131.7
Less: Net earnings attributable to noncontrolling interests	—		0.1
Net earnings attributable to Allegion plc	$146.9		$131.6

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.58		$1.40
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2020, decreased by 2.7%, or $19.9 million, compared with the same period in 2019, due to the following:

Pricing	0.8%
Volume	(4.2)%
Divestitures	(0.3)%
Currency exchange rates	1.0%
Total	(2.7)%
The decrease in Net revenues was principally driven by lower volumes primarily due to the economic challenges stemming from the ongoing COVID-19 pandemic, as well as the impact of the divestitures of our Colombia and Turkey businesses in 2019. These decreases were partially offset by improved pricing and the impact of foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended September 30, 2020, decreased $7.7 million compared to the same period in 2019. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2020, decreased to 22.0% from 22.5% for the same period in 2019, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$168.1	22.5%
Pricing and productivity in excess of inflation	14.2	1.7%
Volume / product mix	(20.7)	(1.9)%
Restructuring / acquisition expenses	(1.5)	(0.2)%
Currency exchange rates	3.3	0.2%
Investment spending	(0.5)	(0.1)%
Divestitures	0.1	0.1%
Impairment of intangible assets	(2.6)	(0.3)%
September 30, 2020	$160.4	22.0%
The decreases in Operating income and Operating margin were primarily due to unfavorable volume/product mix, year-over-year increases in restructuring and acquisition expenses, increased investment spending and an intangible asset impairment charge in the current quarter. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses during the prior year.
Pricing and productivity in excess of inflation includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared by the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or significant improvements for strategic initiatives and new product development, are captured in Investment spending in the table above. Pricing and productivity in excess of inflation includes the benefits of certain non-U.S. government incentives, reductions in variable compensation and reductions or delays of other business spending in response to the COVID-19 pandemic.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended September 30, 2020, decreased $2.7 million compared with the same period in 2019, which is a result of a $2.7 million prior year charge related to the write-off of previously deferred financing costs related to the Term Facility, which did not recur in the current period.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended September 30, 2020 and 2019, were as follows:

In millions	2020	2019
Interest income	$(0.2)	$(0.4)
Foreign currency exchange loss	0.2	0.8
Loss from equity method investments	0.1	0.1
Net periodic pension and postretirement benefit (income) cost, less service cost	(1.0)	1.4
Other	(11.3)	0.1
Other (income) expense, net	$(12.2)	$2.0

For the three months ended September 30, 2020, Other (income) expense, net was favorable $14.2 million compared with the same period in 2019, primarily due to a gain of $14.0 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in our EMEA region. This gain is included within Other in the table above.

Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2020 and 2019, were 8.0% and 12.5%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable mix of income earned in lower tax rate jurisdictions and the favorable year-over-year change in the amounts recognized for uncertain tax positions.

Results of Operations - Nine months ended September 30

In millions, except per share amounts	2020	% of revenues	2019	% of revenues
Net revenues	$1,992.6		$2,134.5
Cost of goods sold	1,133.7	56.9%	1,201.4	56.3%
Selling and administrative expenses	474.2	23.8%	511.3	24.0%
Goodwill impairment charge	98.9	5.0%	—	—%
Operating income	285.8	14.3%	421.8	19.8%
Interest expense	38.8		42.7
Other (income) expense, net	(12.6)		1.6
Earnings before income taxes	259.6		377.5
Provision for income taxes	38.5		56.1
Net earnings	221.1		321.4
Less: Net earnings attributable to noncontrolling interests	0.1		0.3
Net earnings attributable to Allegion plc	$221.0		$321.1

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$2.38		$3.40

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the nine months ended September 30, 2020, decreased by 6.6%, or $141.9 million, compared with the same period in 2019, due to the following:

Pricing	0.9%
Volume	(7.1)%
Divestitures	(0.3)%
Currency exchange rates	(0.1)%
Total	(6.6)%
The decrease in Net revenues was principally driven by lower volumes across all regions primarily due to the economic challenges stemming from the ongoing COVID-19 pandemic, particularly during the second quarter. Additional decreases were due to the impact of the divestitures of our Colombia and Turkey businesses in 2019 and foreign currency exchange rate movements. These decreases were slightly offset by improved pricing.
Operating Income/Margin

Operating income for the nine months ended September 30, 2020, decreased $136.0 million compared to the same period in 2019, and Operating margin for the nine months ended September 30, 2020, decreased to 14.3% from 19.8% for the same period in 2019 due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$421.8	19.8%
Pricing and productivity in excess of inflation	49.3	2.1%
Volume / product mix	(86.8)	(2.8)%
Restructuring / acquisition expenses	(3.5)	(0.2)%
Currency exchange rates	4.7	0.2%
Investment spending	(1.4)	(0.1)%
Divestitures	0.6	0.1%
Impairment of goodwill and intangible assets	(98.9)	(4.8)%
September 30, 2020	$285.8	14.3%

These decreases in Operating income and Operating margin were primarily due to the goodwill and intangible asset impairment charges discussed above and unfavorable volume/product mix, and to a lesser extent due to year-over-year increases in restructuring and acquisition expenses and increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestitures of our Colombia and Turkey businesses during the prior year. As a result of the ongoing COVID-19 pandemic, certain of our facilities experienced productivity challenges, particularly during the second quarter, due to temporary closures and lower volume and demand; however, these productivity decreases were more than offset by the benefits of certain non-U.S. government incentives, reductions in variable compensation and reductions or delays of other business spending in response to the COVID-19 pandemic.
Interest Expense
Interest expense for the nine months ended September 30, 2020, decreased $3.9 million compared with the same period in 2019, which is due to a lower weighted-average interest rate during the current year on our outstanding indebtedness and a $2.7 million prior year charge related to the write-off of previously deferred financing costs related to the Term Facility, which did not recur in the current period.
Other (Income) Expense, Net
The components of Other (income) expense, net for the nine months ended September 30, 2020 and 2019, were as follows:

In millions	2020	2019
Interest income	$(0.8)	$(1.1)
Foreign currency exchange loss	1.0	1.1
Loss from equity method investments	0.6	0.5
Net periodic pension and postretirement benefit (income) cost, less service cost	(2.0)	3.2
Other	(11.4)	(2.1)
Other (income) expense, net	$(12.6)	$1.6

For the nine months ended September 30, 2020, Other (income) expense, net was favorable $14.2 million compared with the same period in 2019, primarily due to a gain of $14.0 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in our EMEA region. This gain is included within Other in the table above.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2020 and 2019, were 14.8% and 14.9%, respectively. The decrease in the effective tax rate compared to 2019 is primarily due to the favorable benefit of excess share-based compensation deductions, the favorable mix of income earned in lower tax rate jurisdictions, and the favorable year-over-year change in the amounts recognized for uncertain tax positions, partially offset by the unfavorable tax impact related to the goodwill and intangible asset impairment charges.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and nine months ended September 30

	Three months ended			Nine months ended
In millions	2020	2019	% Change	2020	2019	% Change
Net revenues
Americas	$539.1	$567.8	(5.1)%	$1,495.5	$1,588.2	(5.8)%
EMEA	148.4	137.8	7.7%	389.3	422.9	(7.9)%
Asia Pacific	40.9	42.7	(4.2)%	107.8	123.4	(12.6)%
Total	$728.4	$748.3		$1,992.6	$2,134.5

Segment operating income (loss)
Americas	$165.0	$175.6	(6.0)%	$432.4	$457.7	(5.5)%
EMEA	13.5	7.5	80.0%	9.0	19.9	(54.8)%
Asia Pacific	(0.3)	4.1	(107.3)%	(101.8)	3.9	N/M
Total	$178.2	$187.2		$339.6	$481.5

Segment operating margin
Americas	30.6%	30.9%		28.9%	28.8%
EMEA	9.1%	5.4%		2.3%	4.7%
Asia Pacific	(0.7)%	9.6%		(94.4)%	3.2%
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

Net Revenues
Net revenues for the three months ended September 30, 2020, decreased by 5.1%, or $28.7 million, compared to the same period in 2019, due to the following:

Pricing	0.8%
Volume	(5.4)%
Divestitures	(0.4)%
Currency exchange rates	(0.1)%
Total	(5.1)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic. Additional decreases were due to the impact of the divestiture of our Colombia business in 2019 and foreign currency exchange rate movements. These decreases were slightly offset by improved pricing. Net revenues from non-residential products for the three months ended September 30, 2020, decreased low double digits compared to the same period in the prior year, primarily driven by lower volumes. Net revenues from residential products for the three months ended September 30, 2020, increased low double digits compared to the same period in the prior year, primarily driven by higher volumes.
Additionally, as end-users have continued to adopt newer technologies in their facilities and homes, accelerated by the increasing adoption of the Internet of Things ("IoT"), growth in electronic security products and solutions has become an increased metric monitored by management and of focus to our investors. For the three months ended September 30, 2020, Net revenues from the sale of electronic products in the Americas segment decreased mid-single digits compared to the same period in the prior year, primarily driven by lower volumes due to delays in discretionary projects. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.

Net revenues for the nine months ended September 30, 2020, decreased by 5.8%, or $92.7 million, compared to the same period in 2019, due to the following:

Pricing	1.0%
Volume	(6.4)%
Divestitures	(0.4)%
Total	(5.8)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic, as well as the impact of the divestiture of our Colombia business in 2019. These decreases were partially offset by improved pricing. Net revenues from non-residential products for the nine months ended September 30, 2020, decreased high single digits compared to the same period in the prior year, primarily driven by lower volumes. Net revenues from residential products for the nine months ended September 30, 2020, decreased low single digits compared to the same period in the prior year, driven by lower pricing and volumes. For the nine months ended September 30, 2020, Net revenues from the sale of electronic products in the Americas segment decreased high single digits compared to the same period in the prior year, primarily driven by lower volumes due to delays in discretionary projects.

Operating income/margin

Segment operating income for the three months ended September 30, 2020, decreased $10.6 million compared to the same period in 2019, and Segment operating margin for the three months ended September 30, 2020, decreased to 30.6% from 30.9%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$175.6	30.9%
Pricing and productivity in excess of inflation	7.5	1.1%
Volume / product mix	(18.2)	(1.6)%
Currency exchange rates	2.0	0.4%
Investment spending	(0.3)	(0.1)%
Divestitures	0.1	0.1%
Restructuring expenses	(1.7)	(0.2)%
September 30, 2020	$165.0	30.6%
The decreases in Segment operating income and Segment operating margin were primarily due to unfavorable volume/product mix, as well as year-over-year increases in restructuring expenses and investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestiture of our Colombia business in 2019. Pricing and productivity in excess of inflation includes the benefits of reductions in variable compensation and reductions or delays of other business spending in response to the COVID-19 pandemic.

Segment operating income for the nine months ended September 30, 2020, decreased $25.3 million compared to the same period in 2019, and Segment operating margin for the nine months ended September 30, 2020, increased to 28.9% from 28.8%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$457.7	28.8%
Pricing and productivity in excess of inflation	28.6	1.5%
Volume / product mix	(55.4)	(1.7)%
Currency exchange rates	4.4	0.3%
Investment spending	(2.1)	(0.1)%
Divestitures	0.7	0.2%
Restructuring / acquisition expenses	(1.5)	(0.1)%
September 30, 2020	$432.4	28.9%

Segment operating income decreased primarily due to unfavorable volume/product mix, as well as increased investment spending and year-over-year increases in restructuring and acquisition expenses. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestiture of our Colombia business in 2019. As a result of the ongoing COVID-19 pandemic, certain of our facilities in the Americas experienced productivity challenges due to temporary closures and lower volume and demand, particularly during the second quarter; however, these productivity decreases were more than offset by reductions in variable compensation and reductions or delays of other business spending.

Segment operating margin increased primarily due to pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestiture of our Colombia business in 2019. These increases were partially offset by unfavorable volume/product mix, increased investment spending and year-over-year increases in restructuring and acquisition expenses.

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

Net Revenues

Net revenues for the three months ended September 30, 2020, increased by 7.7%, or $10.6 million, compared to the same period in 2019, due to the following:

Pricing	1.0%
Volume	1.9%
Divestitures	(0.1)%
Currency exchange rates	4.9%
Total	7.7%
The increase in Net revenues was driven by higher volumes, improved pricing and favorable foreign currency exchange rate movements. These increases were slightly offset by the divestiture of our Turkey business in the prior year. During the third quarter, our EMEA segment experienced a rebound in demand from the second quarter and the related economic challenges from the COVID-19 pandemic across most product categories, most notably portable security products.

Net revenues for the nine months ended September 30, 2020, decreased by 7.9%, or $33.6 million, compared to the same period in 2019, due to the following:

Pricing	0.8%
Volume	(8.8)%
Divestitures	(0.3)%
Currency exchange rates	0.4%
Total	(7.9)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic, particularly during the second quarter, as well as the divestiture of our Turkey business in the prior year. These decreases were slightly offset by improved pricing and favorable foreign currency exchange rate movements.

Operating income/margin

Segment operating income for the three months ended September 30, 2020, increased $6.0 million compared to the same period in 2019, and Segment operating margin for the three months ended September 30, 2020, increased to 9.1% from 5.4%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$7.5	5.4%
Pricing and productivity in excess of inflation	4.9	3.5%
Volume / product mix	(0.8)	(0.7)%
Currency exchange rates	1.3	0.5%
Investment spending	(0.3)	(0.2)%
Restructuring expenses	0.9	0.6%
September 30, 2020	$13.5	9.1%
The increases in Segment operating income and Segment operating margin were primarily due to pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and year-over-year decreases in restructuring expenses. These increases were partially offset by unfavorable volume/product mix and increased investment spending. Pricing and productivity in excess of inflation includes the benefits of government incentives and reductions in variable compensation and other business spending in response to the COVID-19 pandemic.
Segment operating income for the nine months ended September 30, 2020, decreased $10.9 million compared to the same period in 2019, and Segment operating margin for the nine months ended September 30, 2020, decreased to 2.3% from 4.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2019	$19.9	4.7%
Pricing and productivity in excess of inflation	10.3	2.4%
Volume / product mix	(24.5)	(5.9)%
Currency exchange rates	0.6	0.2%
Investment spending	0.5	0.2%
Divestitures	(0.1)	—%
Restructuring / acquisition expenses	3.8	1.0%
Impairment of intangible assets	(1.5)	(0.3)%
September 30, 2020	$9.0	2.3%
Segment operating income decreased primarily due to unfavorable volume/product mix, as well as the impact of the divestiture of our Turkey business in 2019 and an intangible asset impairment charge. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements, decreased investment spending and year-over-year decreases in restructuring and acquisition expenses. As a result of the ongoing COVID-19 pandemic, certain of our facilities in EMEA experienced productivity challenges due to temporary closures and lower volume and demand, particularly during the second quarter in Italy; however, this was more than offset by the benefits of certain government incentives and reductions in variable compensation and other business spending.
Segment operating margin decreased primarily due to unfavorable volume/product mix and an impairment of an indefinite-lived trade name. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements, decreased investment spending and year-over-year decreases in restructuring and acquisition expenses.
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

Net Revenues

Net revenues for the three months ended September 30, 2020, decreased by 4.2%, or $1.8 million, compared to the same period in 2019, due to the following:

Pricing	0.4%
Volume	(7.2)%
Currency exchange rates	2.6%
Total	(4.2)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic and weakness in Korea. This decrease was partially offset by favorable foreign currency exchange rate movements and improved pricing.

Net revenues for the nine months ended September 30, 2020, decreased by 12.6%, or $15.6 million, compared to the same period in 2019, due to the following:

Pricing	(0.3)%
Volume	(9.9)%
Currency exchange rates	(2.4)%
Total	(12.6)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic and weakness in end markets throughout the region, as well as unfavorable foreign currency exchange rate movements and lower pricing.

Operating income (loss)/margin

Segment operating income (loss) for the three months ended September 30, 2020, was unfavorable $4.4 million compared to the same period in 2019, and Segment operating margin for the three months ended September 30, 2020, decreased to (0.7)% from 9.6%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
September 30, 2019	$4.1	9.6%
Pricing and productivity in excess of inflation	0.2	0.5%
Volume / product mix	(1.7)	(3.5)%
Currency exchange rates	0.2	0.1%
Investment spending	0.2	0.4%
Restructuring expenses	(0.7)	(1.8)%
Impairment of intangible assets	(2.6)	(6.0)%
September 30, 2020	$(0.3)	(0.7)%

The decreases in Segment operating income (loss) and Segment operating margin were primarily due to unfavorable volume/product mix, intangible asset impairment charges and year-over-year increases in restructuring expenses. These decreases were partially offset by pricing improvements and productivity in excess of inflation, favorable foreign currency exchange rate movements and decreased investment spending. Pricing and productivity improvements in excess of inflation were partially offset by the impact of a $1.1 million recovery of previously remitted non-income taxes in the prior year, which did not recur in the current year.
Segment operating income (loss) for the nine months ended September 30, 2020, was unfavorable $105.7 million compared to the same period in 2019, and Segment operating margin for the nine months ended September 30, 2020, decreased to (94.4)% from 3.2%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
September 30, 2019	$3.9	3.2%
Pricing and productivity in excess of inflation	1.4	1.2%
Volume / product mix	(6.9)	(5.7)%
Currency exchange rates	(0.2)	(0.1)%
Investment spending	0.6	0.5%
Restructuring / acquisition expenses	(3.2)	(2.6)%
Impairment of goodwill and intangible assets	(97.4)	(90.9)%
September 30, 2020	$(101.8)	(94.4)%
The decreases in Segment operating income (loss) and Segment operating margin were primarily due to an $88.1 million goodwill impairment charge for the Asia Pacific reporting unit in the first quarter of 2020 and intangible asset impairment charges of $9.3 million in 2020. Additional factors contributing to the decreases include unfavorable volume/product mix, year-over-year increases in restructuring and acquisition expenses and unfavorable foreign currency exchange rate movements. These decreases were partially offset by productivity improvements in excess of lower pricing and inflation and decreased investment spending. Pricing and productivity improvements in excess of inflation includes the benefits of government incentives and reductions in variable compensation and other business spending, particularly in the second quarter, in response to the COVID-19 pandemic, which were partially offset by a $1.8 million charge related to a product quality dispute during the second quarter and the impact of a $1.1 million recovery of previously remitted non-income taxes in the prior year, which did not recur in the current year.

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

As discussed above, we continue to closely monitor developments regarding the COVID-19 pandemic, including the resulting uncertainties around customer demand, supply chain disruption, the availability and cost of materials, customer and supplier financial condition, levels of liquidity and our ongoing compliance with debt covenants. While the COVID-19 pandemic and the resulting global economic slowdown has negatively impacted our business and results of operations, we have no required principal payments on our long-term debt until September 2022, maintain cash and cash equivalents of $428.9 million and have unused availability of $485.0 million under our Revolving Facility as of September 30, 2020. Further, our business operates with low capital intensity, providing flexibility during this time of continued uncertainty. We believe that our actions taken to date, future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within the Company’s control to maintain a sound financial position and liquidity, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by operating activities	$289.4	$279.4
Net cash used in investing activities	(39.3)	(56.0)
Net cash used in financing activities	(179.3)	(274.4)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020, increased $10.0 million compared to the same period in 2019, primarily driven by improvements in working capital and our election to defer the employer portion of social security tax in the U.S. under the CARES Act.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020, decreased $16.7 million compared to the same period in 2019, primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020, decreased $95.1 million compared to the same period in 2019. This decrease was primarily due to an $85.6 million year-over-year decrease in cash used to repurchase shares. Cash used for debt repayments also decreased due to satisfying our obligation to make quarterly installments on our Term Facility up to the maturity date, as further discussed below.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2020	December 31, 2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.6	0.7
Total borrowings outstanding	1,439.4	1,439.5
Less discounts and debt issuance costs, net	(10.3)	(11.8)
Total debt	1,429.1	1,427.7
Less current portion of long-term debt	0.2	0.1
Total long-term debt	$1,428.9	$1,427.6
As of September 30, 2020, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

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

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2020, there were no borrowings outstanding on the Revolving Facility, and we had $15.0 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. Outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.480% at September 30, 2020. The Credit Facilities contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of September 30, 2020, we were in compliance with all covenants.

As of September 30, 2020, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024, $400.0 million outstanding of 3.550% Senior Notes due 2027 and $400.0 million outstanding of 3.500% Senior Notes due 2029 (collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2020, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2020		Year ended December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(5.3)	(0.1)	(6.5)	(0.3)
Equity earnings in affiliates, net of tax	254.1	151.6	448.3	281.9
Transactions with related parties and subsidiaries(a)	(11.1)	(4.4)	(9.5)	(106.4)
Net earnings	221.0	131.7	401.8	182.7
Net earnings attributable to the entity	221.0	131.7	401.8	182.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	September 30, 2020		December 31, 2019
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$443.3	$—	$1,408.6
Total current assets	143.4	464.3	6.1	1,443.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,644.2	30.2	416.6
Total noncurrent assets	1,793.4	1,708.8	1,825.5	456.0
Current liabilities:
Amounts due to related parties and subsidiaries	$165.2	$1,782.4	$1.6	$2,672.4
Total current liabilities	175.2	1,796.1	8.1	2,679.1
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	507.3	1,283.1	364.6	287.3
Total noncurrent liabilities	1,144.3	2,084.0	1,000.5	1,087.8

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

Management believes there have been no significant changes during the nine months ended September 30, 2020, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the valuation technique we utilized to perform our interim goodwill impairment tests as of March 31, 2020, as disclosed in Note 4 to the Condensed and Consolidated Financial Statements. As discussed in our critical accounting policies section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, during our annual goodwill test, reporting unit fair values are estimated based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. Our interim impairment tests, though, relied solely on the discounted cash flow model (income approach).

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
•business opportunities that diverge from our core business;
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended June 30, 2020. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the third quarter of 2020. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2019, and Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended June 30, 2020. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended June 30, 2020.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
July 1 - July 31	—	—	—	$728,890
August 1 - August 31	—	—	—	728,890
September 1 - September 30	—	—	—	728,890
Total	—	$—	—	$728,890
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

ALLEGION PLC (Registrant)

Date:	October 22, 2020	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 22, 2020	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer