Form 10-K
period 2020-12-31
Allegion plc
filed 2021-02-16
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Dublin 2, D02 VH94, Ireland
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of ordinary shares held by non-affiliates on June 30, 2020 was approximately $9.4 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Allegion plc as of February 11, 2021 was 90,732,297.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 3, 2021 (the "Proxy Statement") are incorporated by reference into Part II and Part III of this Form 10-K as described herein.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2020

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
Forward-looking statements may relate to such matters as: statements regarding the potential impacts of the global COVID-19 pandemic, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the United States Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:
•adverse impacts to our normal business operations due to the global COVID-19 pandemic;
•competitive factors in the industry in which we compete, including technological developments and increased competition from private label brands;
•the development, commercialization and acceptance of new products and services that meet the varied and evolving needs of our customers;
•the demand for our products and services, including changes in customer and consumer preferences, and our ability to maintain beneficial relationships with large customers;
•our products or solutions fail to meet certification and specification requirements, are defective or otherwise fall short of customers’ needs and expectations;
•the ability to complete and integrate any acquisitions and/or losses related to our investments in external companies;
•business opportunities that diverge from our core business;
•our ability to operate efficiently and productively;
•our ability to effectively manage and implement restructuring initiatives and other organizational changes;
•disruptions in our global supply chain, including product manufacturing and logistical services provided by supplier partners;
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
•ability to recruit and retain a highly qualified and diverse workforce;
•economic, political and business conditions in the markets in which we operate, including changes to trade agreements, sanctions, import and export regulations and custom duties;

•conditions of the institutional, commercial and residential construction and remodeling markets, including the impact of work-from-home trends;
•fluctuations in currency exchange rates;
•availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;
•potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•interest rate fluctuations and other changes in borrowing costs, in addition to risks associated with our outstanding and future indebtedness;
•the impact our outstanding indebtedness may have on our business and operations and other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;
•risks related to corporate social responsibility and reputational matters;
•the ability to protect our brand reputation and trademarks;
•the outcome of any litigation, governmental investigations or proceedings;
•claims of infringement of intellectual property rights by third parties;
•adverse publicity or improper conduct by any of our employees, agents or business partners;
•changes to, or changes in interpretations of, current laws and regulations;
•uncertainty and inherent subjectivity related to transfer pricing regulations;
•changes in tax requirements, including tax rate changes, the adoption of new tax legislation or exposure to additional tax liabilities and revised tax law interpretations; and
•risks related to our incorporation in Ireland, including the possible effects on us of future legislation or interpretations in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A. "Risk Factors." You should read that information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.    BUSINESS
Overview

Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people and assets safe and secure in the places where they reside, work and thrive. We create peace of mind by pioneering safety and security with a vision of seamless access and a safer world. Seamless access allows authorized, automated and safe passage and movement through spaces and places in the most efficient and frictionless manner possible. Central to our vision is partnering and developing ecosystems to create a flawless experience and enable an uninterrupted and secure flow of people and assets. We offer an extensive and versatile portfolio of mechanical and electronic security products and solutions across a range of market-leading brands. Our experts across the globe deliver high-quality security products, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

Allegion Principal Products
Door closers and controls	Doors and door systems
Electronic security products	Electronic, biometric and mobile access control systems
Exit devices	Locks, locksets, portable locks, key systems and services
Time, attendance and workforce productivity systems	Other accessories

Access control security products and solutions are critical elements in every building and home. Many door openings are configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access-control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, with the increasing adoption of the Internet of Things ("IoT"), security products – including keys – are increasingly linked electronically, integrated into software and popular consumer technology platforms and controlled with mobile applications, creating additional functionality and complexity. Seamless access capitalizes on the ability for multiple products and brands to work in tandem, allowing people and assets to move efficiently and safely by adapting access rights for various settings or use cases. These solutions can also provide insights on usage and traffic patterns to improve hygiene of high-traffic areas, boost efficiency and improve visitor, staff and tenant experiences.

We believe our ability to deliver a wide range of solutions that can be custom configured to meet end-users’ security needs is a key driver of our success. We accomplish this with:

•Our extensive and versatile product portfolio, combined with our deep expertise, which enables us to deliver the right products and solutions to meet diverse security and functional specifications and to successfully and securely integrate into leading technology and systems;
•Our consultative approach and expertise, which enables us to develop the most efficient and appropriate building security and access-control specifications to fulfill the unique needs of our end-users and their partners, including architects, contractors, homebuilders and engineers;
•Our access to and management of key channels in the market, which is critical to delivering our products in an efficient and consistent manner; and
•Our enterprise excellence capabilities, including our global manufacturing operations and agile supply chain, which facilitate our ability to deliver specific product and system configurations to end-users and consumers worldwide, quickly and efficiently.

We believe the security products industry will benefit from several global macroeconomic trends, including:

•Expected growth in global electronic products as end-users adopt newer technologies in their facilities and homes;
•Heightened awareness of security and privacy requirements;
•Increased focus on touchless solutions that help promote a healthy environment; and
•The shift to a digital, interconnected environment.

We operate in three geographic regions: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. We sell our products and solutions under the following brands:

## Allegion Brands

(Listed for each region)

| Product Category | Americas | EMEA | Asia Pacific |
|---|---|---|---|
| Electronic Products and Access Control Systems, including Time, Attendance and Workforce Productivity | ISONAS<br>LOCKNETICS<br>SCHLAGE<br>VON DUPRIN | BRICARD<br>CISA<br>interflex<br>PegaSys<br>SCHLAGE<br>SimonsVoss technologies | CISA<br>FSH<br>interflex<br>Gainsborough<br>LEGGE<br>Milre<br>SCHLAGE<br>VON DUPRIN |
| Doors and Door Systems | AD<br>FALCON<br>Republic<br>STEELCRAFT<br>TGP | BRICARD<br>TGP | STEELCRAFT |
| Other Accessories | Brio<br>GLYNN-JOHNSON<br>ISONAS<br>IVES<br>KRYPTONITE<br>LOCKNETICS<br>ZERO | AXA<br>BRICARD<br>Brio<br>Briton<br>CISA<br>KRYPTONITE<br>LEGGE<br>NORMBAU<br>TRELOCK<br>ZERO | Austral Lock<br>Brio<br>Briton<br>Gainsborough<br>GLYNN-JOHNSON<br>IVES<br>LEGGE<br>NORMBAU |

We sell a wide range of security and access control solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®. We believe LCN, Schlage and Von Duprin hold the No. 1 position in their primary product categories in North America while CISA, Interflex and SimonsVoss hold the No. 1 or No. 2 position in their primary product categories in certain European markets.

During the year ended December 31, 2020, we generated Net revenues of $2,719.9 million and Operating income of $403.5 million.

Net Revenues by Product Category
6%
13%
36%
24%
21%
Locks / Locksets / Portable Locks / Key Systems and Services
Electronic Products / Access Control Systems / Time, Attendance and Workforce Productivity
Door Closers / Controls / Exit Devices
Doors / Door Systems
Other Accessories

History and Developments

We were incorporated in Ireland on May 9, 2013, to hold the commercial and residential security businesses of what was then Ingersoll Rand plc ("Ingersoll Rand"). On December 1, 2013, we became a stand-alone public company after Ingersoll Rand completed the separation of these businesses from the rest of Ingersoll Rand via the transfer of these businesses from Ingersoll Rand to us and the issuance by us of ordinary shares directly to Ingersoll Rand’s shareholders (the "Spin-off"). Our security businesses have long and distinguished operating histories. Several of our brands were established more than 100 years ago, and many originally created their categories:

•Von Duprin, established in 1908, was awarded the first exit device patent;
•Schlage, established in 1920, was awarded the first patents granted for the cylindrical lock and the push button lock;
•LCN, established in 1926, created the first door closer;
•CISA, established in 1926, devised the first electronically controlled lock; and
•SimonsVoss, established in 1995, created the first keyless digital transponder.

We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop and introduce innovative and market-leading products. For example, in 2018, we announced the formation of Allegion Ventures, a corporate venture fund that invests in and helps accelerate the growth of companies that have innovative technologies and products such as touchless access and workspace monitoring solutions that complement our core business solutions. Since its formation, Allegion Ventures has invested nearly $15 million in several early-stage companies that share our pioneering vision and seek to find smart and innovative solutions that help keep people and assets safe and secure in the places where they reside, work and thrive.

Recent examples of successful product launches by Allegion are illustrated in the table below:

Product	Brands	Year	Innovation
Residential Locks, Cylinders and Levers	Schlage, Gainsborough, CISA	2018/2019/ 2020
Next-generation Schlage smart locks include the first WiFi enabled deadbolt to work with Key by Amazon and Ring devices with built-in connectivity (Schlage Encode); Z-wave smart deadbolt and Zigbee-certified model compatible with Amazon Key and Ring devices (Schlage Connect); fire-rated smart lock for Australia and New Zealand paired with a mobile app (Schlage Omnia Breeze) for convenient access and security that meets current fire and accessibility requirements.

Next generation Gainsborough Freestyle Trilock features three-in-one functionality: passage, privacy or dead lock mode; and can be operated using the built-in keypad, a key override or through the mobile app. In conjunction with the optional WiFi bridge, the lock can be programmed and operated from anywhere in the world.

First CISA motorized lock solution for high security connected smart doors (Domo Connexa), manageable in proximity and remotely using a mobile app.

Commercial Locks, Cylinders, Levers and Electronic Access Platforms	Schlage, SimonsVoss, CISA	2018/2019/ 2020
Enhancements to our comprehensive portfolio of globally available mechanical, wired electrified and wireless electronic solutions provide a common aesthetic and consistent user experience throughout a building; firmware releases added functionality and USB communication mode for readers (Schlage). Mobile-enabled versions of locks, readers and controllers (Schlage NDE, LE, MTB and CTE), mobile credentials, Bluetooth Low Energy and RFID technology and integrations between electronic locks and exit devices (Schlage, CISA).

SimonsVoss offers new option for wireless online connections to a virtual network (SmartHandle AX, SmartIntego) and a retrofit, no-drill locking option for lockers and furniture in schools, hospitals and industry facilities that integrates into the existing SimonsVoss digital eco-system for offline and online access (SmartLocker). Expanded radio network technology to include European frequency band 868MHz and 920MHz technology.

Mortice self-locking system with a mono-point motorized lock variant (CISA) and new platformed, modular replacement of cylindrical locks (Schlage ALX).

Exit Devices and Closers	Von Duprin, Falcon, LCN, CISA	2018/2019/2020
Award-winning and cost-effective retrofit exit device that allows for remote undogging and monitoring with partner software (Von Duprin); new fire-rated retrofit series (Falcon); and quiet exit solutions (Von Duprin).

Range of touchless solutions, including automatic operators, actuators and wireless transmitters (LCN) and a range of asymmetric rack-and-pinion door closers and an entry-level, high-efficiency option (CISA).

Doors and Door Systems	TGP, AD Systems	2019
First to the market surface mounted, top-hung single-leaf, sliding flush wood doors that achieve a 45-minute UL 10B fire rating (FireSlide). Fire-rated and impact safety-rated glass doors with a heat resistive perimeter frame, which features nearly colorless transitions between adjoining pieces of low-iron glass, eliminating the need for colored internal glass unit spacers or vertical frame mullions (Fireframes ClearView).

Bike Lighting and Portable Locking Solutions	AXA, Kryptonite, Trelock	2018/2019
Innovation in bike safety including rechargeable lights and expanded lines of folding locks from each of our Global Portable Security brands (AXA, Kryptonite, Trelock); and ergonomic cable and chain locks and expanded track-and-trace services (AXA).

Software, Mobile and Web Applications	Allegion (Overtur, ENGAGE), Schlage, Gainsborough, Interflex, ISONAS	2018/2019/2020
Cloud-based suite of tools for project teams to collaborate on specifications and the security design of doors and openings (Overtur). Multiple enhancements to the user experience include simplified account and site set-up and gateway site survey (ENGAGE) and mobile apps for iOS and Android phones (Schlage, CISA, Gainsborough) to lock, unlock, issue mobile keys and status check. Schlage Mobile Student ID allows university students, faculty and staff to add student ID cards to their Apple Wallet or Google Pay for door access, payments, attendance tracking and ticketing.

Visitor management modules and managed service featuring a cloud-based solution of time recording (Interflex); cloud-hosted access control platform with real time events, alerting and user-initiated door control (ISONAS).

Industry and Competition

The global markets we serve encompass institutional, commercial and residential construction and remodeling markets throughout North America, EMEA and Asia Pacific. As end-users continue to adopt newer technologies, including IoT, in their facilities and single and multi-family homes, growth in electronic security products and solutions is expected to outperform growth in mechanical security products and solutions. We also expect the security products industry will continue to benefit from favorable trends such as increased concerns about safety and security, new attention on touchless solutions that help promote a healthy environment and technology-driven innovation that enables seamless access and a better user experience as people and assets traverse multiple locations and facilities.

The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB and dormakaba Group. We also face competition in various markets and product categories throughout the world, including from Spectrum Brands Holdings, Inc. in the North American residential market. As we move into more technologically advanced product categories, we may also compete against new, more specialized competitors.

Our success depends on a variety of factors, including brand and reputation, product breadth, innovation, integration with popular technology platforms, quality and delivery capabilities, price and service capabilities. As many of our businesses sell through wholesale distribution, our success also depends on building and partnering with a strong channel network. Although price often serves as an important customer decision point, we also compete based on the breadth, innovation and quality of our products and solutions, our ability to custom-configure solutions to meet individual end-user requirements and our global supply chain.

Products and Services

We offer an extensive and versatile portfolio of mechanical and electronic security products and solutions across a range of market-leading brands:

•Locks, locksets, portable locks and key systems and services: A broad array of cylindrical and mortise door locksets, security levers and master key systems that are used to protect and control access and a range of portable security products, including bicycle, small vehicle and travel locks. We also offer locksmith services in select locations;
•Door closers, controls and exit devices: An extensive portfolio of life-safety products and solutions generally installed on fire doors and facility entrances and exits. Door controls include both mechanical door closers and automatic door operators. Exit devices, also known as panic hardware, provide rapid egress to allow building occupants to exit safely in an emergency;
•Electronic security products and access control systems: A broad range of electrified locks, access control systems, key card and reader systems and accessories, including IoT, Bluetooth Low Energy (BLE), Power over Ethernet and cloud-based solutions;
•Time, attendance and workforce productivity systems: Products and services designed to help business customers manage and monitor workforce access control parameters, attendance and employee scheduling. We also offer ongoing aftermarket services in addition to design and installation offerings;
•Doors and door systems: A portfolio of hollow metal, glass and specialty doors and door systems; and
•Other accessories: A variety of additional security and product components, including hinges, door pulls, door stops, bike lights, louvers, weather stripping, thresholds and other accessories, as well as certain bathroom fittings and accessibility aids.

Customers

We sell most of our products and solutions through distribution and retail channels, including specialty distribution, e-commerce and wholesalers. We have built a network of channel partners that help our customers choose the right solution to meet their security needs and help commercial and institutional end-users fulfill and install orders. We also sell through a variety of retail channels, including large do-it-yourself home improvement centers, multiple online and e-commerce platforms, as well as small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space. Through our Interflex and API Locksmiths businesses and Global Portable Security brands, we also provide products and services directly to end-users.

Our 10 largest customers represented approximately 24% of our total Net revenues in 2020. No single customer represented 10% or more of our total Net revenues in 2020.

Sales and Marketing

In markets where we sell through commercial and institutional distribution channels, we employ sales professionals around the world who work with a combination of end-users, security professionals, architects, contractors, engineers and distribution partners to develop specific, custom-configured solutions for our end-users’ needs. Our field sales professionals are assisted by specification writers who work with architects, engineers and consultants to help design door openings and security systems to meet end-users’ functional, aesthetic and regulatory requirements. Both groups are supported by dedicated customer care and technical sales-support specialists worldwide. We also support our sales efforts with a variety of marketing efforts, including trade-specific advertising, cooperative distributor merchandising, digital marketing and marketing at a variety of industry trade shows.

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

We also work actively with several industry bodies around the world to help promote effective and consistent safety and security standards. For example, we are members of Builders Hardware Manufacturers Association (BHMA), Construction Specification Institute, Door and Hardware Institute (DHI), FiRa Consortium, Internet of Things Consortium (IoTC), Physical Security Interoperability Alliance (PSIA), Security Industry Association, Security Technology Alliance, ASSOFERMA (Italy), BHE (Germany) and UNIQ (France).

Production and Distribution

We manufacture our products in our geographic markets around the world. We operate 30 principal production and assembly facilities – 15 in Americas, 9 in EMEA and 6 in Asia Pacific. We own 16 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our U.S. based residential portfolio is manufactured in the Baja region of Mexico under the Maquiladora, Manufacturing and Export Services Industry ("IMMEX") program (formerly known as the maquiladora program). In managing our network of production and assembly facilities, we focus on continuous improvement in customer experience, employee health and safety, productivity, resource utilization and operational excellence.

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

Facilities

We operate through a broad network of sales offices, engineering centers, 30 principal production and assembly facilities and several distribution centers throughout the world. Our active properties represent approximately 6.3 million square feet, of which approximately 37% is leased. The following table shows the location of our principal worldwide production and assembly facilities:

Production and Assembly Facilities
Americas	EMEA	Asia Pacific
Blue Ash, Ohio	Clamecy, France	Auckland, New Zealand
Boulder, Colorado	Durchhausen, Germany	Brooklyn, Australia
Chino, California	Faenza, Italy	Bucheon, South Korea
Ensenada, Mexico	Feuquieres, France	Jinshan, China
Everett, Washington	Monsampolo, Italy	Melbourne, Australia
Indianapolis, Indiana	Osterfeld, Germany	Sydney, Australia
Irving, Texas	Renchen, Germany
McKenzie, Tennessee	Veenendaal, Netherlands
Mississauga, Ontario	Zawiercie, Poland
Perrysburg, Ohio
Princeton, Illinois
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

Our research and development team is managed as a global, collaborative group to identify and develop new technologies and worldwide product platforms. We organize our resources regionally to leverage expertise in local standards and configurations for the benefit of our customers. Further, we operate a global technology center in Bangalore, India, which augments and supports the regional engineering teams.

Seasonality

Our business experiences seasonality that varies by product line. Because more construction and do-it-yourself projects occur during the second and third calendar quarters of each year in the Northern Hemisphere, our security product sales related to those projects are typically higher in those quarters than in the first and fourth calendar quarters. However, certain other businesses typically experience higher sales in the fourth calendar quarter due to project timing. In 2020, we experienced lower sales volumes during the second quarter, principally due to the economic challenges stemming from the COVID-19 pandemic, which were most pronounced during this quarter. This is not anticipated to be a long-term trend in the seasonality of our businesses. Net revenues by quarter for the years ended December 31, 2020, 2019 and 2018, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	25%	21%	27%	27%
2019	23%	26%	26%	25%
2018	22%	26%	26%	26%

Human Capital

The Company’s human capital strategy is foundational to achieving our business strategy and the responsibility of our Senior Vice President – Human Resources and Communications. To ensure we attract and retain top talent, we strive for a diverse and inclusive culture that rewards performance, provides growth and development opportunities and supports employees and their families through competitive compensation, benefits and numerous volunteer and charitable giving opportunities.

As of December 31, 2020, we had approximately 11,500 employees around the world, the vast majority working full time. Our employee base is supplemented by contingent labor where demand fluctuates or we experience short-term needs for specialized skills.

Compensation and Benefits

Compensation and benefit programs are tailored to be competitive in the geographies where we work, including the total package (which varies by country/region) that includes hourly and salaried compensation, performance incentive and equity plans, retirement, insurance and government social welfare programs, disability and family leave, education benefits to pursue degrees and certifications and additional offerings to support financial stability and personal planning. Health and wellness programs are provided globally and contribute to a productive, sustainable workforce by empowering our employees to take personal responsibility for their health, safety and well-being. In addition, we maintain tobacco-free facilities and pursue strategies to incentivize healthy behaviors and outcome-driven rewards. Pay for performance strategies consider not only accomplishments, but how individuals achieve results. The Allegion Leadership Behaviors – be a pioneer, break boundaries, coach, champion change, be courageous and inspire – are used to identify key talent and to train and develop aspiring leaders. They also work in concert with our performance management system to reinforce our values and code of conduct in assessing how people lead and deliver top performance.

Talent Attraction

Talent attraction efforts begin well before people walk in our doors. Around the world, our sites partner with schools and support teachers, providing mentoring, grants, scholarships, internships, co-op programs, classroom technology and on-site activities. Our sites also sponsor science, technology, engineering and math ("STEM") programs and competitions such as robotics and engineering competitions. These programs expose students to careers in manufacturing and technology and provide educators with programming to encourage academic excellence and social development.

Key capabilities have been identified for our long-term corporate business strategy: talent, customer focus, innovation, partnering, pace and agility and collaboration. In recruiting for open positions, we participate in community job fairs and outreach to secondary schools, technical training programs, colleges and universities; promote open positions through internal and external recruiters, on websites and through social media; and encourage Company employees to refer talent.

Talent Development and Succession Planning

Talent development and succession planning at all levels of the organization are instrumental in ensuring we have the key capabilities to deliver the value proposition expected by our customers and employees. Inclusive succession planning is supported through the Allegion Leadership Behaviors, individual career mapping, assessment of performance and talent pipeline planning up to and including the Chief Executive Officer ("CEO"). On a quarterly basis, the executive team reviews talent development, focusing on developing a diverse succession bench, as part of their quarterly business review and a key component of the Allegion Operating System, our system of annual operation to support governance, reporting processes and management of the business. These cross-functional reviews highlight individuals who are ready for new opportunities, individuals who are on a special assignment or project and individuals early in their career that demonstrate emerging leadership skills.

Learning and Development

Opportunities for on-going learning and development are delivered to employees through structured coursework, on-site and expert-led training and experiential, applied development. The Allegion Academy is offered globally, supporting multiple languages and providing more than 17,000 self-guided online courses, as well as community channels on targeted skills and inclusion and diversity. We offer programs to provide successive levels of development, including reskilling and upskilling existing employees, as well as strengths-based leadership curriculum. Enterprise excellence initiatives and sprint teams expand skills in lean manufacturing and quality principles and lead to redesigning workflow to boost productivity and reduce waste.

Employee-led resource and affinity groups provide enrichment opportunities for women’s leadership, early-career professionals, creativity and innovation, health and fitness, community volunteering and philanthropy.

Engagement, Inclusion and Diversity

A commitment to engagement, inclusion and diversity is core to the Allegion Operating System. Engagement surveys provide team leaders with insights on potential areas of focus and help them prioritize and take action on their teams’ foundational, inclusion, growth and development needs. Strengths-based leadership is an element of our commitment to inclusion: the more employees understand their own strengths, the better equipped they are to add value and appreciate the contributions of diverse members of their teams.

Inclusion and diversity are topics for learning communities, employee roundtables and ongoing, regular analysis and dialogue among our people leaders, executive leadership and our Board of Directors. We believe in fundamental standards that support our employees, including a commitment to building and maintaining diverse and inclusive workplaces, safe and healthy practices and competitive wages and benefits. We embrace all differences and similarities among colleagues and within the relationships we foster with customers, suppliers and the communities where we live and work. Whatever background, experience, race, color, national origin, religion, age, gender, gender identity, disability status, sexual orientation, protected veteran status or any other characteristic protected by law, we make sure that potential and current employees have every opportunity for application and the opportunity to give their best at work because it’s the right thing to do.

We are dedicated to fulfilling equal opportunity commitments in all decisions regarding all employment actions and at all levels of employment. In partnership with the Company’s Human Resources organization, the Company’s Equal Employment Opportunity Officer ensures that the applicable policy and procedures are appropriately established, implemented and disseminated, including those prohibiting discrimination, harassment, bullying and/or retaliation.

Civic Involvement

Civic involvement is part of the value proposition we offer employees and supports inclusion, diversity, growth and development. The Company and its employees provide multi-faceted support for our communities, guided by three philanthropic pillars: safety and security; wellness; and addressing the unique needs of the communities where we work, live and thrive. Corporate sponsorships and voluntary employee payroll deductions support a wide range of non-profits, including those that address housing and school security and safety; children and youth programs; education and scholarships for people of color and those who are economically disadvantaged and support for Historically Black Colleges and Universities; community safety nets for basic needs (e.g., food, shelter, transportation) for underserved people and to break the cycle of poverty; wellness, mental health, health research, emergency relief and blood supply initiatives; and programs to advance equality, justice and address systemic bias. In addition to corporate sponsorships, site leaders and employees are encouraged to organize local volunteer and fundraising activities, provide grants to local organizations and serve on boards and committees. Recognizing the growing number of people facing food insecurity in the wake of the COVID-19 pandemic, we supplemented on-going food drives at local sites with a one-time $500,000 gift to support communities in need in the fourth quarter of 2020.

Respect for Human Rights

Our respect for human rights is expressed in standards for our employees, our business partners, our customers and our communities. We have adopted and continue to uphold our Global Human Rights Policy, with standards that align with basic working conditions and human rights concepts advanced by international organizations such as the International Labor Organization and the United Nations. This policy also represents our own minimum standards for working conditions and human rights in our business and supply chains. In addition, we conduct risk assessments and continue to have conversations with the suppliers and companies we work with about the importance of human rights.

Employee Health and Safety

Employee health and safety are top priorities, and we consistently rank as the safest among leading competitors on core measures such as the total recordable incident rate. ‘Be safe, be healthy’ is a core organizational value in our proactive safety culture and has guided our response to the COVID-19 pandemic throughout 2020. We have adopted numerous health and safety measures in accordance with best-practice safe hygiene guidelines issued by recognized health experts like the U.S. Centers for Disease Control and Prevention (“CDC”), the European Centre for Disease Prevention and Control (“ECDC”) and the World Health Organization (“WHO”), as well as any applicable government mandates. These health and safety measures include, but are not limited to:

•Work-from-home arrangements for employees, where possible;
•Continuous safe hygiene education in accordance with evolving guidelines;
•Regular communication updates to leadership and team members;
•Aggressive and regular deep cleaning and disinfecting schedules;
•Social distancing measures, such as signage and physical barriers or reconfigurations of workspaces;
•Reduced density measures, such as staggering work shifts and breaks;
•Mask use requirements and expectations at our facilities;
•Temperature and health screenings prior to entering facilities;
•Increased available supplies for employees, like masks, cleaning solutions, hand sanitizers, thermometers and gloves; and
•Temporary travel, visitor and in-person meeting restrictions.

Senior executives and the CEO have responsibility for risk management, employee accountability and safety hazard recognition and take a personal responsibility toward executing on safety initiatives. The Company monitors leading and lagging indicators related to health and safety as part of its ongoing management of the Allegion Operating System and regularly updates the Corporate Governance and Nominating Committee of the Board of Directors on key accomplishments and employee health and safety topics.

Regulatory Matters

We are subject to a variety of federal, state and local laws and regulations, both within and outside the U.S., relating to environmental, health and safety concerns. We are committed to conducting our business in a safe, environmentally responsible and sustainable manner, in compliance with all applicable environmental, health and safety laws and regulations, and in a manner that helps promote and protect the health and safety of our environment, associates, customers, contractors and members of our local communities worldwide. We operate with principles that support our proactive commitments, including:

•Integrating sound, environmental, health, safety (EHS) and sustainability strategies in all elements of our business functions, including objectives and measurements;
•Conducting periodic, formal evaluation of our compliance status and annual review of objectives and targets;
•Creating a workplace culture where all employees are responsible for safety;
•Making continuous improvements in EHS and sustainability management systems and performance, including the reduction in the usage of natural resources, waste minimization, prevention of pollution and prevention of workplace accidents, injuries and risks;
•Designing, operating and maintaining our facilities in a manner that minimizes negative EHS and sustainability impacts;
•Using materials responsibly, including, where feasible, the recycling and reuse of materials; and
•Acting in a way that shows sensitivity to community concerns about EHS and sustainability issues.

We recognize that these principles are critical to our future success. We have a dedicated environmental program designed to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate any identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. We also regularly evaluate our remediation methods that are in addition to, or in replacement of, those we currently utilize based upon enhanced technology and regulatory changes. We are sometimes a party to environmental lawsuits and claims and have, from time to time, received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (the "EPA") and similar state authorities. We have also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.
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

In addition, the Company's Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.allegion.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this report.

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

Strategic and Operational Risks

Our normal business operations have been, and are expected to continue to be, adversely impacted by the global COVID-19 pandemic.

The COVID-19 outbreak, which was declared by the WHO as a pandemic in March 2020, and preventative measures taken to contain or mitigate this pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in various regions around the world. This pandemic has also caused, and may continue to cause, disruption to our global supply chain and business operations, in addition to the various effects noted elsewhere within the risk factors contained in this Annual Report on Form 10-K. Actions taken to help limit the spread of COVID-19, such as general public health decrees or other government mandates to restrict business activities and travel, avoid large gatherings or to self-quarantine, have impacted and will likely continue to impact our ability to carry out business as usual, including the temporary suspension of some of our operations, shortages in materials, reduction in customer demand, increased absenteeism, costs associated with operational changes and an extended period of remote work arrangements for some of our employees which could increase cybersecurity risks and other operational risks. Conversely, as governments ease their restrictions and social interactions increase prior to the development and distribution of an effective vaccine or treatments for COVID-19, preventative and precautionary measures may not be sufficient to mitigate the risk of increased infection and could result in increased illness among our employees, business partners and others, and lead to further business interruption. In addition, a significant number of our customers, suppliers, vendors and other business partners have been adversely affected by the COVID-19 pandemic. While we cannot predict the impact that this pandemic will continue to have on our customers, suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us.

The global economic uncertainty due to this pandemic has also negatively impacted, and may continue to adversely affect, our results of operations and financial condition. For example, this pandemic has led to changes in commercial real estate occupancy, increases in work-from-home arrangements, constraints on government and institutional budgets and an uncertain business climate, which have all contributed to declines and delays in new construction and renovation activity during 2020, including in many of the commercial and institutional construction markets we serve. These challenges may be significant and continue beyond the COVID-19 pandemic, and the rate and sustainability of future growth remains uncertain, as the long-term impacts of the pandemic and related market disruption are not yet known.

Additionally, as a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, interim impairment tests were performed on select goodwill and indefinite-lived trade name assets in the first quarter of 2020, resulting in impairment charges of approximately $96.3 million. If the on-going economic impact of the COVID-19 pandemic proves to be more severe than estimated, the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further impairment charges in the future.

Despite our efforts to manage and mitigate these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this pandemic, third-party actions taken to contain its spread and mitigate its public health effects, the development, distribution and acceptance of an effective vaccine and the pace of global economic recovery following containment of the spread. The impact of the COVID-19 pandemic continues to evolve, and its ultimate impact on our business is highly uncertain and difficult to predict. The continued spread of COVID-19 may have further adverse impacts on our business, operations, customer demand, supply chain, cash flow generation, financial position and liquidity and may also exacerbate other risks and uncertainties described in this Annual Report on Form 10-K. Further, our management is focused on mitigating the impacts of COVID-19 which has required, and will continue to require, a large investment of time and resources, which may divert attention and resources from other business matters.

Increased competition, including from technological developments, could adversely affect our business.

The markets in which we operate include a large number of participants, including multi-national, regional and small, local companies. We primarily compete on the basis of quality, innovation, expertise, effective channels to market, breadth of product offering and price. We may be unable to effectively compete on all these bases. Further, in a number of our product offerings, we compete with our retail customers and technology partners who use their own private labels. If we are unable to anticipate evolving trends in the market or the timing and scale of our competitors’ activities and initiatives, including increased competition from private label brands, the demand for our products and services could be negatively impacted.

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

We must develop and commercialize new products and services that meet the varied and evolving needs of our customers and end-users in order to remain competitive in our current and future markets and in order to continue to grow our business. The speed of development by our competitors and new market entrants is increasing. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by the market.

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

If our products or solutions fail to meet certification and specification requirements, are defective, or otherwise fall short of end-users' needs and expectations, our business may be negatively impacted.

The security and access control product markets we serve often have unique certification and specification requirements, reflecting local regulatory requirements and highly variable end-user needs. While we strive to meet all certification and specification requirements, if any of our products or solutions do not meet such requirements, or contain, or are perceived to contain, defects or otherwise fall short of end-users' needs and expectations, we may incur significant costs and our business, results of operations or financial condition may be negatively impacted.

Additionally, as end-users have continued to adopt newer technologies in their facilities and homes, accelerated by the increasing adoption of IoT technologies, growth in sales of electronic security products and solutions are expected to outperform growth in sales of mechanical security products. Electronic security products and solutions are increasingly more sophisticated and technologically complex than the mechanical security products we sell, and have an increased risk of design or manufacturing defects, which could lead to product liability claims, recalls, product replacements or modifications, write-offs of inventory or other assets and significant warranty and other expenses. Product quality issues can also adversely affect the end-user experience, resulting in reputational harm, loss of competitive advantage, poor market acceptance, reduced demand for products and solutions, delay in new product and service introductions and lost sales. Further, adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and negatively affect our sales.

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

Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. For these businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard, and we may encounter other difficulties in integrating acquired businesses into our existing operations.

Acquisitions may involve significant cash expenditures, debt incurrence, operating losses and expenses. Acquisitions also involve numerous other risks, including:

•Diversion of management's time and attention from daily operations;
•Difficulties integrating acquired businesses, technologies and personnel into our business;
•Difficulties completing the transaction in a timely manner;
•Difficulties realizing synergies expected to result from acquisitions;
•Difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•Inability to obtain regulatory approvals and/or required financing on favorable terms;
•Potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;
•Difficulties competing in the new markets we enter;
•Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies;
•Dilution of interests of holders of our ordinary shares through the issuance of equity securities or equity-linked securities; and
•Difficulty in integrating financial reporting systems and implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for public companies of our size at companies that, prior to the acquisition, had lacked such controls, procedures and policies.

Further, as part of our innovation strategy, from time to time we invest in start-up companies and/or development stage technology or other companies. In evaluating these opportunities, we follow a structured evaluation process that considers factors such as potential financial returns, new expertise in emerging technology and business benefits. Despite our best efforts to calculate potential return and risk, some or all of these companies we invest in may be unprofitable at the time of, and subsequent to, our investment. We may lose money in these investments, including the potential for future impairment charges on the investments, and the anticipated benefits of the technology and business relationships may be less than expected.

We continually look to expand our services and products into new international markets, and as we do, we will have only limited experience in marketing and operating services and products in such markets. In some instances, we may rely on the efforts and abilities of third-party and foreign business partners in such markets. Certain international markets may be slower than our established markets in adopting our services and products, and our operations in such markets may not develop at a rate that supports our level of investment. In addition to the risks outlined above, expansion into certain new markets may require us to compete with local businesses with greater knowledge of the market, including the tastes and preferences of end-users and businesses with dominant market shares. Any acquisitions or investments may ultimately not be successful, may harm our business or financial condition and/or result in impairment charges.

We may pursue business opportunities that diverge from our core business.

We may pursue business opportunities that diverge from our core business, including expanding our products or service offerings, investing in new and unproven technologies and forming new alliances with companies to distribute our products and services. We can offer no assurance that any such business opportunities will prove successful. Among other negative effects, our investment in new business opportunities may exceed the returns we realize. Additionally, any new investments could have higher cost structures than our current business, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we may be required to draw on our revolving credit facility or pursue other external financing, which may not be readily available.

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

We may not be able to effectively manage and implement restructuring initiatives or other organizational changes.

We have, from time to time, restructured or made other adjustments to our workforce and manufacturing footprint in response to market or product changes, performance issues, changes in strategy, acquisitions and/or other internal and external considerations. For example, we recently announced that effective January 1, 2021, our EMEA and Asia Pacific operating segments would be combined to form the new Allegion International segment. These restructuring activities and other organizational changes often result in increased restructuring costs, diversion of management’s time and attention from daily operations and temporarily reduced productivity. If we are unable to successfully manage and implement these and other organizational changes, we may not achieve or sustain the expected growth or cost savings benefits of these activities or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other organizational changes and our Net revenues and other results of operations could be negatively affected.

Disruptions in our global supply chain, including product manufacturing and logistical services provided by supplier partners, may negatively impact our business.

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

We procure certain products, components and logistical services from supplier partners located throughout the world. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks including reduced control over quality assurance, product costs, product supply and delivery delays. If we are unable to effectively manage these relationships, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations or otherwise fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our products to our customers could be impaired and our business could be harmed.

The effects of global climate change or other unexpected events, including global health crises, may disrupt our operations and have a negative impact on our business.

The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, global health crises or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

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

Despite our implementation of cybersecurity measures which have focused on prevention, mitigation, resilience and recovery, our network and products, including access solutions, may be vulnerable to cybersecurity attacks, computer viruses, malicious codes, malware, ransomware, phishing, social engineering, denial of service, hacking, break-ins and similar disruptions. Cybersecurity attacks and intrusion efforts are continuous and evolving, and in certain cases they have been successful at the most robust institutions. The scope and severity of risks that cyber threats present have increased dramatically and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or premises, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs.
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

In addition, we operate in an environment where there are different and potentially conflicting data privacy laws and regulations in effect or expected to go into effect in the future, including regulations related to devices connected through IoT, in the various jurisdictions in which we operate, and we must understand and comply with such laws and regulations while ensuring our data is secure.

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

Our ability to successfully grow and expand our business depends on the contributions and abilities of our employees and key management, including, for example, the ability of our sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. We must therefore continue to effectively recruit, retain and motivate key management, sales and other highly qualified, skilled and diverse personnel to maintain our current business and support our projected growth. A shortage of these key employees for various reasons, including changes in laws and policies regarding immigration and work authorizations in jurisdictions where we have operations, might jeopardize our ability to grow and expand our business.

Economic, Market and Financial Risks

Our global operations subject us to economic risks.

We are incorporated in Ireland and operate in countries worldwide. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, Canada, China, Europe, Korea, Mexico, New Zealand and the Middle East. The political, economic and regulatory environments in which we operate are becoming increasingly volatile and uncertain. Accordingly, we are subject to risks that are inherent in operating globally, including:

•Changes to trade agreements, sanctions, import and export regulations, including imposition of burdensome tariffs and quotas, and customs duties;
•Changes in applicable tax regulations and interpretations;
•Economic downturns and social and political instability;
•Changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions;
•Limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;
•Sovereign debt crises and currency instability in developed and developing countries;
•Difficulty in staffing and managing global operations;
•Difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems; and
•Political unrest, national and international conflict, including war, border closures, civil disturbances and terrorist acts.

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

Demand for our security products and solutions relies on the institutional, commercial and residential construction and remodeling markets, which are marked by cyclicality based on overall economic conditions, including consumer confidence and disposable income, corporate and government spending, work-from-home trends, availability of credit and demand for new housing and infrastructure. Weakness or instability in one or more of these markets may cause current and potential customers to delay or cancel major capital projects, or otherwise choose not to make purchases, which could negatively impact the demand for our products and solutions and erode average selling prices.

Currency exchange rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk."

Approximately 30% of our 2020 Net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated Net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our results of operations. We do not hedge against all of our currency exposure and therefore, our business will continue to be susceptible to currency fluctuations.

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

At December 31, 2020, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $819.0 million and $118.3 million, respectively. Pursuant to U.S. generally accepted accounting principles ("GAAP"), we are required to annually assess our goodwill and indefinite-lived intangible assets for impairment. In addition, interim assessments must be performed for these and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Significant disruptions to our business or end market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures or market capitalization declines may result in recognition of impairment charges to our goodwill, indefinite-lived intangible or other long-lived assets. Specifically, an unanticipated deterioration in Net revenues and/or operating margins generated by our newly created Allegion International segment could trigger future impairments. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods when recognized.

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

We have approximately $1.4 billion of outstanding indebtedness at December 31, 2020. In addition, we have a senior unsecured revolving credit facility (the "Revolving Facility") that permits borrowings of up to an additional $500 million. Volatility in the credit markets could adversely impact our ability to obtain favorable financing terms in the future. A portion of our cash flows from operations is dedicated to servicing our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchases or future business opportunities.

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

Additionally, at December 31, 2020, our borrowings included a variable rate term loan facility indexed to LIBOR (the "Term Facility", and together with the Revolving Facility, the "Credit Facilities") with an outstanding balance of $238.8 million, which exposes us to variable interest rate risk. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings under our Revolving Facility. If LIBOR or other applicable base rates under our Credit Facilities increase in the future, our Interest expense could increase. Additionally, the regulator that oversees LIBOR has announced that it cannot guarantee LIBOR's availability after 2021. In the event LIBOR is discontinued, replaced, significantly changed or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of our applicable interest rate or required payment amounts for our Credit Facilities. This could also require different hedging strategies and require renegotiation of our existing Credit Facilities. While we do not currently anticipate the transition from LIBOR and the risks thereto to have a material adverse effect on us, it remains uncertain at this time.

Legal and Compliance Risks

We are subject to risks related to corporate social responsibility and reputational matters.

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders on environmental, social and governance ("ESG") practices and disclosure – and if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, inclusion and diversity, workplace conduct and support for local communities, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations.

In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

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

We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, environmental, product liability, antitrust, intellectual property, data protection, privacy and labor and employment matters) that cannot be predicted with certainty. As required by GAAP, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve, and we may be required to make additional material payments.

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

Certain environmental laws assess liability on current or previous owners of real property or operators of manufacturing facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws and certain non-U.S. laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from U.S. and non-U.S. governmental agencies, including the EPA and similar state environmental agencies, that conditions at a number of current and formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims from such sites. For more information, see "Item 1. Business - Regulatory Matters."

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

We could be subject to changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities.

Our future effective tax rate and cash tax obligations could be adversely affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, interpretations or accounting principles, as well as certain discrete items. In addition, we are subject to regular review and audit by tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, due to shifting economic and political conditions, tax policies, laws, interpretations and rates in various jurisdictions may be subject to significant change, which could materially affect our financial position and results of operations. For example, many countries in Europe, as well as a number of other countries and organizations, have recently proposed, recommended or implemented changes to existing tax laws or have enacted new laws that could significantly increase our effective tax rate or cash tax obligations in countries where we do business or require us to change the manner in which we operate our business.
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

The realization of any tax benefit related to our incorporation and tax residence in Ireland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the tax authorities of many jurisdictions. From time to time, proposals have been made and/or legislation introduced to change the tax laws of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or our effective tax rate. Moreover, other legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments, which could increase our tax liability. We cannot predict the outcome of any specific legislation in any jurisdiction.

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

In certain circumstances, we are required to deduct Irish dividend withholding tax of 25% from dividends paid to our shareholders. In the majority of cases, shareholders residing in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could discourage the investment in our stock and adversely impact the price of our shares.

Dividends received by our shareholders may be subject to Irish income tax.

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

Our Memorandum and Articles of Association contains provisions to deter takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, amongst others:

•A provision of our Articles of Association which generally prohibits us from engaging in a business combination with an interested shareholder (being (i) the beneficial owner, directly or indirectly, of 10% or more of our voting shares or (ii) an affiliate or associate of us that has at any time within the last five years been the beneficial owner, directly or indirectly, of 10% or more of our voting shares), subject to certain exceptions;
•Rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•The right of our Board of Directors to issue preferred shares without shareholder approval in certain circumstances, subject to applicable law; and
•The ability of our Board of Directors to set the number of directors and to fill vacancies on our Board of Directors.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES

We operate through a broad network of sales offices, engineering centers, 30 production and assembly facilities and several distribution centers throughout the world. Our active properties represent about 6.3 million square feet, of which approximately 37% is leased.
We own 16 of our production and assembly facilities, with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of executive officers of the Company as of February 16, 2021.

David D. Petratis, age 63, has served as our Chairman, President and Chief Executive Officer since 2013.

Patrick S. Shannon, age 58, has served as our Senior Vice President and Chief Financial Officer since 2013.

Jeffrey N. Braun, age 61, has served as our Senior Vice President and General Counsel since 2014. Mr. Braun also served as Secretary from 2018 to 2020.

Timothy P. Eckersley, age 59, has served as our Senior Vice President – Allegion International since 2021. Mr. Eckersley served as our Senior Vice President – Americas from 2013 to 2020.

Cynthia D. Farrer, age 58, has served as our Vice President – Global Operations and Integrated Supply Chain since October 2020. Ms. Farrer served as our Vice President, Global Supply Management from 2017 to 2020 and as our Vice President, Operations – Americas from 2013 to 2017.

Tracy L. Kemp, age 52, has served as our Senior Vice President – Chief Information and Digital Officer since December 2020. Ms. Kemp served as our Senior Vice President – Chief Customer and Digital Officer from 2019 to December 2020. Ms. Kemp also served as our Senior Vice President and Chief Information Officer from 2015 to 2019.

Robert C. Martens, age 50, has served as our Senior Vice President – Chief Innovation and Design Officer since 2019 and Futurist and President of Allegion Ventures since 2017. Mr. Martens served as Futurist of the Americas region and Director of Connectivity Platforms from 2014 to 2017.

Shelley A. Meador, age 49, has served as our Senior Vice President – Human Resources and Communications since 2016. Ms. Meador served as our Vice President – Tax from 2013 to 2016.

Luis J. Orbegoso, age 50, has served as our Senior Vice President – Allegion Americas since February 2021. Mr. Orbegoso previously served as President and Chief Operating Officer at American Residential Services (ARS, a residential HVAC and plumbing company) from 2017 to 2020 and as President, ADT Business at ADT Corporation (currently ADT Inc., a leading provider of security, automation and smart home solutions) from 2013-2016.

Douglas P. Ranck, age 62, has served as our Vice President, Controller and Chief Accounting Officer since 2013.

Vincent Wenos, age 54, has served as our Senior Vice President – Chief Technology Officer since 2019. Mr. Wenos served as our Vice President – Global Technology and Engineering from 2018 to 2019 and served as both our Vice President – Americas Engineering and Vice President – Global Mechanical Products from 2016 to 2018. Mr. Wenos previously served as Vice President – Product Development and Technology at Stanley Black & Decker, Inc. (a global diversified consumer and industrial products company).

All above-listed officers except for Mr. Orbegoso and Mr. Wenos have been employed by the Company for more than the past five years. No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified or their earlier death, resignation or removal from office by the Board of Directors of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the NYSE under the symbol ALLE. As of February 11, 2021, the number of record holders of ordinary shares was 2,301. Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our Proxy Statement.

Dividend Policy

Our Board of Directors declared dividends of $0.32 per ordinary share on February 6, 2020, April 8, 2020, September 1, 2020 and December 2, 2020. On February 5, 2021, our Board of Directors declared a dividend of $0.36 per ordinary share payable March 31, 2021. We paid a total of $117.3 million in cash for dividends to ordinary shareholders during the year ended December 31, 2020. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc (ALLE-Ireland) and are unrelated to any U.S. GAAP reporting amount (e.g. retained earnings). As of December 31, 2020, we had distributable reserves of $3.8 billion. In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2020 Share Repurchase Authorization (000s)
October 1 - October 31	382	$102.51	382	$689,782
November 1 - November 30	313	108.09	313	655,907
December 1 - December 31	370	112.81	370	614,192
Total	1,065	$107.73	1,065	$614,192

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

Performance Graph

The annual changes for the five-year period shown below are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 31, 2015, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2020.

250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Allegion plc
S&P 500
S&P 400 Capital Goods

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Allegion plc	100.00	97.80	122.55	124.00	195.77	185.22
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 400 Capital Goods	100.00	131.93	164.51	141.46	187.79	225.05

Item 6.     SELECTED FINANCIAL DATA (1)
In millions, except per share amounts:

As of and for the years ended December 31,	2020		2019		2018		2017		2016

Net revenues	$2,719.9		$2,854.0		$2,731.7		$2,408.2		$2,238.0

Net earnings attributable to Allegion plc ordinary shareholders	314.3	(a)	401.8	(b)	434.9	(c)	273.3	(d)	229.1	(e)

Total assets	3,069.4		2,967.2		2,810.2		2,542.0		2,247.4

Total debt	1,429.6		1,427.7		1,444.8		1,477.3		1,463.8

Total Allegion plc shareholders’ equity	829.4		757.4		651.0		401.6		113.3

Earnings per share attributable to Allegion plc ordinary shareholders:
Basic:	$3.41		$4.29		$4.58		$2.87		$2.39
Diluted:	$3.39		$4.26		$4.54		$2.85		$2.36

Dividends declared per ordinary share	$1.28		$1.08		$0.84		$0.64		$0.48

(a)Net earnings for the year ended December 31, 2020, includes goodwill and intangible asset impairment charges of $99.0 million (net of tax), predominantly related to the economic challenges stemming from the ongoing COVID-19 pandemic and the expected impacts on the future cash flows in our EMEA and Asia Pacific segments, as well as a $37.9 million loss on assets held for sale at December 31, 2020 related to our Qatar Metal Industries ("QMI") business.
(b)Net earnings for the year ended December 31, 2019, includes a $31.4 million (net of tax) loss related to the divestitures of our business operations in Colombia and Turkey.
(c)Net earnings for the year ended December 31, 2018, includes a $21.9 million tax benefit related to an adjustment to the provisional amounts previously recognized related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act (the "Tax Reform Act").
(d)Net earnings for the year ended December 31, 2017, includes $44.7 million of costs related to the refinancing of our credit facilities and senior notes and a net tax charge of $53.5 million related to the Tax Reform Act.
(e)Net earnings for the year ended December 31, 2016, includes $84.4 million of losses related to our previously divested Systems Integration business.

(1) The Company has not restated 2016 - 2017 for the impact of the adoption of ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") as of January 1, 2018, nor has the Company restated the Total assets for 2016 - 2018 for the impact of the adoption of ASC Topic 842, "Leases" as of January 1, 2019. The impact of excluding these standards in prior period presentation is not material.

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

Recent Developments

COVID-19 Pandemic

In March 2020, a global pandemic was declared by the WHO related to COVID-19. The impacts of the COVID-19 pandemic negatively affected the global economy, disrupted supply chains and created significant volatility and disruption in financial markets. The outbreak and spread of COVID-19 also resulted in a substantial curtailment of business activities worldwide, including the major geographic markets we serve. As part of the efforts to contain the spread of COVID-19, federal, state and local governments have imposed various restrictions on the conduct of business and travel, such as stay-at-home orders, travel restrictions and quarantines. These measures, as well as changes in employee health and safety concerns and consumer spending patterns, trends and preferences, have led to widespread business closures and lower demand for our products, with the most pronounced negative impacts of these measures on our results of operations occurring during the second quarter of 2020. Further, changes in commercial real estate occupancy, constraints on government and institutional budgets and the uncertain business climate have led to declines and delays in new construction activity and discretionary projects, including in many of the commercial and institutional construction markets we serve.

As the pandemic and resulting economic challenges have adversely impacted, and will likely continue to adversely impact us, we continue to closely monitor their effects on all aspects of our business and the markets in which we operate. Throughout the pandemic, our primary focus has been, and continues to be, the health and safety of employees, our business continuity plan, meeting the evolving needs of our customers and the well-being of the many communities around the world in which we operate. During the early months of the pandemic, we experienced temporary production shut-downs due either to government mandate or to help ensure employee safety, most notably in Italy and the Baja region of Mexico. However, the vast majority of our manufacturing facilities have remained open and operational throughout 2020, in part due to the numerous health and safety measures we adopted to promote the health and safety of our workforce and because many of our global operations have been deemed essential businesses. All of our global production and assembly facilities were operational as of December 31, 2020, and while we currently expect they will remain operational for the foreseeable future, such expectation is dependent upon future governmental actions, demand for our products, the stability of our global supply chain and our ability to continue to operate in a safe manner.

We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so. We will also continue to serve our customers when needed through our channel partners or inventory on hand. To the extent any additional temporary closures or adjustments to production are necessary, such measures will be implemented in a way that allows us to resume operations in an efficient and safe manner, while also minimizing disruption to customers and our overall business, including prudent measures to mitigate, to the extent possible, any financial impacts, although any additional local orders or decrees resulting in new temporary shut-downs will drive further unfavorable impacts to our operations, ability to serve our customers and potentially, our financial position and liquidity. The pandemic will likely continue to impact us in numerous and evolving ways that we may not be able to accurately predict; however, we will continue to closely monitor its impact on our business, employees, customers, suppliers, distribution channels and other business partners, and we believe that our actions taken to date, our financial flexibility and potential measures within our control will allow us to maintain a sound financial position and provide for adequate resources to fund our ongoing operating and financing needs.

Additionally, as a response to the COVID-19 pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law, which included measures to assist companies in response to the COVID-19 pandemic. One measure allowed companies to defer the remittance of the employer portion of the social security tax through December 31, 2020, with half the amount deferred required to be paid by December 31, 2021, and the other half by December 31, 2022. Through December 31, 2020, we have elected to defer approximately $13 million under this provision, which is classified in Accrued expenses and other current liabilities and Other noncurrent liabilities within our Consolidated Balance Sheet. A second measure of the CARES Act raised the limit on business interest deductions from 30% to 50% of adjusted taxable income for tax years 2019 and 2020. This increased interest limitation resulted in approximately $20 million of reduced cash tax payments in 2020. Each of these two measures has resulted in a benefit to our cash flows from operations for the year ended December 31, 2020; however, neither measure is expected to materially impact our effective tax rate, and no income tax effects have been recorded during the year ended December 31, 2020.

The challenges and uncertainties related to the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows, as well as a number of other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors."

2020 and 2019 Significant Events

Acquisitions

In December 2020, we acquired Yonomi, Inc. ("Yonomi), a U.S. based smart home integration platform provider and innovation leader in IoT Cloud platforms. Yonomi has been integrated into our Americas segment.

Impairment of Goodwill and Intangible Assets

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we performed interim impairment tests on the goodwill balances of our EMEA and Asia Pacific reporting units, as well as on certain indefinite-lived trade name assets in these two regions, during the first quarter of 2020. As discussed in Notes 5 and 6 to the Consolidated Financial Statements, the results of these interim impairment tests indicated that the estimated fair value of our Asia Pacific reporting unit and three indefinite-lived trade names were impaired. Consequently, goodwill and intangible asset impairment charges totaling $96.3 million were recorded.

Further impairment charges were recorded in our Asia Pacific segment during the year ended December 31, 2020, including $2.6 million related to supply chain disruptions that reduced a brand's expected future cash flows and $2.8 million related to declines in volumes and pricing pressure for a separate subsidiary in the region.

Loss on Assets Held for Sale

The assets and liabilities of our QMI business met the criteria to be classified as held for sale as of December 31, 2020. Accordingly, QMI's net assets, which primarily included working capital and long-lived assets, were written down to fair value, estimated based on expected sales proceeds, less cost to sell, resulting in a Loss on assets held for sale of $37.9 million.

Turkey and Colombia Divestitures

In 2019, we closed our production facility in Turkey to help streamline our footprint in EMEA and subsequently sold certain of the production assets, which represented a business, for total proceeds of approximately $4.1 million. We recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by the reclassification of $25.0 million of accumulated foreign currency translation adjustments to earnings upon sale. We also sold our interests in our Colombia operations in 2019 for a nominal amount, recording a net loss on divestiture of $5.9 million, of which $1.2 million related to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale.

2020 Dividends and Share Repurchases

We paid quarterly dividends of $0.32 per ordinary share to shareholders on record as of March 17, 2020, June 16, 2020, September 16, 2020, and December 16, 2020. We paid a total of $117.3 million in cash for dividends to ordinary shareholders and repurchased approximately 1.9 million shares for approximately $208.8 million during the year ended December 31, 2020.

Other Financing Activities

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

Subsequent Event

Effective January 1, 2021, we have combined our EMEA and Asia Pacific operations into a new segment named Allegion International, in addition to renaming our Americas segment "Allegion Americas". The new Allegion International segment has been created to drive speed and efficiency, simplify our operating segments and optimize our non-U.S. operations.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share amounts	2020	% of Net revenues	2019	% of Net revenues
Net revenues	$2,719.9		$2,854.0
Cost of goods sold	1,541.1	56.7%	1,601.7	56.1%
Selling and administrative expenses	635.7	23.4%	681.3	23.9%
Impairment of goodwill and intangible assets	101.7	3.7%	5.9	0.2%
Loss on assets held for sale	37.9	1.4%	—	—%
Operating income	403.5	14.8%	565.1	19.8%
Interest expense	51.1		56.0
Loss on divestitures	—		30.1
Other (income) expense, net	(13.0)		3.8
Earnings before income taxes	365.4		475.2
Provision for income taxes	50.9		73.1
Net earnings	314.5		402.1
Less: Net earnings attributable to noncontrolling interests	0.2		0.3
Net earnings attributable to Allegion plc	$314.3		$401.8

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$3.39		$4.26
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the years presented and form the basis used by management to evaluate the financial performance of the business. For a discussion of our results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K filed with the SEC on February 18, 2020.
Net Revenues
Net revenues for the year ended December 31, 2020, decreased by 4.7%, or $134.1 million, compared to the same period in 2019, due to the following:

Pricing	1.0%
Volume	(5.8)%
Divestitures	(0.3)%
Currency exchange rates	0.4%
Total	(4.7)%
The decrease in Net revenues was principally driven by lower volumes across all regions, primarily due to the economic challenges stemming from the ongoing COVID-19 pandemic, particularly during the second quarter of 2020. The decrease was, to a lesser degree, due to the impact of the divestitures of our Colombia and Turkey businesses in 2019, as discussed above. These decreases were slightly offset by improved pricing and the impact of foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.

Cost of Goods Sold
For the year ended December 31, 2020, Cost of goods sold as a percentage of Net revenues increased to 56.7% from 56.1%, due to the following:

Inflation in excess of pricing and productivity	0.2%
Volume / product mix	0.8%
Divestitures	(0.1)%
Currency exchange rates	(0.2)%
Restructuring expenses	(0.1)%
Total	0.6%
Costs of goods sold as a percentage of Net revenues for the year ended December 31, 2020, increased primarily due to the impact of reduced volumes and product mix and, to a lesser extent, inflation in excess of pricing and productivity. Inflation in excess of pricing and productivity was driven by productivity challenges stemming from the temporary closures during the second quarter discussed above; labor inefficiencies, such as increased absenteeism; and, increased costs related to ensuring a safe and healthy work environment in light of the COVID-19 pandemic. These increases were partially offset by certain non-U.S. government incentives, which were included within inflation in excess of pricing and productivity, as well as the impacts of the divestitures discussed above, foreign currency exchange rate movements and a year-over-year decrease in restructuring expenses. The year-over-year decrease in restructuring expenses impacting Costs of goods sold is due to the prior year restructuring costs related to the closure of our production facility in Turkey in 2019.
Inflation in excess of pricing and productivity includes the impact to Cost of goods sold from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials and cost reductions related to improvements to our manufacturing design and processes. Inflation includes unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes.
Volume/product mix represents the impact due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Selling and Administrative Expenses

For the year ended December 31, 2020, Selling and administrative expenses as a percentage of Net revenues decreased to 23.4% from 23.9%, due to the following:

Productivity in excess of inflation	(2.3)%
Volume leverage	1.4%
Investment spending	0.1%
Currency exchange rates	(0.1)%
Restructuring / acquisition expenses	0.4%
Total	(0.5)%
Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2020, decreased primarily due to productivity benefits in excess of inflation and foreign currency exchange rate movements. These decreases were partially offset by unfavorable leverage due to lower volumes, increased investment spending and a year-over-year increase in restructuring and acquisition expenses.

Productivity in excess of inflation includes the impact from reductions in selling and administrative expenses due to productivity projects and current period costs of ongoing selling and administrative functions compared to the same ongoing expenses in the prior period. Productivity in excess of inflation also reflects the benefits of certain non-U.S. government incentives, reductions in variable compensation and reductions or delays of other business spending in the current year, in response to the COVID-19 pandemic.
Volume leverage represents the contribution margin related to changes in sales volume, excluding the impact of price, productivity, mix and inflation. Expenses related to increased head count for strategic initiatives, new facilities or significant improvements for strategic initiatives and new product development, are captured in Investment spending in the table above.
Operating Income/Margin
Operating income for the year ended December 31, 2020, decreased $161.6 million from the same period in 2019, and Operating margin decreased to 14.8% from 19.8%, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2019	$565.1	19.8%
Pricing and productivity in excess of inflation	66.7	2.1%
Volume / product mix	(94.9)	(2.3)%
Currency exchange rates	8.6	0.2%
Investment spending	(2.1)	(0.1)%
Divestitures	0.6	0.1%
Restructuring / acquisition expenses	(6.8)	(0.3)%
Impairment of goodwill and intangible assets	(95.8)	(3.4)%
Loss on assets held for sale	(37.9)	(1.3)%
December 31, 2020	$403.5	14.8%
The decreases in Operating income and Operating margin were largely driven by our current year goodwill and intangible asset impairment charges and loss on assets held for sale related to our QMI business. As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we determined a triggering event had occurred as of March 31, 2020, and performed interim impairment testing on the goodwill balances of our EMEA and Asia Pacific reporting units, as well as on certain indefinite-lived trade name assets in these two regions, which resulted in impairment charges totaling $96.3 million. Additional intangible asset impairments of $2.6 million and $2.8 million were recorded in our Asia Pacific segment in the third and fourth quarters of 2020, respectively. Further, as we concluded that the net assets of our QMI business met the criteria to be classified as held for sale as of December 31, 2020, they were written down to fair value, estimated based on expected sales proceeds, less cost to sell, which resulted in a loss of $37.9 million.

The decreases in Operating income and Operating margin were also attributable to unfavorable volume/product mix, a year-over-year increase in restructuring and acquisition expenses and increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestitures discussed above.

Interest Expense

Interest expense for the year ended December 31, 2020, decreased $4.9 million compared to 2019, which is due to a lower weighted-average interest rate during the current year on our outstanding indebtedness and a $2.7 million prior year charge for the write-off of previously deferred financing costs related to the Term Facility, which did not recur in the current period.

Loss on Divestitures

In 2019, we closed our production facility in Turkey and subsequently sold certain of the production assets thereof, which represented a business, for total proceeds of approximately $4.1 million. We recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by the reclassification of $25.0 million of accumulated foreign currency translation adjustments to earnings upon sale. We also sold our interests in our Colombia operations in 2019 for a nominal amount, recording a net loss on divestiture of $5.9 million, of which $1.2 million related to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale.

Other (Income) Expense, net

The components of Other (income) expense, net, for the years ended December 31 were as follows:

In millions	2020	2019
Interest income	$(0.9)	$(1.8)
Foreign currency exchange loss	0.7	1.8
(Earnings) loss from equity method investments	(0.3)	0.1
Net periodic pension and postretirement benefit (income) cost, less service cost	(2.2)	6.8
Other	(10.3)	(3.1)
Other (income) expense, net	$(13.0)	$3.8

For the year ended December 31, 2020, Other (income) expense, net was favorable $16.8 million compared to 2019, primarily due to gains of $12.8 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of two legal entities in our EMEA region, which are included within Other in the table above, as well as favorable net periodic pension and postretirement benefit (income) cost, less service cost in 2020 compared to 2019.

Provision for Income Taxes

For the year ended December 31, 2020, our effective tax rate was 13.9%, compared to 15.4% for the year ended December 31, 2019. The decrease in the effective tax rate was primarily due to the favorable mix of income earned in lower tax rate jurisdictions, partially offset by the unfavorable tax impact related to goodwill and intangible asset impairment charges and the unfavorable year-over-year change in the amounts recognized for valuation allowances.
Review of Business Segments

We operate in and report financial results for three segments: Americas, EMEA and Asia Pacific. Beginning in the second quarter of 2020, results for the Company's India operations have been included within the Asia Pacific segment results, due to an operational change. This change did not result in a material impact to Segment results of operations for either the EMEA or Asia Pacific segment. These segments represent the level at which our chief operating decision maker reviews company financial performance and makes operating decisions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the years ended December 31

In millions	2020	2019	% Change
Net revenues
Americas	$2,016.7	$2,114.5	(4.6)%
EMEA	554.6	572.5	(3.1)%
Asia Pacific	148.6	167.0	(11.0)%
Total	$2,719.9	$2,854.0

Segment operating income (loss)
Americas	$580.2	$611.6	(5.1)%
EMEA	(5.4)	34.3	(115.7)%
Asia Pacific	(96.7)	0.5	N/M
Total	$478.1	$646.4

Segment operating margin
Americas	28.8%	28.9%
EMEA	(1.0)%	6.0%
Asia Pacific	(65.1)%	0.3%
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

Net revenues
Net revenues for the year ended December 31, 2020, decreased by 4.6%, or $97.8 million, compared to the same period in 2019, due to the following:

Pricing	1.1%
Volume	(5.3)%
Divestitures	(0.4)%
Total	(4.6)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic, as well as the impact of the divestiture of our Colombia business in 2019. These decreases were partially offset by improved pricing. Net revenues from residential products for the year ended December 31, 2020, increased mid-single digits compared to the same period in the prior year, primarily driven by higher volumes. Net revenues from non-residential products for the year ended December 31, 2020, decreased high single digits compared to the prior year, primarily driven by lower volumes. As a result of the COVID-19 pandemic, there have been changes in commercial real estate occupancy, constraints on government and institutional budgets and an overall uncertain business climate, which have led to declines and delays in new construction activity and discretionary projects in the non-residential construction markets we serve. These challenges are expected to continue in 2021, but the long-term impacts of the pandemic and related market disruption are not yet known.
Additionally, as end-users have continued to adopt newer technologies in their facilities and homes, accelerated by the increasing adoption of the Internet of Things ("IoT"), growth in electronic security products and solutions has become an increased metric monitored by management and of focus to our investors. For the year ended December 31, 2020, Net revenues from the sale of electronic products in the Americas segment decreased mid-single digits compared to the same period in the prior year, primarily driven by lower volumes due to delays in discretionary projects. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.

Operating income/margin
Segment operating income for the year ended December 31, 2020, decreased $31.4 million, and Segment operating margin decreased to 28.8% from 28.9% compared to the same period in 2019, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2019	$611.6	28.9%
Pricing and productivity in excess of inflation	31.0	1.1%
Volume / product mix	(64.8)	(1.5)%
Currency exchange rates	5.9	0.3%
Investment spending	(2.0)	(0.1)%
Divestitures	0.7	0.2%
Restructuring / acquisition expenses	(2.2)	(0.1)%
December 31, 2020	$580.2	28.8%
The decreases in Segment operating income and Segment operating margin were primarily due to unfavorable volume/product mix, as well as increased investment spending and year-over-year increases in restructuring and acquisition expenses. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and the impact of the divestiture of our Colombia business in 2019. As a result of the ongoing COVID-19 pandemic, certain of our facilities in the Americas experienced productivity challenges due to temporary closures and lower volume and demand, particularly during the second quarter; however, these productivity decreases were more than offset by reductions in variable compensation and reductions or delays of other business spending.

EMEA
Our EMEA segment provides security products, services and solutions in approximately 80 countries throughout Europe, the Middle East and Africa. The segment offers end-users a broad range of products, services and solutions including, locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, Briton, CISA, Interflex and SimonsVoss. This segment also resells LCN, Schlage and Von Duprin products, primarily in the Middle East.
Net revenues
Net revenues for the year ended December 31, 2020, decreased by 3.1%, or $17.9 million, compared to the same period in 2019, due to the following:

Pricing	0.9%
Volume	(6.0)%
Divestitures	(0.2)%
Currency exchange rates	2.2%
Total	(3.1)%
The decrease in Net revenues was principally driven by lower volumes due to the economic challenges stemming from the ongoing COVID-19 pandemic, particularly during the second quarter, as well as the divestiture of our Turkey business in 2019. These decreases were partially offset by improved pricing and favorable foreign currency exchange rate movements.

Operating income (loss)/margin
Segment operating income (loss) for the year ended December 31, 2020, was unfavorable $39.7 million, and Segment operating margin decreased to (1.0)% from 6.0% compared to the same period in 2019, due to the following:

In millions	Operating Income (Loss)	Operating Margin
December 31, 2019	$34.3	6.0%
Pricing and productivity in excess of inflation	15.0	2.6%
Volume / product mix	(22.4)	(3.8)%
Currency exchange rates	2.8	0.4%
Investment spending	(0.3)	(0.1)%
Divestitures	(0.1)	—%
Restructuring / acquisition expenses	3.1	0.5%
Impairment of intangible assets	0.1	—%
Loss on assets held for sale	(37.9)	(6.6)%
December 31, 2020	$(5.4)	(1.0)%
Segment operating income (loss) was unfavorable primarily due to the loss on assets held for sale related to our QMI business, unfavorable volume/product mix and, to a lesser extent, increased investment spending and the impact of the divestiture of our Turkey business in 2019. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements, year-over-year decreases in restructuring and acquisition expenses and intangible asset impairment charges. Certain of our facilities in EMEA did experience productivity challenges as a result of the COVID-19 pandemic due to temporary closures and lower volume and demand, particularly during the second quarter in Italy; however, this was more than offset by the benefits of certain government incentives and reductions in variable compensation and other business spending. Pricing and productivity in excess of inflation also includes the impact of a $5.1 million environmental remediation charge incurred during the fourth quarter of 2020.
Segment operating margin decreased primarily due to the loss on assets held for sale, unfavorable volume/product mix and increased investment spending. These decreases were partially offset by pricing improvements and productivity in excess of inflation, foreign currency exchange rate movements and year-over-year decreases in restructuring and acquisition expenses.

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

Net revenues
Net revenues for the year ended December 31, 2020, decreased by 11.0%, or $18.4 million, compared to the same period in 2019, due to the following:

Pricing	(0.7)%
Volume	(9.9)%
Currency exchange rates	(0.4)%
Total	(11.0)%
The decrease in Net revenues was principally driven by lower volumes in our Korea business, declines attributable to the economic challenges stemming from the ongoing COVID-19 pandemic and weakness in end markets throughout the region. Unfavorable foreign currency exchange rate movements and lower pricing also contributed to the decrease in Net revenues during the current year.

Operating income (loss)/margin
Segment operating income (loss) for the year ended December 31, 2020, was unfavorable $97.2 million, and Segment operating margin decreased to (65.1)% from 0.3% compared to the same period in 2019, due to the following:

In millions	Operating Income (Loss)	Operating Margin
December 31, 2019	$0.5	0.3%
Pricing and productivity in excess of inflation	8.2	4.9%
Volume / product mix	(7.7)	(4.9)%
Currency exchange rates	(0.1)	(0.1)%
Investment spending	0.8	0.5%
Restructuring / acquisition expenses	(2.5)	(1.5)%
Impairment of goodwill and intangible assets	(95.9)	(64.3)%
December 31, 2020	$(96.7)	(65.1)%
The decreases to Segment operating income (loss) and Segment operating margin were both primarily due to an $88.1 million goodwill impairment charge in the first quarter of 2020 and increased year-over-year intangible asset impairment charges, as well as unfavorable volume/product mix, year-over-year increases in restructuring and acquisition expenses and foreign currency exchange rate movements. These decreases were partially offset by productivity improvements in excess of lower pricing and inflation and decreased investment spending. Pricing and productivity in excess of inflation includes the impact of a $4.0 million gain on the sale of a building within the region during the fourth quarter of 2020.

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

Throughout 2020, we have closely monitored the developments related to the COVID-19 pandemic, including the resulting uncertainties around customer demand, supply chain disruption, the availability and cost of materials, customer and supplier financial condition, levels of liquidity and our ongoing compliance with debt covenants. While our business and results of operations have been negatively impacted by the pandemic and the resulting global economic slowdown, we have no required principal payments on our long-term debt until September 2022, maintain cash and cash equivalents of $480.4 million and have unused availability of $485.0 million under our Revolving Facility as of December 31, 2020. Further, our business operates with low capital intensity, providing financial flexibility during this time of continued uncertainty. We believe that our actions taken to date, future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within our control to maintain a sound financial position and liquidity, will provide adequate resources to fund our operating and financing needs.

The following table reflects the major categories of cash flows for the years ended December 31. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by operating activities	$490.3	$488.2
Net cash used in investing activities	(56.7)	(77.6)
Net cash used in financing activities	$(321.9)	$(342.2)
Operating activities

Net cash provided by operating activities for the year ended December 31, 2020, increased $2.1 million compared to 2019. As discussed above, Net cash provided by operating activities for the year ended December 31, 2020, included benefits totaling approximately $30 million due to measures included in the CARES Act.

Investing activities

Net cash used in investing activities for the year ended December 31, 2020, decreased $20.9 million compared to 2019, primarily due to a decrease in capital expenditures.

Financing activities

Net cash used in financing activities for the year ended December 31, 2020, decreased $20.3 million compared to 2019. The year over-year reductions in debt repayments and cash used to repurchase shares of $17.7 million and $17.2 million, respectively, were partially offset by a year-over-year increase in dividend payments to ordinary shareholders of $16.7 million.

Capitalization

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2020	2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.6	0.7
Total borrowings outstanding	1,439.4	1,439.5
Less discounts and debt issuance costs, net	(9.8)	(11.8)
Total debt	1,429.6	1,427.7
Less current portion of long-term debt	0.2	0.1
Total long-term debt	$1,429.4	$1,427.6
As of December 31, 2020, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022.

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

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2020, there were no borrowings outstanding on the Revolving Facility, and we had $15.0 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At December 31, 2020, outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.51%.

As of December 31, 2020, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes") and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes", and all three senior notes collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At December 31, 2020, we have analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

Defined Benefit Plans

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

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods:

In millions	2021	2022-2023	2024-2025	Thereafter	Total
Long-term debt (including current maturities)	$0.2	$239.1	$400.1	$800.0	$1,439.4
Interest payments on long-term debt	45.6	85.4	66.0	77.3	274.3
Purchase obligations	462.5	—	—	—	462.5
Operating leases	30.4	38.2	16.8	19.5	104.9
Total contractual cash obligations	$538.7	$362.7	$482.9	$896.8	$2,281.1
Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of December 31, 2020. As the timing and amounts of our future expected obligations under our defined benefit plans, income taxes, environmental and product liability matters are uncertain, they have not been included in the contractual cash obligations table above, but rather, are discussed below:
Defined Benefit Pension and Postretirement ("OPEB") Plans

At December 31, 2020, we had net pension liabilities of $20.2 million, which consist of plan assets of $796.9 million and benefit obligations of $817.1 million. It is our objective to contribute to our pension plans in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. At December 31, 2020, the funded status of our qualified pension plan for U.S. employees increased to 98.7% from 93.5% at December 31, 2019. The funded status for our non-U.S. pension plans increased to 101.8% at December 31, 2020 from 101.1% at December 31, 2019. The funded status for all of our pension plans at December 31, 2020 increased to 97.5% from 95.3% at December 31, 2019. We currently project that approximately $11.4 million will be contributed to our plans worldwide in 2021.

At December 31, 2020, we also had OPEB obligations of $5.2 million. We fund OPEB costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidies, are not expected to be material in 2021. See Note 12 to the Consolidated Financial Statements for additional information related to our pension and OPEB obligations.

Income Taxes

At December 31, 2020, we have total unrecognized tax benefits for uncertain tax positions of $41.2 million and $7.6 million of related accrued interest and penalties, net of tax. These liabilities have been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.

Contingent Liabilities

We are involved in various litigation, claims and administrative proceedings, including those related to environmental, asbestos-related and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities and will likely be resolved over an extended period of time. See Note 21 to the Consolidated Financial Statements for additional information.

Guarantor Financial Information

In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rules focus on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. We adopted these amendments on March 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year, and the location of the required disclosures has been moved outside the Notes to the Consolidated Financial Statements and is provided below.

Allegion US Holding Company Inc. ("Allegion US Hold Co") is the issuer of the 3.200% Senior Notes and 3.550% Senior Notes and is the guarantor of the 3.500% Senior Notes. Allegion plc (the “Parent”) is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.200% Senior Notes and 3.550% Senior Notes. Allegion US Hold Co is 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.

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

Selected Condensed Statement of Comprehensive Income Information

	Year ended December 31, 2020
In millions	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—
Gross profit	—	—
Operating loss	(7.5)	(0.2)
Equity earnings in affiliates, net of tax	358.8	216.5
Transactions with related parties and subsidiaries(a)	(15.3)	(39.3)
Net earnings	314.3	164.7
Net earnings attributable to the entity	314.3	164.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	December 31, 2020
In millions	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$20.0
Total current assets	19.0	38.7
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,644.2
Total noncurrent assets	1,793.3	1,671.8
Current liabilities:
Amounts due to related parties and subsidiaries	$197.5	$183.9
Total current liabilities	204.4	190.7
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	507.3	2,463.9
Total noncurrent liabilities	1,143.2	3,267.3

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
The following is a summary of certain accounting estimates and assumptions made by management that we consider critical:
•Goodwill – Goodwill is tested annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate the fair value of a reporting unit is more likely than not less than its carrying amount. Recoverability of goodwill is measured at the reporting unit level and starts with a comparison of the carrying amount of a reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of the reporting unit's goodwill.

As quoted market prices are not available for our reporting units, the calculation of their estimated fair values is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation. The income approach relies on the Company’s estimates of revenue growth rates, terminal growth rates, margin assumptions and discount rates to estimate future cash flows and explicitly addresses factors such as timing, with due consideration given to forecasting risk. The market approach requires determining an appropriate peer group, which is utilized to derive estimated fair values of our reporting units based on selected market multiples. The market approach reflects the market’s expectations for future growth and risk, with adjustments to account for differences between the selected peer group companies and the subject reporting units.
As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, we concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of our EMEA and Asia Pacific reporting units. Given the high degree of market volatility and lack of reliable market data that existed as of March 31, 2020, we determined a discounted cash flow model (income approach) provided the best approximation of fair value of the EMEA and Asia Pacific reporting units for the purpose of performing these interim tests. This was a change in estimate, as historically our determination of reporting unit fair values has been estimated based on both an income and a market approach, as discussed above, with each method being weighted in the calculation. The results of the interim impairment testing indicated the estimated fair value of the Asia Pacific reporting unit was less than its carrying value, and consequently, a goodwill impairment charge of $88.1 million was recorded.
As markets stabilized throughout the year, we reverted to utilizing both an income and market approach while performing our annual impairment test in the fourth quarter. The estimated fair values for each of our reporting units exceeded their carrying values by more than 20% for the annual 2020 goodwill impairment test, completed in the fourth quarter. Assessing the fair value of our reporting units includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, the following:
•Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;
•Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;
•The impacts of market volatility, including greater-than-expected declines in pricing, reductions in volumes or fluctuations in foreign exchange rates;
•The level of success of on-going and future research and development efforts, including those related to acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;
•Increases in the price or decreases in the availability of key commodities and the impact of higher energy prices; and
•Increases in our market-participant risk-adjusted weighted-average cost of capital.
•Indefinite-lived intangible assets – Similar to goodwill, indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate the fair value of the asset is more likely than not less than its carrying amount. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. During the first quarter of 2020, we concluded the global economic disruption and uncertainty due to the COVID-19 pandemic to be a triggering event. Accordingly, interim impairment tests on certain indefinite-lived trade names were performed as of March 31, 2020. Based on these tests, it was determined that three of our indefinite-lived trade names in the EMEA and Asia Pacific segments were impaired, and impairment charges totaling $8.2 million were recorded.
A significant increase in the discount rate, decrease in the terminal growth rate, decrease in the royalty rate or substantial reductions in future revenue projections could have a negative impact on the estimated fair values of any of our indefinite-lived intangible assets.

•Income taxes – We account for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. We regularly review the recoverability of our deferred tax assets considering our historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance with respect to future tax benefits.
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
•Defined benefit plans – We provide several U.S. and non-U.S. defined benefit pension plan benefits to eligible employees and retirees. Our noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. Determining the costs associated with such plans is dependent on various actuarial assumptions including discount rates, expected return on plan assets, employee mortality and turnover rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally recorded to Accumulated other comprehensive loss and amortized into earnings over future periods.
We review our actuarial assumptions at each measurement date and make modifications to the assumptions as appropriate. The discount rate and expected return on plan assets are determined as of each measurement date. Discount rates for all plans are established using hypothetical yield curves based on the yields of corporate bonds rated AA quality. Spot rates are developed from the yield curve and used to discount future benefit payments. The expected return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. We believe the assumptions utilized in recording our defined benefit obligations are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Changes in any of the assumptions can have an impact on the net periodic pension benefit cost. An estimated 0.25% rate decline in the discount rate would increase net periodic pension benefit cost by approximately $1.1 million in 2021, while a 0.25% rate decline in the estimated return on assets would increase net periodic pension benefit cost by approximately $1.9 million.

•Business combinations – The fair value of consideration paid in a business combination is allocated to the tangible and identifiable intangible assets acquired, liabilities assumed and goodwill. Acquired intangible assets primarily include indefinite-lived trade names, customer relationships and completed technologies. The accounting for business combinations involves a considerable amount of judgment and estimation, including the fair value of acquired intangible assets involving projections of future revenues and cash flows that are either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used to determine the fair value of acquired intangible assets include projections developed using internal forecasts, available industry and market data, estimates of long-term growth rates, profitability, customer attrition and royalty rates, which are determined at the time of acquisition. An income approach or market approach (or both) is utilized in accordance with accepted valuation models for each acquired intangible asset to determine fair value. The impact of prior or future business combinations on our financial condition or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in Item 8 herein for a discussion of recently issued and adopted accounting pronouncements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2020, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $16.9 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2020.

Interest Rate Exposure

Outstanding borrowings under our Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At December 31, 2020, the outstanding borrowings of $238.8 million under the Term Facility accrue interest at LIBOR plus a margin of 1.250%. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings, as we currently have unused availability of $485.0 million under our Revolving Facility as of December 31, 2020. If LIBOR or other applicable base rates of our Credit Facilities increase in the future, our Interest expense could increase.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 16, 2021, are presented following Item 16 of this Annual Report on Form 10-K.
Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets at December 31, 2020 and 2019
For the years ended December 31, 2020, 2019 and 2018:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018

(b)The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$674.7	$589.5	$728.4	$727.3
Cost of goods sold	381.6	342.9	409.2	407.4
Operating income	28.9	96.5	160.4	117.7
Net earnings	0.5	73.7	146.9	93.4
Net earnings attributable to Allegion plc	0.4	73.7	146.9	93.3
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$—	$0.80	$1.59	$1.02
Diluted	$—	$0.80	$1.58	$1.01

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$655.0	$731.2	$748.3	$719.5
Cost of goods sold	378.1	410.5	412.8	400.3
Operating income	108.0	145.7	168.1	143.3
Net earnings	80.3	109.4	131.7	80.7
Net earnings attributable to Allegion plc	80.2	109.3	131.6	80.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic	$0.85	$1.17	$1.41	$0.87
Diluted	$0.84	$1.16	$1.40	$0.86

Net earnings from the first quarter of 2020 includes a goodwill and intangible asset impairment charge of $94.3 million (net of tax). Net earnings from the fourth quarter of 2020 includes a $37.9 million loss on assets held for sale at December 31, 2020, related to our QMI business.

Net earnings from the fourth quarter of 2019 includes a $31.4 million (net of tax) loss on the divestitures of our business operations in Colombia and Turkey.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.3	Form of Global Note representing the 3.200% Senior Notes due 2024.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.2) (File No. 001-35971).

4.4	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.5	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.4) (File No. 001-35971).

4.6	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed September 27, 2019 (File No. 001-35971).

4.7	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed September 27, 2019 (included in Exhibit 4.2) (File No. 001-35971).

4.8	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.1	Form of Separation Agreement and Release. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Credit Agreement, dated as of September 12, 2017.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 15, 2017 (File No. 001-35971).

10.4	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.5	2013 Incentive Stock Plan. *	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan. *	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan. *	Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.8	Elected Officer Supplemental Program. *	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program. *	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan. *	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan. *	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	David D. Petratis Offer Letter, dated June 19, 2013. *	Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.13	Patrick S. Shannon Offer Letter, dated April 9, 2013. *	Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Timothy P. Eckersley Offer Letter, dated October 3, 2013. *	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.15	Lucia V. Moretti, Offer Letter, dated February 19, 2014. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on February 26, 2016 (File No. 001-35971).

10.16	Jeffrey N. Braun Offer Letter, dated June 13, 2014. *	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed with the SEC on February 17, 2017 (File No. 001-35971).

10.17	Form of Allegion plc Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.20	Annual Incentive Plan. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Change in Control Severance Plan. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.22	Form of Restricted Stock Unit Award Agreement. *	Filed herewith.

10.23	Form of Stock Option Award Agreement. *	Filed herewith.

10.24	Form of Performance Stock Unit Award Agreement. *	Filed herewith.

10.25	Form of Special Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the SEC on February 9, 2016 (File No. 001-35971).

10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on April 30, 2015 (File No. 001-35971).

10.27	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

10.28	Chris E. Muhlenkamp Offer Letter, dated September 8, 2020. *	Filed herewith.

10.29	Chris E. Muhlenkamp Restricted Stock Unit Award Agreement, dated February 20, 2020. *	Filed herewith.

10.30	Lucia V. Moretti Separation Agreement, dated December 31, 2020. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on January 6, 2021 (File No. 001-35971).

21.1	List of subsidiaries of Allegion plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ David D. Petratis
David D. Petratis
Chief Executive Officer
Date:	February 16, 2021

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Petratis	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2021
(David D. Petratis)

/s/ Patrick S. Shannon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2021
(Patrick S. Shannon)

/s/ Douglas P. Ranck	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2021
(Douglas P. Ranck)

/s/ Kirk S. Hachigian	Director	February 16, 2021
(Kirk S. Hachigian)

/s/ Steven C. Mizell	Director	February 16, 2021
(Steven C. Mizell)

/s/ Nicole Parent Haughey	Director	February 16, 2021
(Nicole Parent Haughey)

/s/ Dean I. Schaffer	Director	February 16, 2021
(Dean I. Schaffer)

/s/ Charles L. Szews	Director	February 16, 2021
(Charles L. Szews)

/s/ Dev Vardhan	Director	February 16, 2021
(Dev Vardhan)

/s/ Martin E. Welch III	Director	February 16, 2021
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allegion plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Goodwill Impairment Assessments - EMEA and Asia Pacific Reporting Units

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $819.0 million as of December 31, 2020, and the goodwill associated with the EMEA and Asia Pacific reporting units was $309.9 million and $8.0 million, respectively. As of March 31, 2020, management identified a triggering event for the EMEA and Asia Pacific reporting units, and as a result, performed interim goodwill impairment analyses. The results of the impairment testing indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value, and as such, the Company recorded an impairment of $88.1 million. For the impairment analyses performed as of March 31, 2020, the estimated fair values of the EMEA and Asia Pacific reporting units were based on a discounted cash flow model (income approach). Goodwill is tested annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit is more likely than not less than the carrying amount of the reporting unit. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. For the annual impairment analyses, the estimated fair values of the EMEA and Asia Pacific reporting units were based on two valuation techniques, a discounted cash flow model and a market multiple of earnings (market approach), with each method being weighted in the calculation. As disclosed by management, the income approach relies on management’s estimates of revenue growth rates, terminal growth rates, margin assumptions, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of EMEA and Asia Pacific reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rates, margin assumptions, discount rates, peer group determination, and market multiple selections; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s EMEA and Asia Pacific reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value measurements of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow and market multiple of earnings models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, terminal growth rates, margin assumptions, discount rates, peer group determination, and market multiple selections. Evaluating management’s assumptions related to revenue growth rates and margin assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the Company’s peer group determination included assessing the appropriateness of the identified peer companies. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow and market multiple models, and management’s significant assumptions related to terminal growth rates, discount rates, selected peer group, and market multiples.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 16, 2021

We have served as the Company’s auditor since 2013.

Allegion plc
Consolidated Statements of Comprehensive Income
In millions, except per share amounts

For the years ended December 31,	2020	2019	2018
Net revenues	$2,719.9	$2,854.0	$2,731.7
Cost of goods sold	1,541.1	1,601.7	1,558.4
Selling and administrative expenses	635.7	681.3	647.5
Impairment of goodwill and intangible assets	101.7	5.9	—
Loss on assets held for sale	37.9	—	—
Operating income	403.5	565.1	525.8
Interest expense	51.1	56.0	54.0
Loss on divestitures	—	30.1	—
Other (income) expense, net	(13.0)	3.8	(3.4)
Earnings before income taxes	365.4	475.2	475.2
Provision for income taxes	50.9	73.1	39.8
Net earnings	314.5	402.1	435.4
Less: Net earnings attributable to noncontrolling interests	0.2	0.3	0.5
Net earnings attributable to Allegion plc	$314.3	$401.8	$434.9
Amounts attributable to Allegion plc ordinary shareholders:
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings:	$3.41	$4.29	$4.58
Diluted net earnings:	$3.39	$4.26	$4.54

Net earnings	$314.5	$402.1	$435.4
Other comprehensive income (loss), net of tax:
Currency translation	57.3	13.4	(56.9)
Cash flow hedges:
Unrealized net gains arising during period	3.9	—	4.6
Net gains reclassified into earnings	(5.8)	(7.5)	(2.3)
Tax benefit (expense)	0.5	1.9	(0.5)
Total cash flow hedges, net of tax	(1.4)	(5.6)	1.8
Pension and OPEB adjustments:
Prior service gains (costs) and net actuarial gains (losses), net	4.9	(8.3)	(16.6)
Amortization reclassified into earnings	5.0	6.1	4.5
Settlements/curtailments reclassified into earnings	0.1	2.3	—
Currency translation and other	(2.1)	(2.7)	5.1
Tax (expense) benefit	(2.0)	(0.4)	1.6
Total pension and OPEB adjustments, net of tax	5.9	(3.0)	(5.4)
Other comprehensive income (loss), net of tax	61.8	4.8	(60.5)
Total comprehensive income, net of tax	376.3	406.9	374.9
Less: Total comprehensive income attributable to noncontrolling interests	0.5	0.2	0.9
Total comprehensive income attributable to Allegion plc	$375.8	$406.7	$374.0

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$480.4	$355.3
Restricted cash	—	3.4
Accounts and notes receivable, net	321.8	329.8
Inventories	283.1	269.9
Current tax receivable	25.8	14.2
Other current assets	28.1	29.2
Assets held for sale	5.8	—
Total current assets	1,145.0	1,001.8
Property, plant and equipment, net	294.9	291.4
Goodwill	819.0	873.3
Intangible assets, net	487.1	510.9
Deferred and noncurrent income taxes	126.7	112.5
Other noncurrent assets	196.7	177.3
Total assets	$3,069.4	$2,967.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220.4	$221.0
Accrued compensation and benefits	86.1	98.4
Accrued expenses and other current liabilities	189.4	174.7
Current tax payable	18.2	12.8
Short-term borrowings and current maturities of long-term debt	0.2	0.1
Liabilities held for sale	7.2	—
Total current liabilities	521.5	507.0
Long-term debt	1,429.4	1,427.6
Postemployment and other benefit liabilities	79.4	87.7
Deferred and noncurrent income taxes	105.7	107.8
Other noncurrent liabilities	100.8	76.7
Total liabilities	2,236.8	2,206.8
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (91,212,741 and 92,723,682 shares issued and outstanding at December 31, 2020 and 2019, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	985.6	975.1
Accumulated other comprehensive loss	(157.1)	(218.6)
Total Allegion plc shareholders’ equity	829.4	757.4
Noncontrolling interests	3.2	3.0
Total equity	832.6	760.4
Total liabilities and equity	$3,069.4	$2,967.2
See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Equity
In millions, except per share amounts

		Allegion plc shareholders' equity
	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
		Amount	Shares
Balance at December 31, 2017	$405.5	$1.0	95.1	$9.1	$544.4	$(152.9)	$3.9
Net earnings	435.4	—	—	—	434.9	—	0.5
Other comprehensive (loss) income, net	(60.5)	—	—	—	—	(60.9)	0.4
Repurchase of ordinary shares	(67.3)	(0.1)	(0.9)	(31.5)	(35.7)	—	—
Share-based compensation activity	22.4	—	0.4	22.4	—	—	—
Dividends declared to noncontrolling interests	(1.8)	—	—	—	—	—	(1.8)
Cash dividends declared ($0.84 per share)	(79.7)	—	—	—	(79.7)	—	—
Reclassification due to adoption of ASU 2018-02 (see Note 14)	—	—	—	—	9.7	(9.7)	—
Balance at December 31, 2018	654.0	0.9	94.6	—	873.6	(223.5)	3.0
Net earnings	402.1	—	—	—	401.8	—	0.3
Other comprehensive income (loss), net	4.8	—	—	—	—	4.9	(0.1)
Repurchase of ordinary shares	(226.0)	—	(2.3)	(26.5)	(199.5)	—	—
Share-based compensation activity	26.5	—	0.4	26.5	—	—	—
Dividends declared to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Cash dividends declared ($1.08 per share)	(100.9)	—	—	—	(100.9)	—	—
Other	0.1	—	—	—	0.1	—	—
Balance at December 31, 2019	760.4	0.9	92.7	—	975.1	(218.6)	3.0
Cumulative effect of adoption of ASC 326 (see Note 2)	(2.2)	—	—	—	(2.2)	—	—
Net earnings	314.5	—	—	—	314.3	—	0.2
Other comprehensive income, net	61.8	—	—	—	—	61.5	0.3
Repurchase of ordinary shares	(208.8)	—	(1.9)	(24.8)	(184.0)	—	—
Share-based compensation activity	24.8	—	0.4	24.8	—	—	—
Dividends declared to noncontrolling interests	(0.3)	—	—	—	—	—	(0.3)
Cash dividends declared ($1.28 per share)	(117.9)	—	—	—	(117.9)	—	—
Other	0.3	—	—	—	0.3	—	—
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net earnings	$314.5	$402.1	$435.4
Adjustments to arrive at net cash provided by operating activities:
Debt extinguishment costs	—	2.7	—
Depreciation and amortization	81.0	83.0	86.2
Impairment of goodwill and intangible assets	101.7	5.9	—
Loss on assets held for sale	37.3	—	—
Loss on divestitures	—	30.1	—
Share-based compensation	20.8	20.4	19.6
Deferred income taxes	(24.4)	(30.2)	(64.4)
Other items	(4.4)	(3.6)	(8.0)
Changes in other assets and liabilities:
Accounts and notes receivable	(1.9)	(6.0)	(8.6)
Inventories	(7.8)	5.4	(19.7)
Other current and noncurrent assets	(46.0)	(15.0)	(3.3)
Accounts payable	(1.6)	(11.0)	33.9
Other current and noncurrent liabilities	21.1	4.4	(13.3)
Net cash provided by operating activities	490.3	488.2	457.8
Cash flows from investing activities:
Capital expenditures	(47.1)	(65.6)	(49.1)
Acquisition of and equity investments in businesses, net of cash acquired	(12.5)	(7.6)	(376.1)
Proceeds related to business dispositions	—	3.3	—
Purchase of other investments	(3.0)	—	(14.3)
Other investing activities, net	5.9	(7.7)	(4.3)
Net cash used in investing activities	(56.7)	(77.6)	(443.8)
Cash flows from financing activities:
Short-term repayments, net	(0.1)	(0.2)	(0.6)
Proceeds from Revolving facility	—	—	115.0
Repayments of Revolving facility	—	—	(115.0)
Proceeds from issuance of senior notes	—	400.0	—
Payments of long-term debt	(0.1)	(417.7)	(35.5)
Debt repayments, net	(0.2)	(17.9)	(36.1)
Debt issuance costs	—	(4.2)	—
Dividends paid to ordinary shareholders	(117.3)	(100.6)	(79.4)
Repurchase of ordinary shares	(208.8)	(226.0)	(67.3)
Proceeds from shares issued under incentive plans	4.5	6.5	3.2
Other financing activities, net	(0.1)	—	(3.8)
Net cash used in financing activities	(321.9)	(342.2)	(183.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10.0	(0.3)	(6.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	121.7	68.1	(175.6)
Cash, cash equivalents and restricted cash – beginning of period	358.7	290.6	466.2
Cash, cash equivalents and restricted cash – end of period	$480.4	$358.7	$290.6

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
Basis of presentation: The Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as defined by the Financial Accounting Standards Board ("FASB") within the FASB Accounting Standards Codification ("ASC"). Certain prior-period amounts have been reclassified to conform to the current year presentation.

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

Equity method affiliates represent unconsolidated entities over which the Company demonstrates significant influence but does not have a controlling financial interest. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entity’s potential losses or stands to gain from a majority of the entity’s expected returns.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Some of the more significant estimates include useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets and liabilities including goodwill and other intangible assets, product warranties, sales allowances, pension plan benefits, postretirement benefits other than pensions, taxes, lease related assets and liabilities, environmental costs and product liability and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Comprehensive Income in the period they are determined.

Currency Translation: Assets and liabilities where the functional currency is not the U.S. dollar have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating a subsidiary’s financial statements into the U.S. dollar are recorded to Accumulated other comprehensive loss.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Allowance for Doubtful Accounts: The Company provides for an allowance for doubtful accounts and notes receivable, which represents the best estimate of expected lifetime credit losses inherent in the Company’s accounts and notes receivable portfolios. The Company's estimates are influenced by a continuing credit evaluation of customers' financial condition, trade accounts and notes receivable aging and historical loss experience, as well as reasonable and supportable forecasts of future economic conditions. The Company has reserved $6.2 million and $5.6 million for doubtful accounts and notes receivable as of December 31, 2020 and 2019, respectively.

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
The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its fair value.

Investments: The Company periodically invests in debt or equity securities of start-up companies and/or development stage technology or other companies without acquiring a controlling interest. The Company applies the equity method of accounting when the Company has the ability to exercise significant influence over the operating and financial decision making of the investee. Investments in equity method affiliates totaled $17.4 million and $18.2 million as of December 31, 2020 and 2019, respectively. Equity investments that have readily determinable fair values in which the Company does not have significant influence are measured at fair value, with any unrealized holding gains and losses being recorded to earnings. Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and are qualitatively assessed for impairment indicators each reporting period. Investments in debt and equity securities not accounted for under the equity method of accounting totaled $13.7 million and $18.1 million as of December 31, 2020 and 2019, respectively. The Company's investments are principally recorded within Other noncurrent assets within the Consolidated Balance Sheets.

Leases: In accordance with ASC 842, the Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee. In determining if a contract represents a lease, consideration is given to all relevant facts and circumstances to assess whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. Judgment and estimation is also required in determining the lease classification and the amount of the ROU asset and corresponding lease liability for each lease, which includes determining the appropriate lease term and an applicable discount rate. The Company assesses the specific terms and conditions of each lease to determine the appropriate classification as either an operating or finance lease. In determining the appropriate length of the lease term, both the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and reasonably certain of being exercised as of lease commencement are considered. When available, the rate implicit in the lease is utilized as the discount rate to determine the lease liability. If this rate is unavailable, the Company utilizes its incremental borrowing rate as the discount rate, which is the rate at inception of the lease that would hypothetically be incurred to borrow over a similar term the funds needed to purchase the leased asset. Refer to Note 11 for further details on the Company's lease accounting policies.

Goodwill and Intangible Assets: The Company records as goodwill the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. In accordance with ASC 350, "Intangibles—Goodwill and Other", goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not less than the carrying amount of the asset.
Recoverability of goodwill is measured at the reporting unit level. The carrying amount of a reporting unit is compared to its estimated fair value. If the estimated fair value of a reporting unit exceeds it's carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of the reporting unit's goodwill. Estimated fair value of the Company's reporting units is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation.

As a result of the global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment tests on the goodwill balances of its EMEA and Asia Pacific reporting units. Given the high degree of market volatility and lack of reliable market data that existed as of March 31, 2020, the Company determined a discounted cash flow model (income approach) provided the best approximation of fair value of these reporting units for the purpose of performing these interim tests. This was a change in estimate, as historically the determination of reporting unit fair values has been estimated based on both an income and a market approach, as discussed above, with each method being weighted in the calculation. As markets stabilized throughout the year, the Company reverted to utilizing both an income and market approach while performing its annual impairment test in the fourth quarter.
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

Cash paid for income taxes, net of refunds, for the twelve months ended December 31, 2020 and 2019 was $82.6 million and $103.0 million, respectively.

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

Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction to Net revenues and as a contra receivable. At December 31, 2020 and 2019, the Company had a customer claim accrual (contra receivable) of $48.6 million and $36.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. At December 31, 2020 and 2019, the Company had a sales incentive accrual of $35.0 million and $37.2 million, respectively. Variable consideration is estimated based on the most likely amount expected to be received from customers. Each of these accruals represents the Company’s best estimate of the most likely amount expected to be received from customers based on historical experience. These estimates are reviewed regularly for accuracy, and if updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding cost of the warranty obligation is accrued as a liability.

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

Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred. For the years ended December 31, 2020, 2019 and 2018, expenses related to research and development activities amounted to approximately $54.4 million, $54.7 million and $54.4 million, respectively, and primarily consist of salaries, wages, benefits, facility costs and other overhead expenses.

Defined Benefit Plans: The Company provides a range of defined benefits, including pension, postretirement and postemployment benefits to eligible current and former employees. Determining the costs associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial estimates and are generally recorded to Accumulated other comprehensive loss and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions as appropriate. Refer to Note 12 for further details on employee benefit plans.

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

Derivative Instruments: The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to currency and variable interest rates. The Company recognizes all derivatives on the Consolidated Balance Sheets at their fair value as either assets or liabilities. For designated cash flow hedges, the changes in fair value of the derivative contract is recorded to Accumulated other comprehensive loss and reclassified into Net earnings at the time earnings are affected by the hedged transaction. For undesignated derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 10 for further details regarding derivative instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance within ASU 2016-13, along with related updates (collectively "ASC 326") introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new guidance became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Accordingly, the Company adopted ASC 326 on January 1, 2020, using the modified retrospective transition method through a $2.2 million cumulative-effect decrease to retained earnings. The Company has also made updates to its policies and internal controls over financial reporting as a result of adoption.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Accordingly, the Company adopted ASU 2018-15 on January 1, 2020, using the prospective method of adoption, and the adoption did not have a material impact to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements:

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact to the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 on January 1, 2021, and the adoption did not have a material impact to the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU, along with related updates, provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is currently effective and may be applied prospectively at any point through December 31, 2022 at the Company’s option. The Company is assessing what impact ASU 2020-04 will have on the Consolidated Financial Statements.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.

At December 31, the major classes of Inventories were as follows:

In millions	2020	2019
Raw materials	$114.0	$116.8
Work-in-process	42.3	33.1
Finished goods	126.8	120.0
Total	$283.1	$269.9

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2020	2019
Land	$17.2	$16.6
Buildings	179.8	154.8
Machinery and equipment	455.2	417.1
Software	157.7	155.0
Construction in progress	20.2	42.5
Total property, plant and equipment	830.1	786.0
Accumulated depreciation	(535.2)	(494.6)
Property, plant and equipment, net	$294.9	$291.4
Depreciation expense for the years ended December 31, 2020, 2019 and 2018, was $46.5 million, $47.1 million and $46.2 million, which includes amounts for software amortization of $13.5 million, $14.5 million and $15.4 million, respectively.

NOTE 5 – GOODWILL

The changes in the carrying amount of Goodwill were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
December 31, 2018 (gross)	$486.1	$767.1	$115.3	$1,368.5
Accumulated impairment	—	(478.6)	(6.9)	(485.5)
December 31, 2018 (net)	486.1	288.5	108.4	883.0
Acquisitions and adjustments (a)	(1.3)	2.7	(4.4)	(3.0)
Currency translation	0.2	(5.7)	(1.2)	(6.7)
December 31, 2019 (net)	485.0	285.5	102.8	873.3
Acquisitions	16.1	—	—	16.1
Impairment charge	—	—	(88.1)	(88.1)
Currency translation	—	24.4	(6.7)	17.7
December 31, 2020 (net)	$501.1	$309.9	$8.0	$819.0
(a)     In 2019, the Company made reclassifications to goodwill across all segments related to a change in how revenue is managed for a specific immaterial product line where revenue previously managed in the Asia Pacific segment is now being managed in the Americas and EMEA segments.

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment tests on the goodwill balances of its EMEA and Asia Pacific reporting units. As quoted market prices were not available for these reporting units, and given the high degree of market volatility and lack of reliable market data that existed as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value of its EMEA and Asia Pacific reporting units for the purpose of performing these interim tests. This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. Principal assumptions utilized, all of which are considered Level 3 inputs under the fair value hierarchy (see Note 13), included the Company’s estimates of future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. The calculations explicitly addressed factors such as timing, with due consideration given to forecasting risk. While assumptions utilized were subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed as of March 31, 2020. The results of the interim impairment testing indicated that the estimated fair value of the Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge was recorded for the Asia Pacific reporting unit, as reflected in the table above. As markets stabilized throughout the year, the Company reverted to utilizing both an income and market approach while performing its annual impairment test in the fourth quarter, which resulted in no further impairment charges.

NOTE 6 – INTANGIBLE ASSETS

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2020			2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.9	$(25.1)	$34.8	$59.3	$(19.2)	$40.1
Customer relationships	415.5	(130.2)	285.3	412.7	(107.5)	305.2
Trade names (finite-lived)	90.2	(57.4)	32.8	82.5	(49.4)	33.1
Other	27.0	(11.1)	15.9	17.6	(8.1)	9.5
Total finite-lived intangible assets	592.6	$(223.8)	368.8	572.1	$(184.2)	387.9
Trade names (indefinite-lived)	118.3		118.3	123.0		123.0
Total	$710.9		$487.1	$695.1		$510.9
The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead are tested for impairment at least annually (more frequently if certain indicators are present). Intangible asset amortization expense for the years ended 2020, 2019 and 2018, was $31.5 million, $31.2 million and $36.3 million, respectively. Intangible asset amortization expense for 2018 included the amortization of approximately $6 million of backlog revenue that was acquired during an acquisition. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $28.5 million for 2021, $28.5 million for 2022, $28.4 million for 2023, $28.3 million for 2024 and $27.4 million for 2025.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy, the Company performs its annual impairment test in the fourth quarter of each year or whenever there is a significant change in events or circumstances that indicate the fair value of an indefinite-lived intangible asset is more likely than not less than its carrying amount. As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on certain indefinite-lived trade names. Based on these tests, it was determined that three of the Company's indefinite-lived trade names in the EMEA and Asia Pacific segments were impaired, and impairment charges of $8.2 million were recorded. Further intangible asset impairment charges were recorded in the Asia Pacific segment during the year ended December 31, 2020, including $2.6 million relating to supply chain disruptions, which reduced a brand's expected future cash flows, and $2.8 million related to declines in volumes and pricing pressure for a separate subsidiary in the region.

During the 2019 annual impairment testing, it was determined that two of the Company's indefinite-lived trade names were impaired, resulting in impairment charges totaling $5.9 million. No intangible asset impairment charges were recorded in 2018.

NOTE 7 - ACQUISITIONS

In December 2020, the Company acquired the remaining interest of Yonomi, Inc. ("Yonomi), a U.S. based smart home integration platform provider and innovation leader in IoT Cloud platforms, through one of its subsidiaries. Prior to acquisition, the Company held a noncontrolling interest in Yonomi that was considered an equity method investment. This acquisition has been accounted for as a business combination and did not have a material impact on the Consolidated Financial Statements. Yonomi has been integrated into the Americas segment.

In 2018, the Company completed six acquisitions:

Business	Date
Technical Glass Products, Inc. ("TGP")	January 2018
Hammond Enterprises, Inc. ("Hammond")	January 2018
Qatar Metal Industries LLC ("QMI")	February 2018
AD Systems, Inc. ("AD Systems")	March 2018
Gainsborough Hardware and API Locksmiths ("Door and Access Systems")	July 2018
ISONAS Security Systems, Inc. ("ISONAS")	July 2018

Total cash paid for the acquisitions completed in 2018 was approximately $373 million (net of cash acquired), including $4.6 million during the year ended December 31, 2019. These acquisitions were accounted for as business combinations.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred $2.3 million, $2.0 million and $10.0 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Consolidated Statement of Comprehensive Income.

NOTE 8 - DIVESTITURES

As of December 31, 2020, the net assets of the Company's QMI business, which primarily included working capital and long-lived assets, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, which was estimated based on expected sales proceeds, less cost to sell, in accordance with ASC 360. This remeasurement was based on inputs considered to be Level 3 inputs under the fair value hierarchy (see Note 13) and resulted in a Loss on assets held for sale of $37.9 million. As the expected sales proceeds, less cost to sell, were nominal, no goodwill was allocated to the Assets held for sale, and the goodwill attributable to the 2018 acquisition of QMI remains in the EMEA reporting unit as of December 31, 2020.

In 2019, the Company closed its production facility in Turkey and sold certain of the production assets thereof, which collectively met the definition of a business under ASC 805. Total proceeds from the sale were approximately $4.1 million, and the Company recorded a loss on divestiture of $24.2 million ($25.5 million, net of tax), primarily driven by the reclassification of $25.0 million of accumulated foreign currency translation adjustments to earnings upon sale. The Company also sold its interests in its Colombia operations in 2019 for a nominal amount, recording a net loss on divestiture of $5.9 million, of which $1.2 million relates to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale. These losses are included within Loss on divestitures in the Consolidated Statements of Comprehensive Income.

NOTE 9 – DEBT AND CREDIT FACILITIES

At December 31, long-term debt and other borrowings consisted of the following:

In millions	2020	2019
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.6	0.7
Total borrowings outstanding	1,439.4	1,439.5
Less discounts and debt issuance costs, net	(9.8)	(11.8)
Total debt	1,429.6	1,427.7
Less current portion of long-term debt	0.2	0.1
Total long-term debt	$1,429.4	$1,427.6
Unsecured Credit Facilities

As of December 31, 2020, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at December 31, 2020, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary.

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

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At December 31, 2020, there were no borrowings outstanding on the Revolving Facility and the Company had $15.0 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of the Revolving Facility of between 0.125% and 0.200% per year, depending on the Company's credit rating, as well as certain other fees.

Outstanding borrowings under the Credit Facilities accrue interest at the option of the Company of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company's credit ratings. At December 31, 2020, the outstanding borrowings under the Term Facility accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.51%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of December 31, 2020, the Company was in compliance with all covenants.

Senior Notes

As of December 31, 2020, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.

Future Repayments

Scheduled principal repayments on indebtedness as of December 31, 2020 were as follows:

In millions
2021	$0.2
2022	238.9
2023	0.2
2024	400.1
2025	—
Thereafter	800.0
Total	$1,439.4

Cash paid for interest for the years ended December 31, 2020, 2019 and 2018 was $47.3 million, $48.8 million and $52.0 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with variable interest and currency rate exposures. These financial instruments are not used for trading or speculative purposes. When a derivative contract is entered into, the Company designates the derivative instrument as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive loss, while changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in Net earnings in the period of change. The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction will longer occur, the hedging relationship will be undesignated and any future gains or losses on the derivative instrument will be recorded in Net earnings.

Currency Derivatives

The gross notional amount of the Company’s currency derivatives was $218.9 million and $146.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, both the losses included in Accumulated other comprehensive loss and the amount expected to be reclassified into Net earnings over the next twelve months related to the Company’s currency derivatives designated as cash flow hedges were not material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2020, the maximum term of the Company’s currency derivatives was less than one year.
Interest Rate Swaps
As of December 31, 2019, and through their expiration in September 2020, the Company had interest rate swaps to fix the interest rate paid during the contract period related to $200.0 million of the Company's variable rate Term Facility. Prior to expiration, these swaps met the criteria to be accounted for as cash flow hedges of variable rate interest payments.
The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31, 2020 and 2019 were not material. The amounts associated with derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in Accumulated other comprehensive loss			Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2020	2019	2018		2020	2019	2018
Currency derivatives	$4.1	$1.9	$4.3	Cost of goods sold	$5.3	$4.4	$2.3
Interest rate swaps	(0.2)	(1.9)	2.5	Interest expense	0.5	3.1	2.2
Total	$3.9	$—	$6.8		$5.8	$7.5	$4.5

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

NOTE 11 - LEASES

The Company adopted ASC 842 on January 1, 2019, utilizing the transition method allowed per ASU 2018-11. Financial information for the year ended December 31, 2018, has not been adjusted for the effects of adopting ASC 842, and no cumulative-effect adjustment was required to the opening balance of Retained earnings on the adoption date. In accordance with ASC 842, the Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. Total rental expense for the years ended December 31, 2020 and 2019, was $44.2 million and $43.2 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $9.1 million and $8.1 million, respectively, for the years ended December 31, 2020 and 2019. No material lease costs have been capitalized on the Consolidated Balance Sheets as of December 31, 2020 or 2019. Total rental expense for 2018, as determined in accordance with the previous lease guidance, ASC 840, was $42.5 million and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.

If at lease commencement a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company does not include the lease as part of its ROU asset or lease liability. If the Company enters into a large number of leases in the same month with the same terms and conditions, these are considered a group (portfolio), assuming the lease model under this approach does not materially differ from applying ASC 842 to each individual lease. When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability. However, as this rate is not available for most leases, the Company will use its incremental borrowing rate as the discount rate, which is the rate at inception of the lease the Company would hypothetically incur to borrow over a similar term the funds needed to purchase the leased asset.

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

Amounts included within the Consolidated Balance Sheets related to the Company's ROU asset and lease liability were as follows:

		December 31, 2020			December 31, 2019
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$59.5	$32.5	$92.0	$57.5	$23.9	$81.4
Lease liability - current	Accrued expenses and other current liabilities	14.7	12.9	27.6	15.4	10.4	25.8
Lease liability - noncurrent	Other noncurrent liabilities	46.5	19.8	66.3	42.1	13.5	55.6

Other information:
Weighted-average remaining term (years)		7.0	3.2		6.5	2.8
Weighted-average discount rate		3.9%	2.7%		4.5%	3.8%

The following table summarizes additional information related to the Company's leases for the years ended December 31:

	2020			2019
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$19.0	$15.0	$34.0	$19.2	$15.9	$35.1
ROU assets obtained in exchange for new lease liabilities	19.2	22.0	41.2	14.7	16.0	30.7

The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of December 31, 2020, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Future minimum rental commitments for the subsequent five years under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 were as follows:

In millions	Total
2019	$30.3
2020	21.5
2021	14.1
2022	9.3
2023	5.5
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the next five years and thereafter as of December 31, 2020, were as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Real estate leases	$16.8	$13.8	$9.1	$6.5	$5.3	$19.5	$71.0
Equipment leases	13.6	9.8	5.5	3.2	1.8	—	33.9
Total	$30.4	$23.6	$14.6	$9.7	$7.1	$19.5	$104.9
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of December 31, 2020, is due to imputed interest of $11.0 million.

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

Pension Plans

The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on an average pay formula, while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key employees.

The following table details information regarding the Company’s pension plans at December 31:

	U.S.		NON-U.S.
In millions	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligation at beginning of year	$341.0	$293.3	$404.5	$356.8
Service cost	6.7	6.5	1.7	1.7
Interest cost	9.6	11.7	6.6	8.8
Employee contributions	—	—	0.3	0.3
Amendments	—	—	0.2	(0.8)
Actuarial losses	22.5	42.2	43.4	45.7
Benefits paid	(19.0)	(13.0)	(16.3)	(16.9)
Foreign exchange rate changes	—	—	15.9	13.9
Curtailments and settlements	—	—	(0.6)	(5.0)
Other, including expenses paid	0.6	0.3	—	—
Benefit obligation at end of year	$361.4	$341.0	$455.7	$404.5
Change in plan assets:
Fair value at beginning of year	$301.5	$259.4	$409.0	$352.2
Actual return on plan assets	45.2	50.4	52.1	55.2
Company contributions	6.3	6.0	5.1	10.6
Employee contributions	—	—	0.3	0.3
Benefits paid	(19.0)	(13.0)	(16.3)	(16.9)
Foreign exchange rate changes	—	—	15.9	15.2
Curtailment and settlements	—	—	(0.6)	(6.2)
Other, including expenses paid	(1.0)	(1.3)	(1.6)	(1.4)
Fair value of assets at end of year	$333.0	$301.5	$463.9	$409.0
Funded status:
Plan assets (less than) exceeding benefit obligations	$(28.4)	$(39.5)	$8.2	$4.5
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$37.4	$29.3
Accrued compensation and benefits	(0.2)	(0.5)	(0.8)	(0.8)
Postemployment and other benefit liabilities	(28.2)	(39.0)	(27.6)	(24.0)
Liabilities held for sale	—	—	(0.8)	—
Net amount recognized	$(28.4)	$(39.5)	$8.2	$4.5
It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting or tax requirements in certain jurisdictions. As of December 31, 2020, approximately 6% of the Company's projected benefit obligation relates to plans that are not funded, of which the majority are non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2018	$(1.5)	$(69.6)	$(71.1)
Current year changes recorded to Accumulated other comprehensive loss	—	(4.2)	(4.2)
Amortization reclassified to earnings	0.3	4.7	5.0
December 31, 2019	$(1.2)	$(69.1)	$(70.3)
Current year changes recorded to Accumulated other comprehensive loss	—	8.1	8.1
Amortization reclassified to earnings	0.2	3.6	3.8
December 31, 2020	$(1.0)	$(57.4)	$(58.4)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2018	$(4.7)	$(66.2)	$(70.9)
Current year changes recorded to Accumulated other comprehensive loss	0.8	(4.8)	(4.0)
Amortization reclassified to earnings	0.2	1.3	1.5
Settlements/curtailments reclassified to earnings	—	2.3	2.3
Currency translation and other	(0.1)	(2.4)	(2.5)
December 31, 2019	$(3.8)	$(69.8)	$(73.6)
Current year changes recorded to Accumulated other comprehensive loss	(0.3)	(4.0)	(4.3)
Amortization reclassified to earnings	0.1	1.3	1.4
Settlements/curtailments reclassified to earnings	—	0.1	0.1
Currency translation and other	(0.1)	(2.6)	(2.7)
December 31, 2020	$(4.1)	$(75.0)	$(79.1)
Weighted-average assumptions used:

Benefit obligations at December 31,	2020	2019
Discount rate:
U.S. plans	2.5%	3.3%
Non-U.S. plans	1.3%	1.9%
Rate of compensation increase:
U.S. plans	3.0%	3.0%
Non-U.S. plans	3.0%	3.0%
The accumulated benefit obligation for all U.S. defined benefit pension plans was $354.9 million and $332.4 million at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $446.0 million and $396.7 million at December 31, 2020 and 2019, respectively.

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

Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2020	2019	2020	2019
Projected benefit obligation	$24.0	$341.0	$40.3	$34.0
Accumulated benefit obligation	23.3	332.4	34.0	29.1
Fair value of plan assets	$—	$301.5	$11.1	$9.5

Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2021	$20.0	$18.4
2022	29.2	18.8
2023	22.0	19.7
2024	29.8	20.6
2025	20.0	22.0
2026 - 2030	97.0	118.6
The components of the Company’s net periodic pension benefit cost (income) for the years ended December 31 were as follows:

	U.S.
In millions	2020	2019	2018
Service cost	$6.7	$6.5	$6.8
Interest cost	9.6	11.7	10.5
Expected return on plan assets	(14.5)	(12.5)	(14.4)
Administrative costs and other	1.6	1.7	1.6
Net amortization of:
Prior service costs	0.2	0.3	0.3
Plan net actuarial losses	3.6	4.7	4.1
Net periodic pension benefit cost	$7.2	$12.4	$8.9

	NON-U.S.
In millions	2020	2019	2018
Service cost	$1.7	$1.7	$1.7
Interest cost	6.6	8.8	8.4
Expected return on plan assets	(12.7)	(13.0)	(15.4)
Administrative costs and other	1.6	1.3	1.8
Net amortization of:
Prior service costs	0.1	0.2	—
Plan net actuarial losses	1.3	1.4	0.9
Net curtailment and settlement losses	0.1	2.3	—
Net periodic pension benefit (income) cost	$(1.3)	$2.7	$(2.6)
The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The remaining components are recorded within Other (income) expense, net within the Consolidated Statements of Comprehensive Income.

Pension expense for 2021 is projected to be approximately $1.8 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2020.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2020	2019	2018
Discount rate:
U.S. plans	3.3%	4.3%	3.6%
Non-U.S. plans	1.9%	2.8%	2.5%
Rate of compensation increase:
U.S. plans	3.0%	3.0%	3.0%
Non-U.S. plans	3.0%	3.3%	3.3%
Expected return on plan assets:
U.S. plans	5.0%	5.0%	5.3%
Non-U.S. plans	3.3%	3.8%	4.0%
The expected return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation and is based on what is achievable given the plan’s investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. Each plan is reviewed, along with its historical returns and target asset allocations, to determine the appropriate expected return on plan assets to be used.

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

The fair values of the Company’s U.S. pension plan assets at December 31, 2020, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$2.1	$2.1
Common collective trusts	—	—	—	288.4	288.4
Other(a)	—	—	—	42.5	42.5
Total U.S. pension plan assets	$—	$—	$—	$333.0	$333.0
(a)Includes a group trust diversified credit fund and real estate investment trust.

The fair values of the Company’s U.S. pension plan assets at December 31, 2019, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$4.7	$4.7
Common collective trusts	—	—	—	262.5	262.5
Other(a)	—	—	—	34.3	34.3
Total U.S. pension plan assets	$—	$—	$—	$301.5	$301.5
(a)Includes a group trust diversified credit fund and real estate investment trust.

No material transfers in or out of Level 3 occurred during the years ended December 31, 2020 or 2019.

The Company's U.S. pension plan assets are valued using the following methodologies:

•Cash, cash equivalents and short-term investments – Short-term investments are valued at their daily net asset value (NAV) per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the fund. These investments primarily consist of short-term investment funds.
•Common collective trusts - Common collective trust ("CCT") funds are not publicly traded and are valued at NAV per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the applicable fund. CCT funds consist of a variety of publicly traded securities, including equity mutual funds, U.S. government and agency obligations, corporate and non-U.S. bonds, securitized credit and emerging market debt. There are no unfunded commitments, redemption frequency restrictions or other redemption restrictions related to such investments.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2020, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$1.6	$—	$—	$92.5	$94.1
Equity mutual funds	—	3.3	—	110.0	113.3
Corporate and non-U.S. bonds	—	3.5	—	203.8	207.3
Other(a)	—	0.5	4.2	44.5	49.2
Total non-U.S. pension plan assets	$1.6	$7.3	$4.2	$450.8	$463.9
(a) Primarily includes a core diversified credit fund and derivative contracts.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2019, by asset category were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.9	$—	$—	$56.9	$57.8
Equity mutual funds	—	2.7	—	102.5	105.2
Corporate and non-U.S. bonds	—	118.0	—	70.1	188.1
Other(a)	—	9.0	3.4	45.5	57.9
Total non-U.S. pension plan assets	$0.9	$129.7	$3.4	$275.0	$409.0
(a) Primarily includes a core diversified credit fund and derivative contracts.

No material transfers in or out of Level 3 occurred during the years ended December 31, 2020 or 2019.

The Company's non-U.S. pension plan assets are valued using the following methodologies:

•Cash, cash equivalents and short-term investments – Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Short-term investments are valued at the closing price or amount held on deposit by the custodian bank, at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer, or at their NAV per share or the equivalent based upon the fair value of the underlying investments. NAV per share or the equivalent is used for fair value purposes as a practical expedient and is calculated by the investment manager or sponsor of the fund. These investments primarily consist of short-term investment funds.
•Equity mutual funds – Equity mutual funds are primarily valued at their NAV per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAV is calculated by the investment manager or sponsor of the fund.
•Corporate and non-U.S. bonds – Quoted market prices are not available for these securities. Fair values are either estimated using pricing models and/or quoted prices of securities with similar characteristics or discounted cash flows, in which instances such securities are classified as Level 2 or valued at their NAV per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient and are calculated by the investment manager or sponsor of the fund.

The Company made employer contributions of $6.3 million, $6.0 million and $6.1 million to the U.S. pension plans in 2020, 2019 and 2018, respectively. The Company made required and discretionary contributions to its non-U.S. pension plans of $5.1 million, $10.6 million and $5.4 million in 2020, 2019 and 2018, respectively.

The Company currently projects that approximately $11.4 million will be contributed to its U.S and non-U.S. plans in 2021. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2021 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $17.9 million, $15.6 million and $14.4 million in 2020, 2019 and 2018, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $7.0 million, $6.0 million and $8.0 million in 2020, 2019 and 2018, respectively.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that, prior to 2019, permitted certain employees to defer up to 50% of their annual salary and up to 100% of their annual bonus awards, performance stock plan awards and restricted stock units earned until conclusion of their employment with the Company. As of December 31, 2020 and 2019, the deferred compensation liability balance was $18.1 million and $17.4 million, respectively, which was recorded within Postemployment and other benefit liabilities in the Consolidated Balance Sheets.

Postretirement Benefits Other Than Pensions

The Company sponsors a postretirement ("OPEB") plan that provides for healthcare benefits, and in some instances, life insurance benefits, that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay-as-you-go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory. Net periodic postretirement benefit income is included within Other (income) expense, net within the Consolidated Statements of Comprehensive Income.

The benefit obligation related to the Company's postretirement plans as of December 31, 2020 and 2019 was $5.2 million and $6.8 million, respectively, and is classified as Accrued compensation and benefits and Postemployment and other benefit liabilities within the Consolidated Balance Sheets. Net periodic postretirement benefit income was not material for any of the years ended December 31, 2020, 2019 or 2018, nor is it projected to be material for 2021. Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidies, are expected to be less than $1 million per year for the foreseeable future.

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

Assets and liabilities measured at fair value at December 31, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$23.5	$—	$23.5
Derivative instruments	—	1.6	—	1.6
Total asset recurring fair value measurements	$—	$25.1	$—	$25.1
Liabilities:
Derivative instruments	$—	$3.4	$—	$3.4
Deferred compensation and other retirement plans	—	25.1	—	25.1
Total liability recurring fair value measurements	$—	$28.5	$—	$28.5
Financial instruments not carried at fair value
Total debt	$—	$1,541.4	$—	$1,541.4
Total financial instruments not carried at fair value	$—	$1,541.4	$—	$1,541.4
Assets and liabilities measured at fair value at December 31, 2019, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Derivative instruments	—	1.1	—	1.1
Total asset recurring fair value measurements	$—	$18.5	$—	$18.5
Liabilities:
Derivative instruments	$—	$1.5	$—	$1.5
Deferred compensation and other retirement plans	—	23.1	—	23.1
Total liability recurring fair value measurements	$—	$24.6	$—	$24.6
Financial instruments not carried at fair value
Total debt	$—	$1,474.0	$—	$1,474.0
Total financial instruments not carried at fair value	$—	$1,474.0	$—	$1,474.0
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

•Deferred compensation and other retirement plans - These include obligations related to deferred compensation and other retirement plans adjusted for market performance. The fair value is obtained based on observable market prices quoted on public exchanges for similar instruments.
•Debt – These instruments are recorded at cost and include senior notes maturing through 2029. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
The carrying values of Cash and cash equivalents, Restricted cash, Accounts and notes receivable, net, Accounts payable, Accrued compensation and benefits and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments. As discussed in Note 2, the Company also has investments in debt and equity securities without readily determinable fair values, which are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. As these investments are considered to be nonrecurring fair value measurements, they are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2020, are the same as those used at December 31, 2019.

NOTE 14 – EQUITY

Ordinary Shares
The changes in Ordinary shares for the year ended December 31, 2020 are as follows:

In millions	Total
December 31, 2019	92.7
Shares issued under incentive plans	0.4
Repurchase of ordinary shares	(1.9)
December 31, 2020	91.2
Allegion had 400.0 million ordinary shares authorized and 10.0 million $0.001 par value preferred shares authorized (with none outstanding) at December 31, 2020.

In February 2017, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of the Company's ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company's Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company's ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. The 2020 Share Repurchase Authorization does not have a prescribed expiration date. During the year ended December 31, 2020, the Company paid $208.8 million to repurchase 1.9 million ordinary shares on the open market under these share repurchase authorizations.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2017	$3.8	$(107.6)	$(49.1)	$(152.9)
Other comprehensive income (loss), net of tax	1.8	(5.4)	(57.3)	(60.9)
Reclassification to Retained earnings upon adoption of ASU 2018-02(a)	0.5	(10.2)	—	(9.7)
December 31, 2018	6.1	(123.2)	(106.4)	(223.5)
Other comprehensive (loss) income, net of tax(b)	(5.6)	(3.0)	13.5	4.9
December 31, 2019	0.5	(126.2)	(92.9)	(218.6)
Other comprehensive (loss) income, net of tax(c)	(1.4)	5.9	57.0	61.5
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)

(a)In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," allowing entities to reclassify tax effects stranded in AOCI as a result of the 2017 U.S. Tax Cuts and Jobs Act (the "Tax Reform Act"). The Company adopted ASU 2018-02 in 2018, the impact of which is reflected in the reclassification presented above.

(b)During 2019, the Company reclassified $26.2 million of accumulated foreign currency translation adjustments to earnings upon the sale of the Company's business operations in Colombia and Turkey, which is included in Foreign currency items in the table above. See Note 8 for further information on these divestitures.

(c)During 2020, the Company reclassified $12.8 million of accumulated foreign currency translation adjustments to earnings upon the liquidation of two legal entities in EMEA, which is included in Foreign currency items in the table above.

All amounts of Other comprehensive income (loss), net attributable to noncontrolling interests on the Consolidated Statements of Equity relate to foreign currency items.

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

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 8.0 million, of which 2.9 million remain available as of December 31, 2020 for future incentive awards.

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2020	2019	2018
Stock options	$3.8	$3.5	$4.3
RSUs	11.4	10.0	9.6
PSUs	5.6	6.9	5.7
Deferred compensation	2.4	3.2	(0.8)
Pre-tax expense	23.2	23.6	18.8
Tax benefit(a)	(2.9)	(3.0)	(1.9)
After-tax expense	$20.3	$20.6	$16.9
(a)Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share-based compensation of $4.5 million, $2.8 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The average fair value of the stock options granted for the years ended December 31, 2020, 2019 and 2018, was estimated to be $25.62, $19.58 and $21.29 per share, respectively, using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	2020	2019	2018
Dividend yield	0.99%	1.23%	0.97%
Volatility	20.70%	21.44%	22.38%
Risk-free rate of return	1.41%	2.53%	2.75%
Expected life	6.0 years	6.0 years	6.0 years
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

Changes in options outstanding under the plans for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Shares subject to option	Weighted- average exercise price(a)	Aggregate intrinsic value (millions)	Weighted-average remaining life (years)
December 31, 2017	1,051,880	$47.80
Granted	160,849	86.92
Exercised	(239,427)	36.50
Canceled	(16,104)	74.23
December 31, 2018	957,198	56.71
Granted	195,675	88.07
Exercised	(272,003)	42.97
Canceled	(17,248)	85.22
December 31, 2019	863,622	67.57
Granted	161,600	129.26
Exercised	(256,704)	52.89
Canceled	(8,376)	107.23
Outstanding December 31, 2020	760,142	$85.18	$25.7	6.6
Exercisable December 31, 2020	440,987	$68.70	$21.1	5.4
(a)The weighted-average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2020	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2020	Weighted- average remaining life (years)	Weighted- average exercise price
$0.01	—	$25.00	3,223	1.1	$24.96	3,223	1.1	$24.96
25.01	—	50.00	34,206	1.5	31.34	34,206	1.5	31.34
50.01	—	75.00	258,428	5.0	63.40	258,428	5.0	63.40
75.01	—	100.00	307,127	7.4	87.59	143,379	7.1	87.40
100.01	—	125.00	391	9.4	100.68	—	0.0	—
125.01	—	150.00	156,767	9.0	129.33	1,751	2.7	129.33
			760,142	6.6	$85.18	440,987	5.4	$68.70
At December 31, 2020, there was $1.5 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of the Company's options exercised during the years ended December 31, 2020 and 2019, was $18.8 million and $16.3 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2020, 2019 and 2018:

	RSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2017	230,006	$66.83
Granted	132,865	84.65
Vested	(104,065)	65.42
Canceled	(14,459)	76.25
Outstanding and unvested at December 31, 2018	244,347	76.51
Granted	134,518	91.75
Vested	(118,060)	73.52
Canceled	(24,286)	79.53
Outstanding and unvested at December 31, 2019	236,519	86.37
Granted	81,796	124.91
Vested	(113,776)	85.40
Canceled	(9,249)	91.73
Outstanding and unvested at December 31, 2020	195,290	$102.52
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2020, there was $6.1 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred.

In February 2018, 2019 and 2020, the Company's Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years ended December 31, 2020, 2019 and 2018:

	PSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2017	160,823	$55.02
Granted	93,018	86.46
Vested	(90,967)	68.05
Forfeited	(6,833)	79.93
Outstanding and unvested at December 31, 2018	156,041	65.07
Granted	68,125	87.02
Vested	(56,773)	61.00
Forfeited	(10,045)	68.63
Outstanding and unvested at December 31, 2019	157,348	75.82
Granted	92,913	113.54
Vested	(101,638)	83.16
Forfeited	(2,647)	121.43
Outstanding and unvested at December 31, 2020	145,976	$93.89
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.

At December 31, 2020, there was $4.6 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 16 – RESTRUCTURING ACTIVITIES

Restructuring charges recorded during the years ended December 31 associated with restructuring activities were follows:

In millions	2020	2019	2018
Americas	$5.5	$1.4	$0.5
EMEA	12.4	13.4	3.3
Asia Pacific	4.4	1.7	1.1
Corporate and Other	3.3	—	—
Total	$25.6	$16.5	$4.9

Cost of goods sold	$5.2	$8.3	$1.7
Selling and administrative expenses	20.4	6.3	3.2
Total	$25.6	$14.6	$4.9

Restructuring charges across all regions are primarily related to workforce reductions intended to optimize and simplify operations and cost structure. Restructuring charges in EMEA also included costs related to the closure of the Company's production facility in Turkey in 2019. Approximately $1.9 million of the 2019 restructuring charges related to pension curtailment costs, which are included within Other (income) expense, net within the Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the years ended December 31, 2020 and 2019, were as follows:

In millions	Total
December 31, 2018	$2.1
Additions, net of reversals	16.5
Cash payments	(17.3)
Currency translation	(0.1)
December 31, 2019	1.2
Additions, net of reversals	25.0
Cash payments	(21.3)
Currency translation	0.4
December 31, 2020	$5.3
The majority of the costs accrued as of December 31, 2020, will be paid within one year.

The Company also incurred other non-qualified restructuring charges of $1.2 million, $5.7 million and $1.6 million during the years ended December 31, 2020, 2019 and 2018, respectively, which represent costs directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. Approximately $4.3 million of the non-qualified restructuring expenses incurred during 2019 related to the closure of the Company's production facility in Turkey. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.

The Company anticipates additional future restructuring charges of approximately $5 to $10 million related to certain of the restructuring actions initiated during the year ended December 31, 2020, primarily across several businesses and functions intended to optimize and simplify the Company's non-U.S. operations and cost structure. These future costs are expected to be cash expenditures and classified as both qualified and non-qualified restructuring. These costs are expected to be incurred within fiscal year 2021.

NOTE 17 – OTHER (INCOME) EXPENSE, NET

At December 31, the components of Other (income) expense, net were as follows:

In millions	2020	2019	2018
Interest income	$(0.9)	$(1.8)	$(0.8)
Foreign currency exchange loss	0.7	1.8	0.3
(Earnings) loss from equity method investments	(0.3)	0.1	(0.4)
Net periodic pension and postretirement benefit (income) cost, less service cost	(2.2)	6.8	(2.8)
Other	(10.3)	(3.1)	0.3
Other (income) expense, net	$(13.0)	$3.8	$(3.4)

Other (income) expense, net for the year ended December 31, 2020, included gains of $12.8 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of two legal entities in EMEA. These gains are included within Other in the table above.

NOTE 18 – INCOME TAXES

Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2020	2019	2018
U.S.	$151.4	$211.1	$151.4
Non-U.S.	214.0	264.1	323.8
Total	$365.4	$475.2	$475.2

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2020	2019	2018
Current tax expense:
U.S.	$55.0	$87.1	$86.4
Non-U.S.	20.3	16.2	18.1
Total:	75.3	103.3	104.5
Deferred tax benefit:
U.S.	(13.4)	(25.2)	(56.1)
Non-U.S.	(11.0)	(5.0)	(8.6)
Total:	(24.4)	(30.2)	(64.7)
Total tax expense:
U.S.	41.6	61.9	30.3
Non-U.S.	9.3	11.2	9.5
Total	$50.9	$73.1	$39.8
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(17.5)	(10.6)	(11.9)
State and local income taxes (1)	2.4	3.0	2.1
Reserves for uncertain tax positions	1.1	0.5	2.1
Tax on unremitted earnings	(0.1)	0.1	(1.2)
Tax Reform Act	—	—	(4.6)
Trade incentives	—	0.2	0.6
Impairment of goodwill and intangible assets	7.3	—	—
Impact of divestitures	—	1.6	—
Other adjustments	(0.3)	(0.4)	0.3
Effective tax rate	13.9%	15.4%	8.4%
(1)Net of changes in valuation allowances

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

Shortly after the Tax Reform Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provided guidance on accounting for the Tax Reform Act’s impact. SAB 118 provided a measurement period, which in no case was to extend beyond one year from the Tax Reform Act enactment date, during which a company acting in good faith could complete the accounting for the impacts of the Tax Reform Act under ASC Topic 740. In finalizing the net tax charge resulting from the Tax Reform Act, in accordance with the one-year SAB 118 measurement period, the Company reversed $22.8 million of previous charges and recorded an additional $0.9 million of transition tax in 2018.

The majority of the Company's earnings are considered permanently reinvested, and therefore, the Company has not recorded any incremental withholding or income tax liabilities on earnings of its non-U.S. subsidiaries.

At December 31, a summary of the deferred tax accounts was as follows:

In millions	2020	2019
Deferred tax assets:
Inventory and accounts receivable	$6.5	$5.3
Fixed assets and intangibles	2.6	2.3
Lease liabilities	22.0	19.0
Postemployment and other benefit liabilities	29.9	31.0
Other reserves and accruals	16.4	14.2
Net operating losses, tax credits and other carryforwards	386.1	346.3
Other	1.8	0.8
Gross deferred tax assets	465.3	418.9
Less: deferred tax valuation allowances	(259.7)	(241.0)
Deferred tax assets net of valuation allowances	$205.6	$177.9
Deferred tax liabilities:
Fixed assets and intangibles	$(112.0)	$(104.3)
Right of use assets	(21.7)	(19.0)
Postemployment and other benefit liabilities	(6.8)	(5.1)
Unremitted earnings of foreign subsidiaries	(1.4)	(2.4)
Other	(5.6)	(3.8)
Gross deferred tax liabilities	(147.5)	(134.6)
Net deferred tax assets	$58.1	$43.3
At December 31, 2020, $1.4 million of deferred taxes were recorded for certain undistributed earnings of non-U.S. subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

At December 31, 2020, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$18.9	2027-2037
U.S. Federal and State credit carryforwards	22.5	2025-2037
U.S. State tax loss carryforwards	22.9	2021-Unlimited
Non-U.S. tax loss carryforwards	$1,015.8	2021-Unlimited
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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2020	2019	2018
Beginning balance	$241.0	$357.1	$312.9
Increase to valuation allowance	21.1	2.8	70.9
Decrease to valuation allowance	(2.8)	(118.6)	(25.0)
Foreign exchange translation	0.4	(0.3)	(1.7)
Ending balance	$259.7	$241.0	$357.1
During the year ended December 31, 2020, the valuation allowance increased by $18.7 million, while during the year ended December 31, 2019, the valuation allowance decreased by $116.1 million. The increase for the year ended December 31, 2020, and the decrease for the year ended December 31, 2019, are the result of changes in country specific tax laws, internal restructurings, jurisdictional profitability and changes in judgments and facts regarding the realizability of deferred tax assets.

The Company has total unrecognized tax benefits of $41.2 million and $37.3 million as of December 31, 2020 and 2019, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $41.2 million as of December 31, 2020. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2020	2019	2018
Beginning balance	$37.3	$42.0	$29.0
Additions based on tax positions related to the current year	6.0	5.7	9.5
Additions based on tax positions related to prior years	4.1	1.7	8.2
Reductions based on tax positions related to prior years	(1.5)	(7.0)	(1.4)
Reductions related to settlements with tax authorities	(0.3)	(4.0)	(1.5)
Reductions related to lapses of statute of limitations	(5.2)	(0.8)	(1.1)
Translation loss/(gain)	0.8	(0.3)	(0.7)
Ending balance	$41.2	$37.3	$42.0
The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $7.6 million and $6.2 million at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company recognized $1.9 million and $1.3 million in net interest and penalties, net of tax, related to these uncertain tax positions.

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $14.8 million during the next 12 months.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2020	2019	2018
Weighted-average number of basic shares	92.3	93.6	95.0
Shares issuable under share-based compensation plans	0.5	0.7	0.7
Weighted-average number of diluted shares	92.8	94.3	95.7
At December 31, 2020, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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
The Company's remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services revenues is delayed until the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets any established criteria. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the years ended December 31, 2020 and 2019, no adjustments related to performance obligations satisfied in previous periods were recorded.
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
The following table shows the Company's Net revenues related to both tangible product sales and services for the years ended December 31, 2020, 2019 and 2018, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of the two principal revenue streams:

	2020
In millions	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$2,016.7	$530.4	$141.8	$2,688.9
Services	—	24.2	6.8	31.0
Total Net revenues	$2,016.7	$554.6	$148.6	$2,719.9

	2019
In millions	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$2,114.5	$546.1	$158.8	$2,819.4
Services	—	26.4	8.2	34.6
Total Net revenues	$2,114.5	$572.5	$167.0	$2,854.0

	2018
In millions	Americas	EMEA	Asia Pacific	Consolidated
Net revenues
Products	$1,988.6	$567.8	$148.9	$2,705.3
Services	—	22.1	4.3	26.4
Total Net revenues	$1,988.6	$589.9	$153.2	$2,731.7
As of December 31, 2020 and 2019, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

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
The Company is sometimes a party to environmental lawsuits and claims and has, from time to time, received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.
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
The Company incurred $7.1 million, $1.7 million and $2.4 million of expenses during the years ended December 31, 2020, 2019 and 2018, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income.

As of December 31, 2020 and 2019, the Company has recorded reserves for environmental matters of $21.1 million and $19.3 million, respectively. The total reserve at December 31, 2020 and 2019, included $4.4 million and $4.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of their expected future payment. The Company's total current environmental reserve at December 31, 2020 and 2019, was $6.1 million and $6.2 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2020	2019	2018
Balance at beginning of period	$15.9	$14.5	$14.1
Reductions for payments	(7.3)	(8.4)	(7.9)
Accruals for warranties issued during the current period	8.2	10.3	7.8
Changes to accruals related to preexisting warranties	(0.6)	(0.4)	0.2
Acquisitions	—	—	0.5
Translation	0.3	(0.1)	(0.2)
Balance at end of period	$16.5	$15.9	$14.5
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of the expected future payments.

NOTE 22 – BUSINESS SEGMENT INFORMATION

The Company classifies its business into the following three reportable segments based on industry and market focus: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific. Results for the Company's India operations are now included within the Asia Pacific segment results due to an operational change during the year ended December 31, 2020. This change did not result, and is not expected to result, in a material impact to Segment results of operations for either the EMEA or Asia Pacific segment.

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

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31 were as follows:

Dollar amounts in millions	2020	2019	2018
Americas
Net revenues	$2,016.7	$2,114.5	$1,988.6
Segment operating income	580.2	611.6	544.5
Segment operating margin	28.8%	28.9%	27.4%
Depreciation and amortization	34.5	35.7	42.2
Capital expenditures	26.9	32.1	22.5
Total segment assets	1,249.0	1,239.0	1,175.8

EMEA
Net revenues	554.6	572.5	589.9
Segment operating (loss) income	(5.4)	34.3	49.3
Segment operating margin	(1.0)%	6.0%	8.4%
Depreciation and amortization	33.8	33.1	32.0
Capital expenditures	8.4	16.9	16.2
Total segment assets	1,154.9	1,057.6	1,052.1

Asia Pacific
Net revenues	148.6	167.0	153.2
Segment operating (loss) income	(96.7)	0.5	6.9
Segment operating margin	(65.1)%	0.3%	4.5%
Depreciation and amortization	5.2	4.9	3.9
Capital expenditures	7.2	11.4	4.2
Total segment assets	188.6	281.1	286.6

Total Net revenues	$2,719.9	$2,854.0	$2,731.7

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$478.1	$646.4	$600.7
Unallocated corporate expense	74.6	81.3	74.9
Interest expense	51.1	56.0	54.0
Loss on divestitures	—	30.1	—
Other (income) expense, net	(13.0)	3.8	(3.4)
Total earnings before income taxes	$365.4	$475.2	$475.2

Depreciation and amortization from reportable segments	$73.5	$73.7	$78.1
Unallocated depreciation and amortization	4.5	4.4	4.2
Total depreciation and amortization	$78.0	$78.1	$82.3

Capital expenditures from reportable segments	$42.5	$60.4	$42.9
Corporate capital expenditures	4.6	5.2	6.2
Total capital expenditures	$47.1	$65.6	$49.1

Assets from reportable segments	$2,592.5	$2,577.7	$2,514.5
Unallocated assets(a)	476.9	389.5	295.7
Total assets	$3,069.4	$2,967.2	$2,810.2
(a)Unallocated assets consist primarily of investments in unconsolidated affiliates, property, plant and equipment, net, ROU assets, deferred income taxes and cash.
Effective January 1, 2021, the Company has combined its EMEA and Asia Pacific operations into a new segment named Allegion International, in addition to renaming its Americas segment "Allegion Americas". The new Allegion International segment has been created to drive speed and efficiency, simplify the Company's operating segments and optimize its non-U.S. operations.

Net revenues by destination and product type for the years ended December 31, were as follows:

In millions	2020	2019	2018
Net revenues
U.S.	$1,905.5	$1,988.9	$1,852.8
Non-U.S.	814.4	865.1	878.9
Total	$2,719.9	$2,854.0	$2,731.7

In millions	2020	2019	2018
Net revenues
Mechanical products	$2,146.1	$2,247.0	$2,155.2
All other	573.8	607.0	576.5
Total	$2,719.9	$2,854.0	$2,731.7
In fiscal year 2020, 2019 and 2018, no customer exceeded 10% of consolidated Net revenues.

At December 31, long-lived assets by geographic area were as follows:

In millions	2020	2019
Long-lived assets
U.S.	$236.8	$242.0
Non-U.S.	426.9	437.3
Total	$663.7	$679.3

NOTE 23 – SUBSEQUENT EVENTS

As discussed in Note 22, effective January 1, 2021, the Company has combined its EMEA and Asia Pacific operations into a new segment named Allegion International and renamed its Americas segment "Allegion Americas".
On February 5, 2021, the Company's Board of Directors declared a quarterly dividend of $0.36 cents per ordinary share. The dividend is payable March 31, 2021 to shareholders of record on March 17, 2021.

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2017	$2.8
Additions charged to costs and expenses	1.6
Deductions*	(1.0)
Currency translation	(0.1)
Balance December 31, 2018	3.3
Additions charged to costs and expenses	2.4
Currency translation	(0.1)
Balance December 31, 2019	5.6
Adoption of ASC 326 (see Note 2)	1.9
Additions charged to costs and expenses	2.4
Deductions*	(3.9)
Currency translation	0.2
Balance December 31, 2020	$6.2

*	"Deductions" include accounts and advances written off, less recoveries.