Form 10-Q
period 2021-03-31
Allegion plc
filed 2021-04-22
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 19, 2021 was 89,978,097.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2021	2020
Net revenues	$694.3	$674.7
Cost of goods sold	396.9	381.6
Selling and administrative expenses	166.1	167.9
Impairment of goodwill and intangible assets	—	96.3
Operating income	131.3	28.9
Interest expense	12.3	12.9
Other (income) expense, net	(3.5)	4.0
Earnings before income taxes	122.5	12.0
Provision for income taxes	14.3	11.5
Net earnings	108.2	0.5
Less: Net earnings attributable to noncontrolling interests	0.2	0.1
Net earnings attributable to Allegion plc	$108.0	$0.4
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.19	$—
Diluted net earnings	$1.18	$—
Weighted-average shares outstanding
Basic	90.7	92.7
Diluted	91.2	93.3

Total comprehensive income (loss)	$76.2	$(32.9)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.5)
Total comprehensive income (loss) attributable to Allegion plc	$76.0	$(32.4)
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$394.3	$480.4
Accounts and notes receivable, net	312.6	321.8
Inventories	289.9	283.1
Other current assets	51.2	53.9
Assets held for sale	—	5.8
Total current assets	1,048.0	1,145.0
Property, plant and equipment, net	285.7	294.9
Goodwill	807.8	819.0
Intangible assets, net	467.4	487.1
Other noncurrent assets	339.0	323.4
Total assets	$2,947.9	$3,069.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209.8	$220.4
Accrued expenses and other current liabilities	295.7	293.7
Short-term borrowings and current maturities of long-term debt	0.1	0.2
Liabilities held for sale	—	7.2
Total current liabilities	505.6	521.5
Long-term debt	1,429.8	1,429.4
Other noncurrent liabilities	281.5	285.9
Total liabilities	2,216.9	2,236.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (90,048,623 and 91,212,741 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	915.9	985.6
Accumulated other comprehensive loss	(189.1)	(157.1)
Total Allegion plc shareholders’ equity	727.7	829.4
Noncontrolling interests	3.3	3.2
Total equity	731.0	832.6
Total liabilities and equity	$2,947.9	$3,069.4
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2021	2020
Cash flows from operating activities:
Net earnings	$108.2	$0.5
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	21.4	19.8
Impairment of goodwill and intangible assets	—	96.3
Changes in assets and liabilities and other non-cash items	(17.8)	(85.8)
Net cash provided by operating activities	111.8	30.8
Cash flows from investing activities:
Capital expenditures	(6.3)	(11.8)
Other investing activities, net	1.7	(7.0)
Net cash used in investing activities	(4.6)	(18.8)
Cash flows from financing activities:
Short-term borrowings, net	—	3.2
Dividends paid to ordinary shareholders	(32.5)	(29.0)
Repurchase of ordinary shares	(149.7)	(94.1)
Other financing activities, net	(5.0)	3.1
Net cash used in financing activities	(187.2)	(116.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.1)	(5.2)
Net decrease in cash, cash equivalents and restricted cash	(86.1)	(110.0)
Cash, cash equivalents and restricted cash - beginning of period	480.4	358.7
Cash, cash equivalents and restricted cash - end of period	$394.3	$248.7
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or the "Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new guidance was intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. This ASU became effective for fiscal years beginning after December 15, 2020, and interim periods within those annual periods. Accordingly, the Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact to the Condensed and Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. This ASU became effective for fiscal years beginning after December 15, 2020, and interim periods within those annual periods. Accordingly, the Company adopted ASU 2020-01 on January 1, 2021, and the adoption did not have a material impact to the Condensed and Consolidated Financial Statements.

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

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	March 31, 2021	December 31, 2020
Raw materials	$116.3	$114.0
Work-in-process	37.5	42.3
Finished goods	136.1	126.8
Total	$289.9	$283.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2021, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2020 (gross)	$501.1	$891.5	$1,392.6
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2020 (net)	501.1	317.9	819.0
Acquisitions and adjustments	(0.1)	—	(0.1)
Currency translation	0.1	(11.2)	(11.1)
March 31, 2021 (net)	$501.1	$306.7	$807.8

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment tests on the goodwill balances, at that time, of its previous EMEA and Asia Pacific reporting units (which were combined to form the new Allegion International segment effective January 1, 2021). The results of the interim impairment testing indicated that the estimated fair value of the former Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $88.1 million was recorded, which is included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020.

NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$58.8	$(25.7)	$33.1	$59.9	$(25.1)	$34.8
Customer relationships	403.0	(130.8)	272.2	415.5	(130.2)	285.3
Trade names (finite-lived)	86.6	(56.0)	30.6	90.2	(57.4)	32.8
Other	27.1	(11.4)	15.7	27.0	(11.1)	15.9
Total finite-lived intangible assets	575.5	$(223.9)	351.6	592.6	$(223.8)	368.8
Trade names (indefinite-lived)	115.8		115.8	118.3		118.3
Total	$691.3		$467.4	$710.9		$487.1

Intangible asset amortization expense was $8.1 million and $7.7 million for the three months ended March 31, 2021 and 2020, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $28.9 million for full year 2021, $27.7 million for 2022, $27.5 million for 2023, $27.5 million for 2024 and $26.6 million for 2025.

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment testing on certain indefinite-lived trade names. Based on these tests, it was determined that three of the Company's indefinite-lived trade names were impaired, and impairment charges of $8.2 million were recorded, which are included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020.

NOTE 6 - DIVESTITURES

As previously disclosed, during the fourth quarter of 2020, the net assets of the Company's Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 28, 2021, the Company completed its divestiture of QMI. The completion of the divestiture did not have a material impact to the Condensed and Consolidated Financial Statements for the three months ended March 31, 2021.

NOTE 7 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(9.3)	(9.8)
Total debt	1,429.9	1,429.6
Less current portion of long-term debt	0.1	0.2
Total long-term debt	$1,429.8	$1,429.4

Unsecured Credit Facilities

As of March 31, 2021, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at March 31, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. Principal amounts repaid on the Term Facility may not be reborrowed, and the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2021, there were no borrowings outstanding on the Revolving Facility and the Company had $14.2 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company’s credit ratings. At March 31, 2021, the Company's outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.46%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of March 31, 2021, the Company was in compliance with all covenants.

Senior Notes

As of March 31, 2021, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

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

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive loss and subsequently reclassified to Net earnings when the hedged transaction affects earnings, while changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in Net earnings in the period of change. The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in Net earnings.
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $195.0 million and $218.9 million at March 31, 2021 and December 31, 2020, respectively. The fair values of currency derivatives included within the Condensed and Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 were not material, nor were either the losses included in Accumulated other comprehensive loss or the amount expected to be reclassified into Net earnings over the next twelve months related to currency derivatives designated as cash flow hedges, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions.
The amounts associated with currency derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended March 31 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives	$0.7	$3.0	Cost of goods sold	$0.3	$—

The gains and losses associated with the Company’s non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other (income) expense, net in the Condensed and Consolidated Statements of Comprehensive Income. At March 31, 2021, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company’s leases for which the Company is a lessee are classified as operating leases. Total rental expense for the three months ended March 31, 2021 and 2020, was $11.1 million and $10.9 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $2.0 million and $2.4 million, respectively, for the three months ended March 31, 2021 and 2020. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2021 or December 31, 2020.

If at lease commencement date, a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company does not include the lease as part of its ROU asset or lease liability. If the Company enters into a large number of leases in the same month with the same terms and conditions, these are considered a group (portfolio), assuming the lease model under this approach does not materially differ from applying ASC 842 to each individual lease. When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability. However, as this rate is not available for most leases, the Company will use its incremental borrowing rate as the discount rate, which is the rate at inception of the lease the Company would hypothetically incur to borrow over a similar term the funds needed to purchase the leased asset.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amounts included within the Condensed and Consolidated Balance Sheet related to the Company’s ROU asset and lease liability were as follows:

		March 31, 2021			December 31, 2020
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$57.9	$33.5	$91.4	$59.5	$32.5	$92.0
Lease liability - current	Accrued expenses and other current liabilities	14.5	13.4	27.9	14.7	12.9	27.6
Lease liability - noncurrent	Other noncurrent liabilities	45.1	20.3	65.4	46.5	19.8	66.3

Other information:
Weighted-average remaining term (years)		7.0	3.1		7.0	3.2
Weighted-average discount rate		3.8%	2.5%		3.9%	2.7%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2021			2020
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$4.9	$4.2	$9.1	$4.9	$3.6	$8.5
ROU assets obtained in exchange for new lease liabilities	3.0	2.4	5.4	0.5	1.8	2.3
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of March 31, 2021, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2021 and for each of the years thereafter as of March 31, 2021, are as follows:

In millions	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Real estate leases	$12.8	$14.4	$9.7	$7.0	$5.8	$19.0	$68.7
Equipment leases	10.9	11.1	6.9	3.7	2.0	0.2	34.8
Total	$23.7	$25.5	$16.6	$10.7	$7.8	$19.2	$103.5
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2021, is due to imputed interest of $10.2 million.

NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans to eligible employees and retirees. The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains other supplemental plans for officers and other key employees.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2021	2020
Service cost	$1.7	$1.9
Interest cost	1.7	2.4
Expected return on plan assets	(3.5)	(3.7)
Administrative costs and other	0.3	0.5
Net amortization of:
Prior service costs	0.1	0.1
Plan net actuarial losses	0.9	1.0
Net periodic pension benefit cost	$1.2	$2.2

	Non-U.S.
In millions	2021	2020
Service cost	$0.6	$0.5
Interest cost	1.3	1.7
Expected return on plan assets	(3.5)	(3.3)
Administrative costs and other	0.5	0.4
Net amortization of:
Plan net actuarial losses	0.4	0.4
Net periodic pension benefit income	$(0.7)	$(0.3)

Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other (income) expense, net within the Condensed and Consolidated Statements of Comprehensive Income.

Employer contributions were not material during the three months ended March 31, 2021 and 2020. Contributions of approximately $11 million are expected during the remainder of 2021.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets and liabilities measured at fair value at March 31, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$22.3	$—	$22.3
Derivative instruments	—	1.7	—	1.7
Total asset recurring fair value measurements	$—	$24.0	$—	$24.0
Liabilities:
Derivative instruments	$—	$3.1	$—	$3.1
Deferred compensation and other retirement plans	—	23.5	—	23.5
Total liability recurring fair value measurements	$—	$26.6	$—	$26.6
Financial instruments not carried at fair value
Total debt	$—	$1,504.0	$—	$1,504.0
Total financial instruments not carried at fair value	$—	$1,504.0	$—	$1,504.0
Assets and liabilities measured at fair value at December 31, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$23.5	$—	$23.5
Derivative instruments	—	1.6	—	1.6
Total asset recurring fair value measurements	$—	$25.1	$—	$25.1
Liabilities:
Derivative instruments	$—	$3.4	$—	$3.4
Deferred compensation and other retirement plans	—	25.1	—	25.1
Total liability recurring fair value measurements	$—	$28.5	$—	$28.5
Financial instruments not carried at fair value
Total debt	$—	$1,541.4	$—	$1,541.4
Total financial instruments not carried at fair value	$—	$1,541.4	$—	$1,541.4
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Debt – These instruments are recorded at cost and include senior notes maturing through 2029. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
The carrying values of Cash and cash equivalents, Accounts and notes receivable, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company had investments in debt and equity securities without readily determinable fair values of $16.3 million and $13.7 million as of March 31, 2021 and December 31, 2020, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2021, are the same as those used at December 31, 2020.

NOTE 12 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2021, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	108.2	—	—	—	108.0	—	0.2
Other comprehensive loss, net	(32.0)	—	—	—	—	(32.0)	—
Repurchase of ordinary shares	(149.7)	—	(1.3)	(4.4)	(145.3)	—	—
Share-based compensation activity	4.4	—	0.1	4.4	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.5)	—	—	—	(32.5)	—	—
Other	—	—	—	—	0.1	—	(0.1)
Balance at March 31, 2021	$731.0	$0.9	90.0	$—	$915.9	$(189.1)	$3.3

The changes in the components of Equity for the three months ended March 31, 2020, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2019	$760.4	$0.9	92.7	$—	$975.1	$(218.6)	$3.0
Cumulative effect of adoption of ASC 326, Financial Instruments – Credit Losses	(2.2)	—	—	—	(2.2)	—	—
Net earnings	0.5	—	—	—	0.4	—	0.1
Other comprehensive loss, net	(33.4)	—	—	—	—	(32.8)	(0.6)
Repurchase of ordinary shares	(94.1)	—	(0.9)	(12.2)	(81.9)	—	—
Share-based compensation activity	12.2	—	0.4	12.2	—	—	—
Dividends to ordinary shareholders ($0.32 per share)	(29.6)	—	—	—	(29.6)	—	—
Balance at March 31, 2020	$613.8	$0.9	92.2	$—	$861.8	$(251.4)	$2.5

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In February 2017, the Company’s Board of Directors approved a share repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company’s Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the three months ended March 31, 2021 and 2020, the Company paid $149.7 million and $94.1 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations. As of March 31, 2021, the Company has approximately $464.5 million still available to be repurchased under the 2020 Share Repurchase Authorization.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2021, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)
Other comprehensive income (loss) before reclassifications	0.7	(0.1)	(33.3)	(32.7)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.3)	1.2	—	0.9
Tax expense	(0.1)	(0.1)	—	(0.2)
March 31, 2021	$(0.6)	$(119.3)	$(69.2)	$(189.1)

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2020, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2019	$0.5	$(126.2)	$(92.9)	$(218.6)
Other comprehensive income (loss) before reclassifications	2.2	4.4	(40.1)	(33.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.3)	1.5	—	1.2
Tax expense	(0.4)	(0.1)	—	(0.5)
March 31, 2020	$2.0	$(120.4)	$(133.0)	$(251.4)

(a)     Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and postretirement benefits other than pensions ("OPEB") items are recorded in Other (income) expense, net.

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three months ended March 31:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	2021	2020
Stock options	$2.8	$2.6
RSUs	5.6	5.4
PSUs	1.3	1.4
Deferred compensation	0.4	(2.0)
Pre-tax expense	10.1	7.4
Tax benefit(a)	(1.1)	(0.4)
After-tax expense	$9.0	$7.0

(a)     Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $0.3 million and $4.0 million during the three months ended March 31, 2021 and 2020, respectively.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	179,743	$24.99	161,209	$25.62
RSUs	117,864	$109.49	68,148	$129.33
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

The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2021	2020
Dividend yield	1.32%	0.99%
Volatility	27.14%	20.70%
Risk-free rate of return	0.75%	1.41%
Expected life (years)	6.0	6.0
Volatility is based on the Company’s historic volatility. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2021, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

In February 2019, 2020 and 2021, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Compensation

Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 - RESTRUCTURING ACTIVITIES
During the three months ended March 31, 2021 and 2020, the Company recorded $2.7 million and $2.1 million, respectively, of expenses associated with restructuring activities. Restructuring activities were primarily associated with the Allegion International segment and related to workforce reductions intended to optimize and simplify operations and cost structure. These expenses are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the three months ended March 31, 2021, were as follows:

In millions	Total
December 31, 2020	$5.3
Additions, net of reversals	2.5
Cash payments	(2.2)
Currency translation	(0.2)
March 31, 2021	$5.4

The majority of the costs accrued as of March 31, 2021, are expected to be paid within one year.

The Company also anticipates future restructuring charges of approximately $5 to $10 million, related to restructuring actions initiated as of March 31, 2021, across several businesses and functions intended to optimize and simplify operations and cost structure throughout the Allegion International segment. The majority of these future costs are expected to be cash expenditures and are expected to be incurred within fiscal year 2021.

NOTE 15 - OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three months ended March 31 were as follows:

In millions	2021	2020
Interest income	$—	$(0.5)
Foreign currency exchange loss	0.4	0.9
Loss from equity method investments	0.7	0.5
Net periodic pension and postretirement benefit income, less service cost	(1.9)	(0.5)
Other	(2.7)	3.6
Other (income) expense, net	$(3.5)	$4.0

NOTE 16 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2021 and 2020, were 11.7% and 95.8%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, which was partially offset by an unfavorable year-over-year change in share-based compensation deductions and the mix of income earned in lower tax rate jurisdictions.

NOTE 17 - EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Allegion plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans.

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2021	2020
Weighted-average number of basic shares	90.7	92.7
Shares issuable under share-based compensation plans	0.5	0.6
Weighted-average number of diluted shares	91.2	93.3
At March 31, 2021, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

The Company’s remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the three months ended March 31, 2021 and 2020, no adjustments were recorded related to performance obligations satisfied in previous periods.

The Company applies the practical expedients allowed under ASC 606, "Revenue from Contracts with Customers", to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less and for contracts where the Company has the right to invoice for performance completed to date. The transaction price is not adjusted for the effects of a significant financing component, as the time period between control transfer of goods and services is less than one year. Sales, value-added and other similar taxes collected by the Company are excluded from Net revenues. The Company has also elected to account for shipping and handling activities that occur after control of the related goods transfers as fulfillment activities instead of performance obligations. These activities are included in Cost of goods sold in the Condensed and Consolidated Statements of Comprehensive Income. The Company’s payment terms are generally consistent with the industries in which its businesses operate.

The following tables show the Company’s Net revenues related to both tangible product sales and services for the three months ended March 31, 2021 and 2020, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended March 31, 2021
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$498.2	$189.1	$687.3
Services	0.7	6.3	7.0
Total Net revenues	$498.9	$195.4	$694.3

	Three months ended March 31, 2020
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$512.1	$156.5	$668.6
Services	—	6.1	6.1
Total Net revenues	$512.1	$162.6	$674.7
As of March 31, 2021, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

NOTE 19 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income (loss) as a percentage of the segment’s Net revenues.
As previously announced, effective January 1, 2021, the Company combined its previous operations in Europe, the Middle East and Africa ("EMEA") and Asia Pacific into a new segment named Allegion International, in addition to renaming its Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three months ended March 31, 2020, has been combined in the table below to reflect this change in reportable segments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2021	2020
Net revenues
Allegion Americas	$498.9	$512.1
Allegion International	195.4	162.6
Total	$694.3	$674.7
Segment operating income (loss)
Allegion Americas	$135.4	$146.6
Allegion International	15.4	(96.8)
Total	150.8	49.8
Reconciliation to Operating income
Unallocated corporate expense	(19.5)	(20.9)
Operating income	131.3	28.9
Reconciliation to earnings before income taxes
Interest expense	12.3	12.9
Other (income) expense, net	(3.5)	4.0
Earnings before income taxes	$122.5	$12.0

NOTE 20 - COMMITMENTS AND CONTINGENCIES
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

During the three months ended March 31, 2021 and 2020, the Company incurred $0.2 million and $0.5 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental remediation costs are recorded in Costs of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $18.9 million and $21.1 million, respectively. The total reserve at March 31, 2021 and December 31, 2020, included $4.3 million and $4.4 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2021 and December 31, 2020, was $4.5 million and $6.1 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

In millions	2021	2020
Balance at beginning of period	$16.5	$15.9
Reductions for payments	(1.8)	(2.0)
Accruals for warranties issued during the current period	3.5	2.3
Changes to accruals related to preexisting warranties	(0.1)	(0.1)
Currency translation	(0.1)	(0.1)
Balance at end of period	$18.0	$16.0
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

NOTE 21 - SUBSEQUENT EVENTS

On April 8, 2021, the Company's Board of Directors declared a quarterly dividend of $0.36 per ordinary share. The dividend is payable June 30, 2021, to shareholders of record on June 16, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organization

Allegion plc ("Allegion," "the Company", "we," "our," or "us") is a leading global provider of security products and solutions operating in two segments: Allegion Americas and Allegion International. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic continues to negatively affect the global economy. As part of the efforts to contain the spread of COVID-19, federal, state and local governments have imposed various restrictions on the conduct of business and travel, such as public health decrees or other mandates, including stay-at-home orders, travel restrictions, capacity constraints and quarantines. These measures have impacted, and will likely continue to impact, our ability to carry out business as usual, including supply chain disruption, temporary suspension of some of our operations, shortages in materials (such as the global shortage in electronic components, which became more prevalent at the end of the current quarter), reduction in customer demand, increased absenteeism and costs associated with certain health and safety-driven operational changes. We continue to closely monitor the effects of the COVID-19 pandemic on all aspects of our business and the markets in which we operate. All of our global production and assembly facilities were operational as of March 31, 2021, and while we currently expect they will remain operational for the foreseeable future, such expectation is dependent upon future governmental actions, demand for our products, the stability of our global supply chain and our ability to continue to operate in a safe manner.

The pandemic and economic recovery will likely continue to impact us in numerous and evolving ways that we may not be able to accurately predict. For example, there could be impacts as the COVID-19 virus mutates into more contagious or severe strains, and as some governments ease their restrictions and social interactions increase prior to the widespread global distribution of effective vaccines or treatments for COVID-19, or conversely, if such distribution accelerates and helps lead to economic recovery. We will continue to closely monitor the impact on our business, employees, customers, suppliers, distribution channels and other business partners, and we believe that our actions taken to date, our financial flexibility and potential measures within our control will allow us to maintain a sound financial position and provide for adequate resources to fund our ongoing operating and financing needs.

Many of our businesses in our newly created Allegion International segment, as well as our Allegion Americas' residential business, have recovered from the most severe of the challenges stemming from the COVID-19 pandemic, experiencing healthy growth during the first quarter of 2021. However, fluctuations in local health conditions; consumer spending patterns, trends and preferences; changes in commercial real estate occupancy; constraints on government and institutional budgets; and an uncertain business climate have led to declines and delays in new construction activity and discretionary projects in many of the commercial and institutional construction markets we serve. The challenges and uncertainties related to the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows, as well as a number of other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

QMI Divestiture

As previously disclosed, during the fourth quarter of 2020, the net assets of our Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

On February 28, 2021, we completed our divestiture of QMI, which did not have a material impact to the Condensed and Consolidated Financial Statements for the three months ended March 31, 2021.

2021 Dividends and Share Repurchases

During the three months ended March 31, 2021, we paid dividends of $0.36 per ordinary share to shareholders and repurchased approximately 1.3 million shares for $149.7 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2021	% of revenues	2020	% of revenues
Net revenues	$694.3		$674.7
Cost of goods sold	396.9	57.2%	381.6	56.6%
Selling and administrative expenses	166.1	23.9%	167.9	24.9%
Impairment of goodwill and intangible assets	—	—%	96.3	14.3%
Operating income	131.3	18.9%	28.9	4.3%
Interest expense	12.3		12.9
Other (income) expense, net	(3.5)		4.0
Earnings before income taxes	122.5		12.0
Provision for income taxes	14.3		11.5
Net earnings	108.2		0.5
Less: Net earnings attributable to noncontrolling interests	0.2		0.1
Net earnings attributable to Allegion plc	$108.0		$0.4

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.18		$—
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2021, increased by 2.9%, or $19.6 million, compared with the same period in 2020, due to the following:

Pricing	0.7%
Volume	(0.2)%
Divestitures	(0.4)%
Currency exchange rates	2.8%
Total	2.9%
The increase in Net revenues was principally driven by improved pricing and the impact of foreign currency exchange rate movements. These increases were partially offset by slightly lower volumes and the divestiture of our QMI business in the current year.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2021, increased $102.4 million compared to the same period in 2020. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2021, increased to 18.9% from 4.3% for the same period in 2020, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2020	$28.9	4.3%
Pricing and productivity in excess of inflation	8.4	1.1%
Volume / product mix	(5.8)	(0.9)%
Restructuring / acquisition expenses	0.3	0.1%
Currency exchange rates	4.2	0.1%
Investment spending	(1.3)	(0.2)%
Divestitures	0.3	0.1%
Impairment of goodwill and intangible assets	96.3	14.3%
March 31, 2021	$131.3	18.9%
The increases in Operating income and Operating margin were primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year. Also contributing to the increases were pricing and productivity improvements in excess of inflation, a year-over-year decrease in restructuring and acquisition expenses, foreign currency exchange rate movements and the impact of our QMI divestiture during the current year. These increases were partially offset by unfavorable volume/product mix and increased investment spending.
Pricing and productivity in excess of inflation includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared by the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or significant improvements for strategic initiatives and new product and channel development, are captured in Investment spending in the table above.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended March 31, 2021, decreased $0.6 million compared with the same period in 2020, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other (Income) Expense, Net
The components of Other (income) expense, net for the three months ended March 31, 2021 and 2020, were as follows:

In millions	2021	2020
Interest income	$—	$(0.5)
Foreign currency exchange loss	0.4	0.9
Loss from equity method investments	0.7	0.5
Net periodic pension and postretirement benefit income, less service cost	(1.9)	(0.5)
Other	(2.7)	3.6
Other (income) expense, net	$(3.5)	$4.0
For the three months ended March 31, 2021, Other (income) expense, net was favorable $7.5 million compared with the same period in 2020, primarily due to unrealized investment gains in 2021 compared to unrealized investment losses in 2020, both of which are reflected in Other in the table above.
Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2021 and 2020, were 11.7% and 95.8%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, which was partially offset by an unfavorable year-over-year change in share-based compensation deductions and the mix of income earned in lower tax rate jurisdictions.

Review of Business Segments

We operate in and report financial results for two segments: Allegion Americas and Allegion International. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.

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

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings. As previously announced, effective January 1, 2021, we combined our previous operations in EMEA and Asia Pacific into a new segment named Allegion International, in addition to renaming our Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three months ended March 31, 2020, has been combined in the segment results of operations presented below to reflect this change in reportable segments.

Segment Results of Operations - For the three months ended March 31

In millions	2021	2020	% Change
Net revenues
Allegion Americas	$498.9	$512.1	(2.6)%
Allegion International	195.4	162.6	20.2%
Total	$694.3	$674.7

Segment operating income (loss)
Allegion Americas	$135.4	$146.6	(7.6)%
Allegion International	15.4	(96.8)	115.9%
Total	$150.8	$49.8

Segment operating margin
Allegion Americas	27.1%	28.6%
Allegion International	7.9%	(59.5)%
Allegion Americas

Our Allegion Americas segment is a leading provider of security products and solutions throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems to end-users in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Steelcraft, Technical Glass Products ("TGP") and Von Duprin.

Net Revenues
Net revenues for the three months ended March 31, 2021, decreased by 2.6%, or $13.2 million, compared to the same period in 2020, due to the following:

Pricing	0.7%
Volume	(3.6)%
Currency exchange rates	0.3%
Total	(2.6)%

The decrease in Net revenues was driven by lower volumes from our non-residential products, which exceeded the increase in volumes from our residential products. This net volume decline was partially offset by improved pricing and favorable foreign currency exchange rate movements.
Net revenues from non-residential products for the three months ended March 31, 2021, decreased low double-digits percent compared to the same period in the prior year, which is attributable to the continued economic challenges stemming from the COVID-19 pandemic. Fluctuations in local health conditions; changes in consumer spending patterns, trends and preferences; changes in commercial real estate occupancy; constraints on government and institutional budgets; and an overall uncertain business climate have led to declines and delays in new construction activity and discretionary projects in many of the non-residential construction markets we serve. These challenges are expected to continue in 2021.
Net revenues from residential products for the three months ended March 31, 2021, increased low twenties percent compared to the same period in the prior year, due to an increase in do-it-yourself (DIY) home projects and a strengthening residential housing construction market, trends that began to emerge in the second half of 2020. This strength in the residential products markets is currently expected to continue; however, the duration of this trend remains uncertain.
Additionally, growth in electronic security products and solutions has become an increased metric monitored by management and of focus to our investors. For the three months ended March 31, 2021, Net revenues from the sale of electronic products in the Allegion Americas segment decreased mid-single digits percent compared to the same period in the prior year, primarily driven by lower volumes due to delays in non-residential discretionary projects. Toward the end of the first quarter, a surge in global demand for electronic components has led to supply chain challenges, which we will continue to monitor for any potential impact on our business. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.

Operating income/margin

Segment operating income for the three months ended March 31, 2021, decreased $11.2 million compared to the same period in 2020, and Segment operating margin for the three months ended March 31, 2021, decreased to 27.1% from 28.6%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2020	$146.6	28.6%
Pricing and productivity in excess of inflation	1.7	0.2%
Volume / product mix	(13.2)	(1.6)%
Currency exchange rates	1.6	0.2%
Investment spending	(1.2)	(0.2)%
Restructuring expenses	(0.1)	(0.1)%
March 31, 2021	$135.4	27.1%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, as well as increased investment spending and a year-over-year increase in restructuring expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and foreign currency exchange rate movements.
Allegion International

Our Allegion International segment provides security products, services and solutions primarily throughout Europe, Asia and Oceania. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors and door systems, electronic products and access control systems, as well as time and attendance and workforce productivity solutions. This segment’s primary brands are AXA, Bricard, Briton, CISA, Gainsborough, Interflex and SimonsVoss.

Net Revenues

Net revenues for the three months ended March 31, 2021, increased by 20.2%, or $32.8 million, compared to the same period in 2020, due to the following:

Pricing	0.6%
Volume	10.4%
Divestitures	(1.5)%
Currency exchange rates	10.7%
Total	20.2%
The increase in Net revenues was driven by higher volumes across most of the countries within our Allegion International segment, reflecting the continuing economic rebound from the COVID-19 pandemic. The higher volumes also reflect the comparative impact of multiple countries beginning to experience pandemic related lockdowns in the first quarter of 2020. Improved pricing and foreign currency exchange rate movements also contributed to the increase in Net revenues. These increases were slightly offset by the divestiture of our QMI business in the current year.

Operating income (loss)/margin

Segment operating income (loss) for the three months ended March 31, 2021, was favorable $112.2 million compared to the same period in 2020, and Segment operating margin for the three months ended March 31, 2021, improved to 7.9% from (59.5)%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
March 31, 2020	$(96.8)	(59.5)%
Pricing and productivity in excess of inflation	6.1	3.7%
Volume / product mix	7.4	4.1%
Currency exchange rates	2.7	1.5%
Investment spending	(0.1)	(0.1)%
Divestitures	0.2	0.1%
Restructuring expenses	(0.4)	(0.3)%
Impairment of intangible assets	96.3	58.4%
March 31, 2021	$15.4	7.9%
The improvements in Segment operating income and Segment operating margin were primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year. Also contributing to the improvements were pricing and productivity improvements in excess of inflation, favorable volume/product mix, foreign currency exchange rate movements and the impact of our QMI divestiture during the current year. These improvements were slightly offset by increased investment spending and a year-over-year increase in restructuring expenses.

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

As of March 31, 2021, we have no required principal payments on our long-term debt until September 2022, maintain cash and cash equivalents of $394.3 million and have unused availability of $485.8 million under our Revolving Facility. Further, our business operates with low capital intensity, providing financial flexibility. We believe that future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within our control will provide adequate resources to fund our operating and financing needs and maintain a sound financial position and liquidity.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by operating activities	$111.8	$30.8
Net cash used in investing activities	(4.6)	(18.8)
Net cash used in financing activities	(187.2)	(116.8)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021, increased $81.0 million compared to the same period in 2020, primarily driven by increased Net earnings and improvements in working capital.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021, decreased $14.2 million compared to the same period in 2020, primarily due to a decrease in both capital expenditures and cash paid for investments.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021, increased $70.4 million compared to the same period in 2020, primarily due to an increase of $55.6 million of cash used to repurchase shares.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(9.3)	(9.8)
Total debt	1,429.9	1,429.6
Less current portion of long-term debt	0.1	0.2
Total long-term debt	$1,429.8	$1,429.4
As of March 31, 2021, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at March 31, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed, and we have satisfied our obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2021, there were no borrowings outstanding on the Revolving Facility, and we had $14.2 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At March 31, 2021, outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.46%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of March 31, 2021, we were in compliance with all covenants.

As of March 31, 2021, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes") and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes", and all three senior notes collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2021, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Guarantor Financial Information

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

Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2021		Year ended December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.9)	(0.1)	(7.5)	(0.2)
Equity earnings in affiliates, net of tax	117.4	16.4	358.8	216.5
Transactions with related parties and subsidiaries(a)	(2.5)	(21.4)	(15.3)	(39.3)
Net earnings (loss)	108.0	(5.3)	314.3	164.7
Net earnings (loss) attributable to the entity	108.0	(5.3)	314.3	164.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	March 31, 2021		December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$23.6	$—	$20.0
Total current assets	22.3	45.5	19.0	38.7
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,679.2	—	1,644.2
Total noncurrent assets	1,793.1	1,720.9	1,793.3	1,671.8
Current liabilities:
Amounts due to related parties and subsidiaries	$131.8	$43.7	$197.5	$183.9
Total current liabilities	142.2	57.3	204.4	190.7
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	763.0	2,557.8	507.3	2,463.9
Total noncurrent liabilities	1,398.9	3,360.0	1,143.2	3,267.3

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

Management believes there have been no significant changes during the three months ended March 31, 2021, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2020. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
January 1 - January 31	369	$115.78	369	$571,436
February 1 - February 28	369	112.09	369	530,063
March 1 - March 31	560	117.08	560	464,505
Total	1,298	$115.29	1,298	$464,505
On February 6, 2020, our Board of Directors approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"). The 2020 Share Repurchase Authorization does not have a prescribed expiration date. Based on market conditions, share repurchases are made from time to time in the open market at the discretion of management.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

10.1	Form of Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the SEC on February 16, 2021 (File No. 001-35971).

10.2	Form of Stock Option Award Agreement. *	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the SEC on February 16, 2021 (File No. 001-35971).

10.3	Form of Performance Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on February 16, 2021 (File No. 001-35971).

10.4	Timothy P. Eckersley Offer Letter, dated March 3, 2021. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 10, 2021 (File No. 001-35971).

10.5	Timothy P. Eckersley Retention Agreement, dated March 3, 2021. +*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 10, 2021 (File No. 001-35971).

10.6	Timothy P. Eckersley Restricted Stock Unit Award Agreement, dated March 10, 2021. +*	Filed herewith.

10.7	Timothy P. Eckersley Performance Stock Unit Award Agreement, dated March 10, 2021. *	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Compensatory plan or arrangement.

+ Certain confidential information contained in these exhibits were omitted by means of redacting a portion of the text and replacing it with [*****], pursuant to Regulation S-K Item 601(b) of the Securities Act of 1933, as amended. Certain confidential information has been excluded from the respective exhibits because it is: (i) not material; and (ii) the Company treats such information as private or confidential.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 22, 2021	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 22, 2021	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer