Form 10-Q
period 2021-06-30
Allegion plc
filed 2021-07-22
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 19, 2021 was 89,696,156.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2021	2020	2021	2020
Net revenues	$746.9	$589.5	$1,441.2	$1,264.2
Cost of goods sold	426.4	342.9	823.3	724.5
Selling and administrative expenses	175.1	150.1	341.2	318.0
Impairment of goodwill and intangible assets	—	—	—	96.3
Operating income	145.4	96.5	276.7	125.4
Interest expense	12.4	13.0	24.7	25.9
Other income, net	(3.2)	(4.4)	(6.7)	(0.4)
Earnings before income taxes	136.2	87.9	258.7	99.9
Provision for income taxes	17.4	14.2	31.7	25.7
Net earnings	118.8	73.7	227.0	74.2
Less: Net earnings attributable to noncontrolling interests	0.1	—	0.3	0.1
Net earnings attributable to Allegion plc	$118.7	$73.7	$226.7	$74.1
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.32	$0.80	$2.51	$0.80
Diluted net earnings	$1.31	$0.80	$2.49	$0.80
Weighted-average shares outstanding:
Basic	90.0	92.3	90.4	92.5
Diluted	90.6	92.7	90.9	93.0

Total comprehensive income	$129.3	$94.3	$205.5	$61.4
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	0.2	0.4	(0.3)
Total comprehensive income attributable to Allegion plc	$129.1	$94.1	$205.1	$61.7
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$460.2	$480.4
Accounts and notes receivable, net	316.9	321.8
Inventories	310.0	283.1
Other current assets	57.1	53.9
Assets held for sale	—	5.8
Total current assets	1,144.2	1,145.0
Property, plant and equipment, net	286.8	294.9
Goodwill	810.8	819.0
Intangible assets, net	464.2	487.1
Other noncurrent assets	354.1	323.4
Total assets	$3,060.1	$3,069.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233.0	$220.4
Accrued expenses and other current liabilities	331.0	293.7
Short-term borrowings and current maturities of long-term debt	0.1	0.2
Liabilities held for sale	—	7.2
Total current liabilities	564.1	521.5
Long-term debt	1,430.3	1,429.4
Other noncurrent liabilities	278.3	285.9
Total liabilities	2,272.7	2,236.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (89,765,421 and 91,212,741 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	961.8	985.6
Accumulated other comprehensive loss	(178.7)	(157.1)
Total Allegion plc shareholders’ equity	784.0	829.4
Noncontrolling interests	3.4	3.2
Total equity	787.4	832.6
Total liabilities and equity	$3,060.1	$3,069.4
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2021	2020
Cash flows from operating activities:
Net earnings	$227.0	$74.2
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	41.9	39.7
Impairment of goodwill and intangible assets	—	96.3
Changes in assets and liabilities and other non-cash items	(1.4)	(82.2)
Net cash provided by operating activities	267.5	128.0
Cash flows from investing activities:
Capital expenditures	(17.9)	(24.4)
Other investing activities, net	(0.8)	(6.2)
Net cash used in investing activities	(18.7)	(30.6)
Cash flows from financing activities:
Short-term (repayments) borrowings, net	(0.1)	0.6
Dividends paid to ordinary shareholders	(64.6)	(58.7)
Repurchase of ordinary shares	(199.8)	(94.1)
Other financing activities, net	(0.6)	3.0
Net cash used in financing activities	(265.1)	(149.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	(2.6)
Net decrease in cash, cash equivalents and restricted cash	(20.2)	(54.4)
Cash, cash equivalents and restricted cash - beginning of period	480.4	358.7
Cash, cash equivalents and restricted cash - end of period	$460.2	$304.3
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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU, along with related updates, provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is currently effective and may be applied prospectively at any point through December 31, 2022 at the Company’s option. The Company is assessing what impact, if adopted, ASU 2020-04 would have on the Condensed and Consolidated Financial Statements.

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	June 30, 2021	December 31, 2020
Raw materials	$121.0	$114.0
Work-in-process	42.2	42.3
Finished goods	146.8	126.8
Total	$310.0	$283.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2021, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2020 (gross)	$501.1	$891.5	$1,392.6
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2020 (net)	501.1	317.9	819.0
Acquisitions and adjustments	(0.1)	—	(0.1)
Currency translation	0.1	(8.2)	(8.1)
June 30, 2021 (net)	$501.1	$309.7	$810.8
As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment tests on the goodwill balances, at that time, of its previous EMEA and Asia Pacific reporting units (which were combined to form the new Allegion International segment effective January 1, 2021). The results of the interim impairment testing indicated that the estimated fair value of the former Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $88.1 million was recorded, which is included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the six months ended June 30, 2020.

NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$59.0	$(27.1)	$31.9	$59.9	$(25.1)	$34.8
Customer relationships	405.8	(136.7)	269.1	415.5	(130.2)	285.3
Trade names (finite-lived)	87.6	(57.5)	30.1	90.2	(57.4)	32.8
Other	28.8	(12.1)	16.7	27.0	(11.1)	15.9
Total finite-lived intangible assets	581.2	$(233.4)	347.8	592.6	$(223.8)	368.8
Trade names (indefinite-lived)	116.4		116.4	118.3		118.3
Total	$697.6		$464.2	$710.9		$487.1
Intangible asset amortization expense was $15.9 million and $15.2 million for the six months ended June 30, 2021 and 2020, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $29.8 million for full year 2021, $27.9 million for 2022, $27.7 million for 2023, $27.7 million for 2024 and $26.8 million for 2025.

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment testing on certain indefinite-lived trade names. Based on these tests, it was determined that three of the Company's indefinite-lived trade names were impaired, and impairment charges of $8.2 million were recorded, which are included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the six months ended June 30, 2020.

NOTE 6 - DIVESTITURES

As previously disclosed, during the fourth quarter of 2020, the net assets of the Company's Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

On February 28, 2021, the Company completed its divestiture of QMI. The completion of the divestiture did not have a material impact to the Condensed and Consolidated Financial Statements for the six months ended June 30, 2021.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(8.8)	(9.8)
Total debt	1,430.4	1,429.6
Less current portion of long-term debt	0.1	0.2
Total long-term debt	$1,430.3	$1,429.4

Unsecured Credit Facilities

As of June 30, 2021, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at June 30, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. Principal amounts repaid on the Term Facility may not be reborrowed, and the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2021, there were no borrowings outstanding on the Revolving Facility and the Company had $14.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company’s credit ratings. At June 30, 2021, the Company's outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.40%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2021, the Company was in compliance with all covenants.

Senior Notes

As of June 30, 2021, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500%

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $195.1 million and $218.9 million at June 30, 2021 and December 31, 2020, respectively. The fair values of currency derivatives included within the Condensed and Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 were not material, nor were either the losses included in Accumulated other comprehensive loss or the amount expected to be reclassified into Net earnings over the next twelve months related to currency derivatives designated as cash flow hedges, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions.
The amounts associated with currency derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended June 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives	$1.7	$—	Cost of goods sold	$0.9	$2.1
The amounts associated with currency derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the six months ended June 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives	$2.4	$3.0	Cost of goods sold	$1.2	$2.1
Gains and losses associated with the Company’s non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other income, net in the Condensed and Consolidated Statements of Comprehensive Income. At June 30, 2021, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

NOTE 9 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company’s leases for which the Company is a lessee are classified as operating leases. Total rental expense for the six months ended June 30, 2021 and 2020, was $22.0 million and $21.6 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $3.5 million and $4.7 million, respectively, for the six months ended June 30, 2021 and 2020. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of June 30, 2021 or December 31, 2020.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability were as follows:

		June 30, 2021			December 31, 2020
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$55.5	$32.0	$87.5	$59.5	$32.5	$92.0
Lease liability - current	Accrued expenses and other current liabilities	14.4	13.3	27.7	14.7	12.9	27.6
Lease liability - noncurrent	Other noncurrent liabilities	42.6	18.9	61.5	46.5	19.8	66.3

Other information:
Weighted-average remaining term (years)		6.9	3.0		7.0	3.2
Weighted-average discount rate		3.8%	2.4%		3.9%	2.7%
The following table summarizes additional information related to the Company’s leases for the six months ended June 30:

	2021			2020
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$10.0	$8.5	$18.5	$9.7	$7.2	$16.9
ROU assets obtained in exchange for new lease liabilities	4.0	4.6	8.6	1.5	6.8	8.3
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of June 30, 2021, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2021 and for each of the years thereafter as of June 30, 2021, are as follows:

In millions	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Real estate leases	$8.5	$14.9	$10.0	$7.2	$5.9	$19.2	$65.7
Equipment leases	7.4	11.9	7.6	4.0	2.1	0.2	33.2
Total	$15.9	$26.8	$17.6	$11.2	$8.0	$19.4	$98.9
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2021, is due to imputed interest of $9.7 million.

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

The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	U.S.
	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Service cost	$1.7	$1.9	$3.4	$3.8
Interest cost	1.7	2.5	3.4	4.9
Expected return on plan assets	(3.4)	(3.6)	(6.9)	(7.3)
Administrative costs and other	0.3	0.4	0.6	0.9
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.9	1.0	1.8	2.0
Net periodic pension benefit cost	$1.2	$2.2	$2.4	$4.4

	Non-U.S.
	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Service cost	$0.5	$0.5	$1.1	$1.0
Interest cost	1.2	1.7	2.5	3.4
Expected return on plan assets	(3.4)	(3.2)	(6.9)	(6.5)
Administrative costs and other	0.5	0.3	1.0	0.7
Net amortization of:
Prior service costs	0.1	—	0.1	—
Plan net actuarial losses	0.3	0.3	0.7	0.7
Net periodic pension benefit income	$(0.8)	$(0.4)	$(1.5)	$(0.7)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income.

Employer contributions were not material during the six months ended June 30, 2021 and 2020. Contributions of approximately $10 million are expected during the remainder of 2021.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at June 30, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$23.6	$—	$23.6
Derivative instruments	—	1.4	—	1.4
Total asset recurring fair value measurements	$—	$25.0	$—	$25.0
Liabilities:
Derivative instruments	$—	$2.7	$—	$2.7
Deferred compensation and other retirement plans	—	25.0	—	25.0
Total liability recurring fair value measurements	$—	$27.7	$—	$27.7
Financial instruments not carried at fair value
Total debt	$—	$1,527.0	$—	$1,527.0
Total financial instruments not carried at fair value	$—	$1,527.0	$—	$1,527.0
Assets and liabilities measured at fair value at December 31, 2020, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$23.5	$—	$23.5
Derivative instruments	—	1.6	—	1.6
Total asset recurring fair value measurements	$—	$25.1	$—	$25.1
Liabilities:
Derivative instruments	$—	$3.4	$—	$3.4
Deferred compensation and other retirement plans	—	25.1	—	25.1
Total liability recurring fair value measurements	$—	$28.5	$—	$28.5
Financial instruments not carried at fair value
Total debt	$—	$1,541.4	$—	$1,541.4
Total financial instruments not carried at fair value	$—	$1,541.4	$—	$1,541.4
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
The Company had investments in debt and equity securities without readily determinable fair values of $18.8 million and $13.7 million as of June 30, 2021 and December 31, 2020, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2021, are the same as those used at December 31, 2020.

NOTE 12 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2021, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	108.2	—	—	—	108.0	—	0.2
Other comprehensive loss, net	(32.0)	—	—	—	—	(32.0)	—
Repurchase of ordinary shares	(149.7)	—	(1.3)	(4.4)	(145.3)	—	—
Share-based compensation activity	4.4	—	0.1	4.4	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.5)	—	—	—	(32.5)	—	—
Other	—	—	—	—	0.1	—	(0.1)
Balance at March 31, 2021	731.0	0.9	90.0	—	915.9	(189.1)	3.3
Net earnings	118.8	—	—	—	118.7	—	0.1
Other comprehensive income, net	10.5	—	—	—	—	10.4	0.1
Repurchase of ordinary shares	(50.1)	—	(0.4)	(9.7)	(40.4)	—	—
Share-based compensation activity	9.7	—	0.2	9.7	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.36 per share)	(32.4)	—	—	—	(32.4)	—	—
Balance at June 30, 2021	$787.4	$0.9	89.8	$—	$961.8	$(178.7)	$3.4

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
In February 2017, the Company’s Board of Directors approved a share repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company’s Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the six months ended June 30, 2021 and 2020, the Company paid $199.8 million and $94.1 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations. As of June 30, 2021, the Company has approximately $414.4 million still available to be repurchased under the 2020 Share Repurchase Authorization.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2021, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)
Other comprehensive income (loss) before reclassifications	2.4	(0.5)	(24.4)	(22.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(1.2)	2.5	—	1.3
Tax expense	(0.3)	(0.1)	—	(0.4)
June 30, 2021	$—	$(118.4)	$(60.3)	$(178.7)

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

(a)     Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and postretirement benefits other than pensions ("OPEB") items are recorded in Other income, net.

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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Stock options	$0.4	$0.4	$3.2	$3.0
RSUs	2.3	2.2	7.9	7.6
PSUs	2.6	(1.0)	3.9	0.4
Deferred compensation	1.0	2.2	1.4	0.2
Pre-tax expense	6.3	3.8	16.4	11.2
Tax benefit(a)	(0.9)	(1.0)	(2.0)	(1.4)
After-tax expense	$5.4	$2.8	$14.4	$9.8

(a)     Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $1.0 million during the three months ended June 30, 2021, and $1.3 million and $4.0 million during the six months ended June 30, 2021 and 2020, respectively.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	179,743	$24.99	161,600	$25.62
RSUs	124,762	$111.05	77,570	$126.19
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

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2021, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

NOTE 14 - RESTRUCTURING ACTIVITIES
During the three months ended June 30, 2021 and 2020, the Company recorded $0.5 million and $14.4 million, respectively, of expenses associated with restructuring activities. During the six months ended June 30, 2021 and 2020, the Company recorded $3.2 million and $16.5 million, respectively, of expenses associated with restructuring activities. Restructuring activities in both 2021 and 2020 were primarily associated with the Allegion International segment and related to workforce reductions intended to optimize and simplify operations and cost structure, although approximately $5 million of the restructuring charges incurred

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
during the three and six months ended June 30, 2020 related to the Allegion Americas segment and Corporate. Restructuring charges for both the three and six month periods ended June 30, 2021 and 2020, respectively, are primarily included within Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the six months ended June 30, 2021, were as follows:

In millions	Total
December 31, 2020	$5.3
Additions, net of reversals	3.0
Cash payments	(6.5)
Currency translation	(0.1)
June 30, 2021	$1.7
The majority of the costs accrued as of June 30, 2021, are expected to be paid within one year.

NOTE 15 - OTHER INCOME, NET
The components of Other income, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Interest income	$(0.1)	$(0.1)	$(0.1)	$(0.6)
Foreign currency exchange loss (gain)	0.8	(0.1)	1.2	0.8
(Earnings) loss from equity method investments	(0.4)	—	0.3	0.5
Net periodic pension and postretirement benefit income, less service cost	(2.0)	(0.5)	(3.9)	(1.0)
Other	(1.5)	(3.7)	(4.2)	(0.1)
Other income, net	$(3.2)	$(4.4)	$(6.7)	$(0.4)

NOTE 16 - INCOME TAXES
The effective income tax rates for the three months ended June 30, 2021 and 2020, were 12.8% and 16.2%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to favorable year-over-year changes in the amounts recognized for valuation allowances, share-based compensation deductions and the remeasurement of deferred tax balances due to the enactment of a jurisdictional tax rate change, which were partially offset by the mix of income earned in lower tax rate jurisdictions.

The effective income tax rates for the six months ended June 30, 2021 and 2020, were 12.3% and 25.7%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, which was partially offset by an unfavorable year-over-year change in share-based compensation deductions and the mix of income earned in lower tax rate jurisdictions.

NOTE 17 - EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Allegion plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case includes shares issuable under share-based compensation plans.

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Weighted-average number of basic shares	90.0	92.3	90.4	92.5
Shares issuable under share-based compensation plans	0.6	0.4	0.5	0.5
Weighted-average number of diluted shares	90.6	92.7	90.9	93.0
At June 30, 2021, 0.2 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

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

The Company’s remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the six months ended June 30, 2021 and 2020, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and six months ended June 30, 2021 and 2020, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended June 30, 2021			Six months ended June 30, 2021
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$548.9	$189.3	$738.2	$1,047.1	$378.4	$1,425.5
Services	0.5	8.2	8.7	1.2	14.5	15.7
Total Net revenues	$549.4	$197.5	$746.9	$1,048.3	$392.9	$1,441.2

	Three months ended June 30, 2020			Six months ended June 30, 2020
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$444.3	$138.6	$582.9	$956.4	$295.1	$1,251.5
Services	—	6.6	6.6	—	12.7	12.7
Total Net revenues	$444.3	$145.2	$589.5	$956.4	$307.8	$1,264.2
As of June 30, 2021, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

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
As previously announced, effective January 1, 2021, the Company combined its previous operations in Europe, the Middle East and Africa ("EMEA") and Asia Pacific into a new segment named Allegion International, in addition to renaming its Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three and six months ended June 30, 2020, has been combined in the table below to reflect this change in reportable segments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Net revenues
Allegion Americas	$549.4	$444.3	$1,048.3	$956.4
Allegion International	197.5	145.2	392.9	307.8
Total	$746.9	$589.5	$1,441.2	$1,264.2
Segment operating income (loss)
Allegion Americas	$150.4	$120.8	$285.8	$267.4
Allegion International	18.1	(9.2)	33.5	(106.0)
Total	168.5	111.6	319.3	161.4
Reconciliation to Operating income
Unallocated corporate expense	(23.1)	(15.1)	(42.6)	(36.0)
Operating income	145.4	96.5	276.7	125.4
Reconciliation to earnings before income taxes
Interest expense	12.4	13.0	24.7	25.9
Other income, net	(3.2)	(4.4)	(6.7)	(0.4)
Earnings before income taxes	$136.2	$87.9	$258.7	$99.9

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

The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites for past operations. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.

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

During the six months ended June 30, 2021 and 2020, the Company incurred $0.2 million and $0.8 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
remediation costs are recorded in Costs of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

As of June 30, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $17.7 million and $21.1 million, respectively. The total reserve at June 30, 2021 and December 31, 2020, included $4.1 million and $4.4 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at June 30, 2021 and December 31, 2020, was $4.0 million and $6.1 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

In millions	2021	2020
Balance at beginning of period	$16.5	$15.9
Reductions for payments	(5.1)	(3.3)
Accruals for warranties issued during the current period	6.8	3.9
Changes to accruals related to preexisting warranties	—	(0.2)
Currency translation	(0.1)	(0.1)
Balance at end of period	$18.1	$16.2
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
Recent Developments

COVID-19 Pandemic and Industry Outlook

The COVID-19 pandemic has led to numerous negative impacts on the global economy and on our business. In fiscal year 2020, we experienced a limited number of temporary facility shutdowns due either to government mandate or to help ensure employee safety, most notably in Italy and the Baja region of Mexico during the second quarter of 2020. Some of the negative impacts from the COVID-19 pandemic, such as continuing government-imposed restrictions on the conduct of business and travel or other mandates, are continuing to adversely impact our ability to carry out business as usual in certain markets. Further, there could be continued negative impacts as the COVID-19 virus mutates into more contagious or severe strains, particularly if a resurgence in COVID-19 cases leads to new or reimposed limitations, restrictions or other mandates.

While the COVID-19 pandemic continues to impact various regions throughout the globe in an unequal manner (due, in part, to differences in distribution rates of vaccines), some areas, particularly in the Americas and Western Europe, have seen a strong economic recovery in 2021, accelerating through the second quarter as vaccination rates rise and government restrictions on the conduct of business and travel continue to ease. Nonetheless, the pandemic and related economic recovery will likely continue to impact us in numerous and evolving ways that we may not be able to accurately predict. Most notably, demand for our products and services in the current quarter has exceeded recent expectations, which, when also taking into consideration the muted demand and temporary plant shut-downs we experienced in the second quarter of 2020 as a result of the COVID-19 pandemic, has resulted in substantial revenue growth rates across nearly all of our businesses. This growth was led by our Allegion Americas' residential business due to a continued elevated level of do-it-yourself (DIY) home projects and a robust residential housing construction market. High growth rates were also realized in most of our Allegion International businesses, reflecting both the continuing economic rebound from the COVID-19 pandemic and the diminished economic activity in the second quarter of 2020. Additionally, our Allegion Americas' non-residential business returned to growth during the current quarter, benefiting from increasing demand related to retrofit, repair and other discretionary projects.

The quick pace of economic recovery in certain markets has also led to several macroeconomic challenges becoming more pronounced in the current quarter, including supply chain disruptions and delays; shortages in materials (such as the global shortage in electronic components); labor shortages and increased absenteeism; and increased commodity, material component, packaging, freight and labor inflation. These challenges have periodically resulted in production interruptions and delays in being able to meet the elevated level of demand in certain markets. While most of these challenges are considered temporary, we currently anticipate them to continue for the remainder of 2021. We continue to closely monitor the effects of the pandemic and on-going economic recovery on all aspects of our business and the markets in which we operate. Where possible, we have implemented numerous measures to mitigate the above mentioned challenges; however, their full impacts on our business, results of operations, financial condition and cash flows remain uncertain. The challenges and uncertainties related to the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows, as well as other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

QMI Divestiture

As previously disclosed, during the fourth quarter of 2020, the net assets of our Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

On February 28, 2021, we completed our divestiture of QMI. The impacts of this divestiture on our results of operations for the three and six months ended June 30, 2021 are reflected in the discussions below.

2021 Dividends and Share Repurchases

During the six months ended June 30, 2021, we paid dividends of $0.72 per ordinary share to shareholders and repurchased approximately 1.7 million shares for $199.8 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2021	% of revenues	2020	% of revenues
Net revenues	$746.9		$589.5
Cost of goods sold	426.4	57.1%	342.9	58.2%
Selling and administrative expenses	175.1	23.4%	150.1	25.5%
Operating income	145.4	19.5%	96.5	16.4%
Interest expense	12.4		13.0
Other income, net	(3.2)		(4.4)
Earnings before income taxes	136.2		87.9
Provision for income taxes	17.4		14.2
Net earnings	118.8		73.7
Less: Net earnings attributable to noncontrolling interests	0.1		—
Net earnings attributable to Allegion plc	$118.7		$73.7

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.31		$0.80
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended June 30, 2021, increased by 26.7%, or $157.4 million, compared with the same period in 2020, due to the following:

Pricing	2.1%
Volume	21.7%
Divestitures	(0.8)%
Currency exchange rates	3.7%
Total	26.7%
The increase in Net revenues was principally driven by higher volumes across nearly all of our businesses and regions due in part to a strong and accelerating economic recovery in the current quarter in most of the key markets we serve, contrasted with the muted demand and temporary plant shut-downs we experienced due to the COVID-19 pandemic in the second quarter of 2020. Additional increases were driven by improved pricing and the impact of foreign currency exchange rate movements. These increases were slightly offset by the divestiture of our QMI business in February of the current year.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.

Operating Income/Margin
Operating income for the three months ended June 30, 2021, increased $48.9 million compared to the same period in 2020. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended June 30, 2021, increased to 19.5% from 16.4% for the same period in 2020, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2020	$96.5	16.4%
Inflation in excess of pricing and productivity	(8.4)	(1.6)%
Volume / product mix	44.1	2.8%
Restructuring / acquisition expenses	13.8	2.4%
Currency exchange rates	4.0	0.1%
Investment spending	(5.8)	(1.0)%
Divestitures	1.2	0.4%
June 30, 2021	$145.4	19.5%
The increases in Operating income and Operating margin were primarily due to favorable volume/product mix and a year-over-year decrease in restructuring and acquisition expenses. Also contributing to the increases were foreign currency exchange rate movements and the impact of our QMI divestiture. These increases were partially offset by inflation in excess of pricing and productivity improvements and increased investment spending.
Inflation in excess of pricing and productivity includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared by the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in Investment spending in the table above. Inflation in excess of pricing and productivity improvements in the second quarter of 2021 reflects the impact of certain benefits realized in the prior year as a result of the COVID-19 pandemic, such as non-U.S. government incentives, reductions in variable and share-based compensation and reductions or delays of other business spending, which either did not recur or are returning to more normalized levels in the current year, in addition to the increased commodity, material component, packaging, freight and labor inflation discussed above.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended June 30, 2021, decreased $0.6 million compared with the same period in 2020, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, Net
The components of Other income, net for the three months ended June 30, 2021 and 2020, were as follows:

In millions	2021	2020
Interest income	$(0.1)	$(0.1)
Foreign currency exchange loss (gain)	0.8	(0.1)
Earnings from equity method investments	(0.4)	—
Net periodic pension and postretirement benefit income, less service cost	(2.0)	(0.5)
Other	(1.5)	(3.7)
Other income, net	$(3.2)	$(4.4)

Provision for Income Taxes

The effective income tax rates for the three months ended June 30, 2021 and 2020, were 12.8% and 16.2%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to favorable year-over-year changes in the amounts recognized for valuation allowances, share-based compensation deductions and the remeasurement of deferred tax balances due to the enactment of a jurisdictional tax rate change, which were partially offset by the mix of income earned in lower tax rate jurisdictions.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2021	% of revenues	2020	% of revenues
Net revenues	$1,441.2		$1,264.2
Cost of goods sold	823.3	57.1%	724.5	57.3%
Selling and administrative expenses	341.2	23.7%	318.0	25.2%
Impairment of goodwill and intangible assets	—	—%	96.3	7.6%
Operating income	276.7	19.2%	125.4	9.9%
Interest expense	24.7		25.9
Other income, net	(6.7)		(0.4)
Earnings before income taxes	258.7		99.9
Provision for income taxes	31.7		25.7
Net earnings	227.0		74.2
Less: Net earnings attributable to noncontrolling interests	0.3		0.1
Net earnings attributable to Allegion plc	$226.7		$74.1

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$2.49		$0.80
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net revenues
Net revenues for the six months ended June 30, 2021, increased by 14.0%, or $177.0 million, compared with the same period in 2020, due to the following:

Pricing	1.3%
Volume	10.0%
Divestitures	(0.6)%
Currency exchange rates	3.3%
Total	14.0%
The increase in Net revenues was principally driven by higher volumes, improved pricing and the impact of foreign currency exchange rate movements. These increases were slightly offset by the divestiture of our QMI business in February of the current year.
Operating Income/Margin
Operating income for the six months ended June 30, 2021, increased $151.3 million compared to the same period in 2020, and Operating margin for the six months ended June 30, 2021, increased to 19.2% from 9.9% for the same period in 2020, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2020	$125.4	9.9%
Inflation in excess of pricing and productivity	—	(0.2)%
Volume / product mix	38.3	1.0%
Restructuring / acquisition expenses	14.1	1.1%
Currency exchange rates	8.2	0.1%
Investment spending	(7.1)	(0.5)%
Divestitures	1.5	0.2%
Impairment of goodwill and intangible assets	96.3	7.6%
June 30, 2021	$276.7	19.2%
The increase in Operating income was primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year, and favorable volume/product mix. Also contributing to the increase were a year-over-year decrease in restructuring and acquisition expenses, foreign currency exchange rate movements and the impact of our QMI divestiture. These increases were partially offset by increased investment spending.
The increase in Operating margin was also primarily due to the prior year goodwill and intangible asset impairment charges, favorable volume/product mix and a year-over-year decrease in restructuring and acquisition expenses, as well as foreign currency exchange rate movements and the impact of our QMI divestiture. These increases were partially offset by inflation in excess of pricing and productivity improvements and increased investment spending.
Interest Expense
Interest expense for the six months ended June 30, 2021, decreased $1.2 million compared with the same period in 2020, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2021 and 2020, were as follows:

In millions	2021	2020
Interest income	$(0.1)	$(0.6)
Foreign currency exchange loss	1.2	0.8
Loss from equity method investments	0.3	0.5
Net periodic pension and postretirement benefit income, less service cost	(3.9)	(1.0)
Other	(4.2)	(0.1)
Other income, net	$(6.7)	$(0.4)
For the six months ended June 30, 2021, Other income, net increased $6.3 million compared with the same period in 2020, primarily due to investment gains in 2021, which are reflected in Other in the table above, and increased Net periodic pension and postretirement benefit income, less service cost.

Provision for Income Taxes

The effective income tax rates for the six months ended June 30, 2021 and 2020, were 12.3% and 25.7%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, which was partially offset by an unfavorable year-over-year change in share-based compensation deductions and the mix of income earned in lower tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings. As previously announced, effective January 1, 2021, we combined our previous operations in EMEA and Asia Pacific into a new segment named Allegion International, in addition to renaming our Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three and six months ended June 30, 2020, has been combined in the segment results of operations presented below to reflect this change in reportable segments.

Segment Results of Operations - For the three and six months ended June 30

In millions	2021	2020	% Change	2021	2020	% Change
Net revenues
Allegion Americas	$549.4	$444.3	23.7%	$1,048.3	$956.4	9.6%
Allegion International	197.5	145.2	36.0%	392.9	307.8	27.6%
Total	$746.9	$589.5		$1,441.2	$1,264.2

Segment operating income (loss)
Allegion Americas	$150.4	$120.8	24.5%	$285.8	$267.4	6.9%
Allegion International	18.1	(9.2)	296.7%	33.5	(106.0)	131.6%
Total	$168.5	$111.6		$319.3	$161.4

Segment operating margin
Allegion Americas	27.4%	27.2%		27.3%	28.0%
Allegion International	9.2%	(6.3)%		8.5%	(34.4)%
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

Net Revenues
Net revenues for the three months ended June 30, 2021, increased by 23.7%, or $105.1 million, compared to the same period in 2020, due to the following:

Pricing	2.5%
Volume	20.4%
Currency exchange rates	0.8%
Total	23.7%
The increase in Net revenues was principally driven by higher volumes, as well as improved pricing and the impact of foreign currency exchange rate movements.
Net revenues from non-residential products for the three months ended June 30, 2021, increased by a high single-digits percent compared to the same period in the prior year, primarily driven by higher volumes from increasing demand related to retrofit, repair and other discretionary projects during the current quarter, as well as the comparative impact of the depressed demand we experienced in the second quarter of 2020.
Net revenues from residential products for the three months ended June 30, 2021, increased by greater than seventy percent compared to the same period in the prior year, primarily driven by higher volumes due to an elevated level of DIY home projects, a robust residential housing construction market and the comparative impact from the depressed demand and temporary plant shut-downs we experienced in the second quarter of 2020. Strength in the residential products markets is currently expected to continue, and while the duration of this trend remains uncertain, growth rates are not expected to remain at the level experienced in the current quarter, primarily due to the specific circumstances of the comparable quarter of 2020 discussed above.
Additionally, growth in electronic security products and solutions has become an increased metric monitored by management and a focus of our investors. For the three months ended June 30, 2021, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a high twenties percent compared to the same period in the prior year, primarily driven by higher volumes in both our residential and non-residential businesses. However, a surge in global demand for electronic components has led to supply chain challenges and component shortages, which became more pronounced during the second quarter and has resulted in periodic production interruptions and delays in meeting the elevated levels of demand for our electronic products during the current quarter. While considered temporary, we expect these challenges to continue for the remainder of 2021. Electronic products include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices.
Net revenues for the six months ended June 30, 2021, increased by 9.6%, or $91.9 million, compared to the same period in 2020, due to the following:

Pricing	1.6%
Volume	7.5%
Currency exchange rates	0.5%
Total	9.6%
The increase in Net revenues was principally driven by higher volumes, as well as improved pricing and the impact of foreign currency exchange rate movements.
Net revenues from non-residential products for the six months ended June 30, 2021, decreased by a low-single digits percent compared to the same period in the prior year, while Net revenues from residential products for the six months ended June 30, 2021, increased by greater than forty percent compared to the same period in the prior year, driven principally by higher volumes related to the same factors discussed above. Net revenues from the sale of electronic products in the Allegion Americas segment for the six months ended June 30, 2021, increased by a high single-digits percent compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended June 30, 2021, increased $29.6 million compared to the same period in 2020, and Segment operating margin for the three months ended June 30, 2021, increased to 27.4% from 27.2%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2020	$120.8	27.2%
Pricing and productivity in excess of inflation	0.3	(0.6)%
Volume / product mix	28.4	0.7%
Currency exchange rates	0.2	(0.1)%
Investment spending	(2.5)	(0.6)%
Restructuring / acquisition expenses	3.2	0.8%
June 30, 2021	$150.4	27.4%
The increase in Segment operating income was primarily driven by favorable volume/product mix, as well as pricing and productivity improvements in excess of inflation, foreign currency exchange rate movements and a year-over-year decrease in restructuring and acquisition expenses. These increases were partially offset by increased investment spending.
The increase in Segment operating margin was primarily driven by favorable volume/product mix and a year-over-year decrease in restructuring and acquisition expenses. These increases were partially offset by the impact of inflation on Segment operating margin exceeding the impacts from pricing and productivity improvements, as well as increased investment spending and foreign currency exchange rate movements.

Segment operating income for the six months ended June 30, 2021, increased $18.4 million compared to the same period in 2020, and Segment operating margin for the six months ended June 30, 2021, decreased to 27.3% from 28.0%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2020	$267.4	28.0%
Pricing and productivity in excess of inflation	2.0	(0.2)%
Volume / product mix	15.2	(0.5)%
Currency exchange rates	1.8	0.1%
Investment spending	(3.7)	(0.4)%
Restructuring / acquisition expenses	3.1	0.3%
June 30, 2021	$285.8	27.3%
The increase in Segment operating income was primarily driven by favorable volume/product mix, as well as pricing and productivity improvements in excess of inflation, foreign currency exchange rate movements and a year-over-year decrease in restructuring and acquisition expenses. These increases were partially offset by increased investment spending.
The decrease in Segment operating margin was primarily driven by the dilutive impact of product mix within the Allegion Americas segment, which exceeded the benefits from higher volumes, as well as increased investment spending and the impact of inflation exceeding the impacts from pricing and productivity improvements. These decreases were partially offset by foreign currency exchange rate movements and a year-over-year decrease in restructuring and acquisition expenses.
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

Net Revenues

Net revenues for the three months ended June 30, 2021, increased by 36.0%, or $52.3 million, compared to the same period in 2020, due to the following:

Pricing	0.9%
Volume	25.7%
Divestitures	(3.2)%
Currency exchange rates	12.6%
Total	36.0%
The increase in Net revenues was driven by higher volumes across nearly all of the countries within our Allegion International segment, reflecting the accelerating economic rebound in the second quarter of 2021, contrasted with the depressed demand and temporary plant shut-downs we experienced due to the COVID-19 pandemic in the second quarter of 2020. Improved pricing and foreign currency exchange rate movements also contributed to the increase in Net revenues. These increases were partially offset by the divestiture of our QMI business, as discussed above.

Net revenues for the six months ended June 30, 2021, increased by 27.6%, or $85.1 million, compared to the same period in 2020, due to the following:

Pricing	0.7%
Volume	17.6%
Divestitures	(2.3)%
Currency exchange rates	11.6%
Total	27.6%

The increase in Net revenues was principally driven by higher volumes and foreign currency exchange rate movements, in addition to improved pricing. These increases were partially offset by the divestiture of our QMI business.

Operating income (loss)/margin

Segment operating income (loss) for the three months ended June 30, 2021, was favorable $27.3 million compared to the same period in 2020, and Segment operating margin for the three months ended June 30, 2021, improved to 9.2% from (6.3)%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
June 30, 2020	$(9.2)	(6.3)%
Inflation in excess of pricing and productivity	(2.2)	(1.6)%
Volume / product mix	15.8	8.5%
Currency exchange rates	3.6	1.8%
Investment spending	(0.3)	(0.3)%
Divestitures	1.3	0.8%
Restructuring expenses	9.1	6.3%
June 30, 2021	$18.1	9.2%
The improvements in Segment operating income (loss) and Segment operating margin were primarily due to favorable volume/product mix and a year-over-year decrease in restructuring expenses, as well as foreign currency exchange rate movements and the impact of the divestiture of our QMI business. These improvements were partially offset by inflation in excess of pricing and productivity improvements and increased investment spending. Inflation in excess of pricing and productivity reflects the comparative impact of certain benefits realized in the prior year as a result of the COVID-19 pandemic, including government incentives, reductions in variable compensation and reductions or delays of other business spending, which either did not recur or are returning to more normalized levels in the current year, in addition to the increased commodity, material component, packaging, freight and labor inflation discussed above.
Segment operating income (loss) for the six months ended June 30, 2021, was favorable $139.5 million compared to the same period in 2020, and Segment operating margin for the six months ended June 30, 2021, improved to 8.5% from (34.4)%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
June 30, 2020	$(106.0)	(34.4)%
Pricing and productivity in excess of inflation	3.9	1.3%
Volume / product mix	23.2	6.3%
Currency exchange rates	6.3	1.8%
Investment spending	(0.4)	(0.1)%
Divestitures	1.5	0.5%
Restructuring expenses	8.7	2.8%
Impairment of goodwill and intangible assets	96.3	30.3%
June 30, 2021	$33.5	8.5%
The improvements in Segment operating income (loss) and Segment operating margin were primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year and favorable volume/product mix. Also contributing to the improvements were pricing and productivity improvements in excess of inflation, foreign currency exchange rate movements, a year-over-year decrease in restructuring expenses and the impact of the divestiture of our QMI business. These improvements were slightly offset by increased investment spending.

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

As of June 30, 2021, we maintain cash and cash equivalents of $460.2 million, have no required principal payments on our long-term debt until September 2022, and have unused availability of $485.7 million under our Revolving Facility. Further, our business operates with low capital intensity, providing financial flexibility. We believe that future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within our control will provide adequate resources to fund our operating and financing needs and maintain a sound financial position and liquidity.

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by operating activities	$267.5	$128.0
Net cash used in investing activities	(18.7)	(30.6)
Net cash used in financing activities	(265.1)	(149.2)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021, increased $139.5 million compared to the same period in 2020, primarily driven by increased Net earnings and improvements in working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021, decreased $11.9 million compared to the same period in 2020, primarily due to a decrease in both capital expenditures and cash paid for investments.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021, increased $115.9 million compared to the same period in 2020, primarily due to an increase of $105.7 million of cash used to repurchase shares.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(8.8)	(9.8)
Total debt	1,430.4	1,429.6
Less current portion of long-term debt	0.1	0.2
Total long-term debt	$1,430.3	$1,429.4
As of June 30, 2021, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at June 30, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed, and we have satisfied our obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2021, there were no borrowings outstanding on the Revolving Facility, and we had $14.3 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At June 30, 2021, outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.40%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of June 30, 2021, we were in compliance with all covenants.

As of June 30, 2021, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes") and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes", and all three senior notes collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2021, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

Defined Benefit Plans

Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan’s allocation to fixed income assets increases as the funded status increases. We monitor plan funded status, asset allocation and the impact of market conditions on our defined benefit plans regularly in addition to investment manager performance. For further details on pension plan activity, see Note 11 to the Condensed and Consolidated Financial Statements.

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

Selected Condensed Statement of Comprehensive Income Information

	Six months ended June 30, 2021		Year ended December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(4.1)	(0.1)	(7.5)	(0.2)
Equity earnings in affiliates, net of tax	244.8	56.6	358.8	216.5
Transactions with related parties and subsidiaries(a)	(4.1)	(42.3)	(15.3)	(39.3)
Net earnings	226.7	13.7	314.3	164.7
Net earnings attributable to the entity	226.7	13.7	314.3	164.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	June 30, 2021		December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$267.5	$—	$20.0
Total current assets	15.3	282.8	19.0	38.7
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,679.2	—	1,644.2
Total noncurrent assets	1,792.9	1,733.5	1,793.3	1,671.8
Current liabilities:
Amounts due to related parties and subsidiaries	$128.7	$219.8	$197.5	$183.9
Total current liabilities	136.0	226.7	204.4	190.7
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	367.3	2,589.8	507.3	2,463.9
Total noncurrent liabilities	1,003.4	3,392.6	1,143.2	3,267.3

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

Management believes there have been no significant changes during the six months ended June 30, 2021, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the second quarter of 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
April 1 - April 30	98	$130.39	98	$451,706
May 1 - May 31	74	138.44	74	441,535
June 1 - June 30	196	138.46	196	414,397
Total	368	$136.30	368	$414,397
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

ALLEGION PLC (Registrant)

Date:	July 22, 2021	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 22, 2021	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer