Form 10-Q
period 2021-09-30
Allegion plc
filed 2021-10-21
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 18, 2021 was 89,695,862.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2021	2020	2021	2020
Net revenues	$717.0	$728.4	$2,158.2	$1,992.6
Cost of goods sold	416.5	409.2	1,239.8	1,133.7
Selling and administrative expenses	162.1	156.2	503.3	474.2
Impairment of goodwill and intangible assets	—	2.6	—	98.9
Operating income	138.4	160.4	415.1	285.8
Interest expense	12.3	12.9	37.0	38.8
Other income, net	(14.7)	(12.2)	(21.4)	(12.6)
Earnings before income taxes	140.8	159.7	399.5	259.6
(Benefit from) provision for income taxes	(2.8)	12.8	28.9	38.5
Net earnings	143.6	146.9	370.6	221.1
Less: Net earnings attributable to noncontrolling interests	0.1	—	0.4	0.1
Net earnings attributable to Allegion plc	$143.5	$146.9	$370.2	$221.0
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.60	$1.59	$4.11	$2.39
Diluted net earnings	$1.59	$1.58	$4.08	$2.38
Weighted-average shares outstanding:
Basic	89.7	92.3	90.1	92.4
Diluted	90.3	92.7	90.7	92.9

Total comprehensive income	$121.2	$171.4	$326.7	$232.8
Less: Total comprehensive income attributable to noncontrolling interests	—	0.3	0.4	—
Total comprehensive income attributable to Allegion plc	$121.2	$171.1	$326.3	$232.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$503.9	$480.4
Accounts and notes receivable, net	307.4	321.8
Inventories	345.7	283.1
Other current assets	45.4	53.9
Assets held for sale	—	5.8
Total current assets	1,202.4	1,145.0
Property, plant and equipment, net	278.6	294.9
Goodwill	808.7	819.0
Intangible assets, net	459.8	487.1
Other noncurrent assets	367.2	323.4
Total assets	$3,116.7	$3,069.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212.4	$220.4
Accrued expenses and other current liabilities	343.1	293.7
Short-term borrowings and current maturities of long-term debt	238.4	0.2
Liabilities held for sale	—	7.2
Total current liabilities	793.9	521.5
Long-term debt	1,192.5	1,429.4
Other noncurrent liabilities	262.7	285.9
Total liabilities	2,249.1	2,236.8
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (89,695,508 and 91,212,741 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	0.9	0.9
Capital in excess of par value	2.8	—
Retained earnings	1,061.5	985.6
Accumulated other comprehensive loss	(201.0)	(157.1)
Total Allegion plc shareholders’ equity	864.2	829.4
Noncontrolling interests	3.4	3.2
Total equity	867.6	832.6
Total liabilities and equity	$3,116.7	$3,069.4
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2021	2020
Cash flows from operating activities:
Net earnings	$370.6	$221.1
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	62.0	60.3
Impairment of goodwill and intangible assets	—	98.9
Changes in assets and liabilities and other non-cash items	(76.2)	(90.9)
Net cash provided by operating activities	356.4	289.4
Cash flows from investing activities:
Capital expenditures	(28.7)	(33.3)
Acquisition of and equity investments in businesses, net of cash acquired	(6.5)	—
Proceeds from sale of equity method investment	7.6	—
Other investing activities, net	12.7	(6.0)
Net cash used in investing activities	(14.9)	(39.3)
Cash flows from financing activities:
Debt repayments, net	(0.1)	(0.1)
Dividends paid to ordinary shareholders	(96.9)	(88.3)
Repurchase of ordinary shares	(212.7)	(94.1)
Other financing activities, net	0.4	3.2
Net cash used in financing activities	(309.3)	(179.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.7)	1.3
Net increase in cash, cash equivalents and restricted cash	23.5	72.1
Cash, cash equivalents and restricted cash - beginning of period	480.4	358.7
Cash, cash equivalents and restricted cash - end of period	$503.9	$430.8
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

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	September 30, 2021	December 31, 2020
Raw materials	$131.9	$114.0
Work-in-process	42.4	42.3
Finished goods	171.4	126.8
Total	$345.7	$283.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2020 (gross)	$501.1	$891.5	$1,392.6
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2020 (net)	501.1	317.9	819.0
Acquisitions and adjustments	0.1	4.6	4.7
Currency translation	—	(15.0)	(15.0)
September 30, 2021 (net)	$501.2	$307.5	$808.7
As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment tests on the goodwill balances, at that time, of its previous EMEA and Asia Pacific reporting units (which were combined to form the new Allegion International segment effective January 1, 2021). The results of the interim impairment testing indicated that the estimated fair value of the former Asia Pacific reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $88.1 million was recorded, which is included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2020.

NOTE 5 - INTANGIBLE ASSETS

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$58.3	$(27.9)	$30.4	$59.9	$(25.1)	$34.8
Customer relationships	401.0	(138.6)	262.4	415.5	(130.2)	285.3
Trade names (finite-lived)	85.5	(57.1)	28.4	90.2	(57.4)	32.8
Other	44.9	(21.2)	23.7	27.0	(11.1)	15.9
Total finite-lived intangible assets	589.7	$(244.8)	344.9	592.6	$(223.8)	368.8
Trade names (indefinite-lived)	114.9		114.9	118.3		118.3
Total	$704.6		$459.8	$710.9		$487.1
Intangible asset amortization expense was $25.2 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $32.1 million for full year 2021, $27.8 million for 2022, $27.6 million for 2023, $27.6 million for 2024 and $26.7 million for 2025.

As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic arising during the first quarter of 2020, the Company concluded a triggering event had occurred as of March 31, 2020, and performed interim impairment testing on certain indefinite-lived trade names. Based on these tests, it was determined that three of the Company's indefinite-lived trade names were impaired, and impairment charges of $8.2 million were recorded, which are included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2020.

During the three months ended September 30, 2020, a subsidiary in the former Asia Pacific segment experienced supply chain disruptions, which reduced one of its brand's expected future cash flows. As a result, an impairment charge of $2.6 million was recorded, which is included in Impairment of goodwill and intangible assets in the Condensed and Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - ACQUISITIONS

In July 2021, the Company acquired, through its subsidiaries, certain assets of Astrum Benelux B.V. ("Astrum Benelux") and 100% of the equity of WorkforceIT B.V. in the Netherlands ("WorkforceIT"), both of which were previously held under common control and offer workforce management technology products and solutions in the Benelux region of Europe. Neither the assets acquired from Astrum Benelux nor the acquisition of WorkforceIT had a material impact on the Condensed and Consolidated Financial Statements for the three or nine months ended September 30, 2021. Both WorkforceIT and the assets acquired from Astrum Benelux have been accounted for as a business combination and have been integrated into the Allegion International segment.

NOTE 7 - DIVESTITURES

As previously disclosed, during the fourth quarter of 2020, the net assets of the Company's Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

On February 28, 2021, the Company completed its divestiture of QMI. The completion of the divestiture did not have a material impact to the Condensed and Consolidated Financial Statements for the nine months ended September 30, 2021.

NOTE 8 - DEBT AND CREDIT FACILITIES

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(8.3)	(9.8)
Total debt	1,430.9	1,429.6
Less current portion of long-term debt	238.4	0.2
Total long-term debt	$1,192.5	$1,429.4

Unsecured Credit Facilities

As of September 30, 2021, the Company has an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. Principal amounts repaid on the Term Facility may not be reborrowed, and the Company has satisfied its obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2021, there were no borrowings outstanding on the Revolving Facility and the Company had $14.1 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on the Company’s credit ratings. At September 30, 2021, the Company's outstanding borrowings under the Credit

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.34%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of September 30, 2021, the Company was in compliance with all covenants.

Senior Notes

As of September 30, 2021, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

NOTE 9 - FINANCIAL INSTRUMENTS

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
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $181.6 million and $218.9 million at September 30, 2021 and December 31, 2020, respectively. The fair values of currency derivatives included within the Condensed and Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 were not material, nor were either the balances included in Accumulated other comprehensive loss or the amount expected to be reclassified into Net earnings over the next twelve months related to currency derivatives designated as cash flow hedges, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions.
The amounts associated with currency derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the three months ended September 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amount of gain recognized in Accumulated other comprehensive loss		Location of (loss) gain recognized in Net earnings	Amount of (loss) gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives	$0.4	$0.9	Cost of goods sold	$(1.0)	$1.7
The amounts associated with currency derivatives designated as hedges affecting Net earnings and Accumulated other comprehensive loss for the nine months ended September 30 were as follows:

	Amount of gain recognized in Accumulated other comprehensive loss		Location of gain recognized in Net earnings	Amount of gain reclassified from Accumulated other comprehensive loss and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives	$2.8	$3.9	Cost of goods sold	$0.2	$3.8
Gains and losses associated with the Company’s non-designated currency derivatives, which are offset by changes in the fair value of the underlying transactions, are included within Other income, net in the Condensed and Consolidated Statements of Comprehensive Income. At September 30, 2021, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.

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

NOTE 10 - LEASES

The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys a right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration. The Company has no significant lease agreements in place for which the Company is a lessor, and substantially all of the Company’s leases for which the Company is a lessee are classified as operating leases. Total rental expense for the nine months ended September 30, 2021 and 2020, was $33.6 million and $32.5 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $6.0 million and $7.1 million, respectively, for the nine months ended September 30, 2021 and 2020. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2021 or December 31, 2020.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability were as follows:

		September 30, 2021			December 31, 2020
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$58.1	$31.7	$89.8	$59.5	$32.5	$92.0
Lease liability - current	Accrued expenses and other current liabilities	14.4	13.4	27.8	14.7	12.9	27.6
Lease liability - noncurrent	Other noncurrent liabilities	45.5	18.4	63.9	46.5	19.8	66.3

Other information:
Weighted-average remaining term (years)		6.8	2.8		7.0	3.2
Weighted-average discount rate		3.6%	2.2%		3.9%	2.7%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2021			2020
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$14.7	$12.9	$27.6	$14.4	$11.0	$25.4
ROU assets obtained in exchange for new lease liabilities	12.0	8.8	20.8	18.3	18.3	36.6
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of September 30, 2021, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.

Future Repayments

Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2021 and for each of the years thereafter as of September 30, 2021, are as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Real estate leases	$4.1	$15.9	$11.7	$8.7	$7.4	$20.5	$68.3
Equipment leases	3.9	13.0	8.8	4.7	2.1	0.2	32.7
Total	$8.0	$28.9	$20.5	$13.4	$9.5	$20.7	$101.0
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2021, is due to imputed interest of $9.3 million.

NOTE 11 - DEFINED BENEFIT PLANS
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

The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Service cost	$1.6	$1.2	$5.0	$5.0
Interest cost	1.7	2.3	5.1	7.2
Expected return on plan assets	(3.6)	(3.5)	(10.5)	(10.8)
Administrative costs and other	0.3	0.2	0.9	1.1
Net amortization of:
Prior service costs	0.1	0.1	0.2	0.2
Plan net actuarial losses	0.8	0.7	2.6	2.7
Net periodic pension benefit cost	$0.9	$1.0	$3.3	$5.4

	Non-U.S.
	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Service cost	$0.6	$0.5	$1.7	$1.5
Interest cost	1.3	1.7	3.8	5.1
Expected return on plan assets	(3.4)	(3.3)	(10.3)	(9.8)
Administrative costs and other	0.4	0.4	1.4	1.1
Net amortization of:
Prior service costs	—	0.1	0.1	0.1
Plan net actuarial losses	0.4	0.3	1.1	1.0
Net periodic pension benefit income	$(0.7)	$(0.3)	$(2.2)	$(1.0)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income.

The Company made employer contributions of $7.7 million and $7.0 million during the nine months ended September 30, 2021 and 2020, respectively, to its defined benefit pension plans. Contributions of approximately $4 million are expected during the remainder of 2021.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value at September 30, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$23.5	$—	$23.5
Derivative instruments	—	1.3	—	1.3
Total asset recurring fair value measurements	$—	$24.8	$—	$24.8
Liabilities:
Derivative instruments	$—	$1.1	$—	$1.1
Deferred compensation and other retirement plans	—	24.8	—	24.8
Total liability recurring fair value measurements	$—	$25.9	$—	$25.9
Financial instruments not carried at fair value
Total debt	$—	$1,525.6	$—	$1,525.6
Total financial instruments not carried at fair value	$—	$1,525.6	$—	$1,525.6

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
The Company had investments in debt and equity securities without readily determinable fair values of $12.4 million and $13.7 million as of September 30, 2021 and December 31, 2020, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and are qualitatively assessed for impairment indicators at each reporting period. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2021, are the same as those used at December 31, 2020.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2021, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	108.2	—	—	—	108.0	—	0.2
Other comprehensive loss, net	(32.0)	—	—	—	—	(32.0)	—
Repurchase of ordinary shares	(149.7)	—	(1.3)	(4.4)	(145.3)	—	—
Share-based compensation activity	4.4	—	0.1	4.4	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.5)	—	—	—	(32.5)	—	—
Other	—	—	—	—	0.1	—	(0.1)
Balance at March 31, 2021	731.0	0.9	90.0	—	915.9	(189.1)	3.3
Net earnings	118.8	—	—	—	118.7	—	0.1
Other comprehensive income, net	10.5	—	—	—	—	10.4	0.1
Repurchase of ordinary shares	(50.1)	—	(0.4)	(9.7)	(40.4)	—	—
Share-based compensation activity	9.7	—	0.2	9.7	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.36 per share)	(32.4)	—	—	—	(32.4)	—	—
Balance at June 30, 2021	787.4	0.9	89.8	—	961.8	(178.7)	3.4
Net earnings	143.6	—	—	—	143.5	—	0.1
Other comprehensive loss, net	(22.4)	—	—	—	—	(22.3)	(0.1)
Repurchase of ordinary shares	(12.9)	—	(0.1)	(1.4)	(11.5)	—	—
Share-based compensation activity	4.2	—	—	4.2	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.3)	—	—	—	(32.3)	—	—
Balance at September 30, 2021	$867.6	$0.9	89.7	$2.8	$1,061.5	$(201.0)	$3.4

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
In February 2017, the Company’s Board of Directors approved a share repurchase authorization of up to $500 million of the Company’s ordinary shares (the "2017 Share Repurchase Authorization"). On February 6, 2020, the Company’s Board of Directors approved a new share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"), replacing the existing 2017 Share Repurchase Authorization. During the nine months ended September 30, 2021 and 2020, the Company paid $212.7 million and $94.1 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under these share repurchase authorizations. As of September 30, 2021, the Company has approximately $401.4 million still available to be repurchased under the 2020 Share Repurchase Authorization.

Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2021, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)
Other comprehensive income (loss) before reclassifications	2.8	1.5	(50.8)	(46.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.2)	3.5	—	3.3
Tax expense	(0.7)	—	—	(0.7)
September 30, 2021	$1.0	$(115.3)	$(86.7)	$(201.0)

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

(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and postretirement benefits other than pensions ("OPEB") items and foreign currency items are recorded in Other income, net.

NOTE 14 - SHARE-BASED COMPENSATION
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

Compensation Expense

Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Stock options	$0.5	$0.4	$3.7	$3.4
RSUs	2.2	2.0	10.1	9.6
PSUs	0.5	2.6	4.4	3.0
Deferred compensation	(0.1)	1.0	1.3	1.2
Pre-tax expense	3.1	6.0	19.5	17.2
Tax benefit(a)	(0.4)	(0.8)	(2.4)	(2.2)
After-tax expense	$2.7	$5.2	$17.1	$15.0

(a)     Tax benefit reflected in the table above does not include the excess benefit from exercises and vesting of share based compensation of $0.2 million during the three months ended September 30, 2021, and $1.5 million and $4.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	179,743	$24.99	161,600	$25.62
RSUs	130,126	$112.21	81,053	$125.13

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

Performance Stock

The Company has a Performance Stock Program ("PSP") for key employees which provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2021, the Company granted PSUs with a maximum award level of approximately 0.1 million shares.

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

NOTE 15 - RESTRUCTURING ACTIVITIES
During the three months ended September 30, 2021 and 2020, the Company recorded $0.6 million and $5.9 million, respectively, of expenses associated with restructuring activities. During the nine months ended September 30, 2021 and 2020, the Company recorded $3.8 million and $22.4 million, respectively, of expenses associated with restructuring activities. Restructuring activities in both 2021 and 2020 were primarily associated with the Allegion International segment and related to workforce reductions intended to optimize and simplify operations and cost structure, although approximately $7 million of the restructuring charges incurred during the nine months ended September 30, 2020 related to the Allegion Americas segment and Corporate. Restructuring charges for both the three and nine month periods ended September 30, 2021 and 2020, respectively, are primarily included within Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes in the restructuring reserve during the nine months ended September 30, 2021, were as follows:

In millions	Total
December 31, 2020	$5.3
Additions, net of reversals	3.3
Cash payments	(7.8)
Currency translation	(0.1)
September 30, 2021	$0.7
The majority of the costs accrued as of September 30, 2021, are expected to be paid within one year.
The Company also incurred other non-qualified restructuring charges of $0.4 million and $0.9 million, during the nine months ended September 30, 2021 and 2020, respectively, in conjunction with restructuring plans, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 16 - OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Interest income	$(0.3)	$(0.2)	$(0.4)	$(0.8)
Foreign currency exchange loss	0.8	0.2	2.0	1.0
(Earnings and gains from the sale of) losses from equity method investments	(6.3)	0.1	(6.0)	0.6
Net periodic pension and postretirement benefit income, less service cost	(2.1)	(1.0)	(6.0)	(2.0)
Other	(6.8)	(11.3)	(11.0)	(11.4)
Other income, net	$(14.7)	$(12.2)	$(21.4)	$(12.6)

Other income, net for the three and nine months ended September 30, 2021, included a gain of $6.4 million from the sale of the Company's equity method investment in Nuki Home Solutions GmbH, which is included within (Earnings and gains from the sale of) losses from equity method investments in the table above.

Other income, net for the three and nine months ended September 30, 2020, included a gain of $14.0 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in our former EMEA segment. This gain is included within Other in the table above.

NOTE 17 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2021 and 2020, were (2.0)% and 8.0%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to favorable settlements of uncertain tax positions, a current quarter benefit related to the mix of income earned in lower tax rate jurisdictions and the unfavorable tax impact recognized in 2020 related to the recording of valuation allowances.

The effective income tax rates for the nine months ended September 30, 2021 and 2020, were 7.2% and 14.8%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, favorable settlements of uncertain tax positions and the unfavorable tax impact recognized in 2020 related to the recording of valuation allowances, which were partially offset by an unfavorable year-over-year change in share-based compensation deductions.

NOTE 18 - EARNINGS PER SHARE (EPS)
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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Weighted-average number of basic shares	89.7	92.3	90.1	92.4
Shares issuable under share-based compensation plans	0.6	0.4	0.6	0.5
Weighted-average number of diluted shares	90.3	92.7	90.7	92.9
At September 30, 2021, 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 19 - NET REVENUES
Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. The Company has two principal revenue streams, tangible product sales and services. Approximately 99% of consolidated Net revenues involve contracts with a single performance obligation, which is the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company’s facilities or at other predetermined control transfer points (for instance, destination terms). Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company’s best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues over time based on the Company’s historical rates of providing these incentives and annual forecasted sales volumes. The Company also offers a standard warranty with most product sales, and the value of such warranty is included in the contractual price. The corresponding expense of the warranty obligation is accrued as a liability (see Note 21).

The Company’s remaining Net revenues involve services, including installation and consulting. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets the criteria established in the order. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. During the nine months ended September 30, 2021 and 2020, no adjustments were recorded related to performance obligations satisfied in previous periods.

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

The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2021 and 2020, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$524.1	$185.5	$709.6	$1,571.2	$563.9	$2,135.1
Services	0.3	7.1	7.4	1.5	21.6	23.1
Total Net revenues	$524.4	$192.6	$717.0	$1,572.7	$585.5	$2,158.2

	Three months ended September 30, 2020			Nine months ended September 30, 2020
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$539.1	$182.4	$721.5	$1,495.5	$477.5	$1,973.0
Services	—	6.9	6.9	—	19.6	19.6
Total Net revenues	$539.1	$189.3	$728.4	$1,495.5	$497.1	$1,992.6
As of September 30, 2021, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. As a practical expedient, the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain or fulfill a contract that are capitalized.

NOTE 20 - BUSINESS SEGMENT INFORMATION
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
As previously announced, effective January 1, 2021, the Company combined its previous operations in Europe, the Middle East and Africa ("EMEA") and Asia Pacific into a new segment named Allegion International, in addition to renaming its Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three and nine months ended September 30, 2020, has been combined in the table below to reflect this change in reportable segments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Net revenues
Allegion Americas	$524.4	$539.1	$1,572.7	$1,495.5
Allegion International	192.6	189.3	585.5	497.1
Total	$717.0	$728.4	$2,158.2	$1,992.6
Segment operating income (loss)
Allegion Americas	$133.7	$165.0	$419.5	$432.4
Allegion International	20.5	13.2	54.0	(92.8)
Total	154.2	178.2	473.5	339.6
Reconciliation to Operating income
Unallocated corporate expense	(15.8)	(17.8)	(58.4)	(53.8)
Operating income	138.4	160.4	415.1	285.8
Reconciliation to earnings before income taxes
Interest expense	12.3	12.9	37.0	38.8
Other income, net	(14.7)	(12.2)	(21.4)	(12.6)
Earnings before income taxes	$140.8	$159.7	$399.5	$259.6

NOTE 21 - COMMITMENTS AND CONTINGENCIES
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

During the nine months ended September 30, 2021 and 2020, the Company incurred $0.9 million and $1.8 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
remediation costs are recorded in Costs of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

As of September 30, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $17.1 million and $21.1 million, respectively. The total reserve at September 30, 2021 and December 31, 2020, included $4.5 million and $4.4 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2021 and December 31, 2020, was $3.9 million and $6.1 million, respectively, and the remainder is classified as noncurrent. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

In millions	2021	2020
Balance at beginning of period	$16.5	$15.9
Reductions for payments	(7.5)	(5.3)
Accruals for warranties issued during the current period	9.1	6.2
Changes to accruals related to preexisting warranties	—	(0.3)
Currency translation	(0.2)	0.1
Balance at end of period	$17.9	$16.6
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
Recent Developments

COVID-19 Pandemic and Industry Trends and Outlook

The COVID-19 pandemic and uneven economic recovery continue to create volatility in the global economy and on our business. During the third quarter of 2021, we continued to see strong and accelerating demand for our products and services in most of the markets we serve. However, we have also experienced an acceleration of several macroeconomic challenges in the current quarter that have negatively impacted our ability to meet this robust demand, such as supply chain disruptions and delays; shortages in materials including reductions in allocations of electronic components and other parts from key suppliers; labor shortages; and increased commodity, material component, packaging, freight and labor inflation. These challenges have also created inefficiencies, including periodic production interruptions, that have negatively impacted our productivity and margin performance during the quarter. While these challenges are impacting all our global businesses, to date they have had a more pronounced impact on our Allegion Americas operating segment.

While we currently anticipate these industry-wide challenges to continue beyond 2021, we are rapidly adapting to navigate these challenges, and we expect to be well-positioned to convert demand to revenue once conditions normalize. We remain focused on providing exceptional service to our customers; implementing measures to mitigate operational and distribution inefficiencies and reduce backlogs, such as aligning resources to re-engineer product designs and configurations and developing alternate sources of supply; implementing pricing initiatives to address rising production, material and freight costs; and investing in business initiatives to drive future growth. We will continue to explore various options to control costs and enhance financial performance, while minimizing disruption to customers and the overall business; however, the full impacts of the pandemic and the on-going macroeconomic challenges on our business, results of operations, financial condition and cash flows remain uncertain.

The pandemic and related macroeconomic challenges stemming from the uneven economic recovery will likely continue to impact us in numerous and evolving ways that we may not be able to accurately predict. The full impact of the pandemic will continue to depend on future developments such as the continued spread and duration of the pandemic, the emergence of future variant strains of the COVID-19 virus which may be more contagious or severe, the availability and distribution of effective medical treatments and vaccines, vaccination rates, as well as any government-imposed restrictions or mandates. Further, any new or strengthened government-imposed restrictions or mandates on the conduct of business and travel could adversely impact our ability to carry out business as usual in certain markets. The challenges and uncertainties related to the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows, as well as other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Acquisitions

In July 2021, we acquired certain assets of Astrum Benelux B.V. ("Astrum Benelux") as well as 100% of the equity of WorkforceIT B.V. in the Netherlands ("WorkforceIT"), both of which were previously held under common control and offer workforce management technology products and solutions in the Benelux region of Europe. Both WorkforceIT and the assets acquired from Astrum Benelux have been integrated into our Allegion International segment.

QMI Divestiture

As previously disclosed, during the fourth quarter of 2020, the net assets of our Qatar Metal Industries ("QMI") business, met the criteria to be classified as held for sale, and accordingly, were written down to fair value, resulting in a Loss on assets held for sale in the fourth quarter of 2020 of $37.9 million.

On February 28, 2021, we completed our divestiture of QMI. The impacts of this divestiture on our results of operations for the three and six months ended September 30, 2021 are reflected in the discussions below.

2021 Dividends and Share Repurchases

During the nine months ended September 30, 2021, we paid dividends of $1.08 per ordinary share to shareholders and repurchased approximately 1.8 million shares for $212.7 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2021	% of revenues	2020	% of revenues
Net revenues	$717.0		$728.4
Cost of goods sold	416.5	58.1%	409.2	56.2%
Selling and administrative expenses	162.1	22.6%	156.2	21.4%
Impairment of goodwill and intangible assets	—	—%	2.6	0.4%
Operating income	138.4	19.3%	160.4	22.0%
Interest expense	12.3		12.9
Other income, net	(14.7)		(12.2)
Earnings before income taxes	140.8		159.7
(Benefit from) provision for income taxes	(2.8)		12.8
Net earnings	143.6		146.9
Less: Net earnings attributable to noncontrolling interests	0.1		—
Net earnings attributable to Allegion plc	$143.5		$146.9

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.59		$1.58
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2021, decreased by 1.6%, or $11.4 million, compared with the same period in 2020, due to the following:

Pricing	1.4%
Volume	(3.0)%
Acquisitions / divestitures	(0.6)%
Currency exchange rates	0.6%
Total	(1.6)%
The decrease in Net revenues was principally due to lower volumes in our Allegion Americas segment, resulting from the supply chain disruptions and delays and shortages in materials, components and labor discussed above. Also contributing to the decrease in Net revenues was the divestiture of our QMI business in February 2021. These decreases were partially offset by improved pricing and the impact of foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.

Operating Income/Margin
Operating income for the three months ended September 30, 2021, decreased $22.0 million compared to the same period in 2020. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2021, decreased to 19.3% from 22.0% for the same period in 2020, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2020	$160.4	22.0%
Inflation in excess of pricing and productivity	(11.2)	(1.9)%
Volume / product mix	(10.5)	(0.8)%
Restructuring / acquisition expenses	1.7	0.2%
Currency exchange rates	0.4	—%
Investment spending	(6.5)	(0.9)%
Acquisitions / divestitures	1.5	0.4%
Impairment of intangible assets	2.6	0.3%
September 30, 2021	$138.4	19.3%
The decrease in Operating income was primarily due to inflation and productivity challenges in excess of pricing improvements, unfavorable volume/product mix and increased investment spending. These decreases were partially offset by a year-over-year decrease in restructuring and acquisition expenses, currency exchange rate movements, the impact of our QMI divestiture and a prior year intangible asset impairment charge that did not recur in the current year.
The decrease in Operating margin was primarily due to inflation and productivity challenges in excess of pricing improvements, unfavorable volume/product mix and increased investment spending. These decreases were partially offset by a year-over-year decrease in restructuring and acquisition expenses, the impact of our QMI divestiture and a prior year intangible asset impairment charge that did not recur in the current year.
Inflation in excess of pricing and productivity includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared by the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in Investment spending in the table above. Inflation in excess of pricing and productivity in the third quarter of 2021 reflects the impacts of the increased commodity, material component, packaging, freight and labor inflation, as well as the inefficiencies caused by more acute supply chain challenges and shortages of materials, components and labor discussed above.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended September 30, 2021, decreased $0.6 million compared with the same period in 2020, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.

Other Income, Net
The components of Other income, net for the three months ended September 30, 2021 and 2020, were as follows:

In millions	2021	2020
Interest income	$(0.3)	$(0.2)
Foreign currency exchange loss	0.8	0.2
(Earnings and gains from the sale of) losses from equity method investments	(6.3)	0.1
Net periodic pension and postretirement benefit income, less service cost	(2.1)	(1.0)
Other	(6.8)	(11.3)
Other income, net	$(14.7)	$(12.2)
Other income, net for the three months ended September 30, 2021, included a gain of $6.4 million from the sale of the our equity method investment in Nuki Home Solutions GmbH ("Nuki"), which is included within (Earnings and gains from the sale of) losses from equity method investments and $6.8 million of other investment gains and income, which are included in Other in the table above.
Other income, net for the three months ended September 30, 2020, included a gain of $14.0 million related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in our former EMEA segment, which is included within Other in the table above.
(Benefit from) Provision for Income Taxes

The effective income tax rates for the three months ended September 30, 2021 and 2020, were (2.0)% and 8.0%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to favorable settlements of uncertain tax positions, a current quarter benefit related to the mix of income earned in lower tax rate jurisdictions and the unfavorable tax impact recognized in 2020 related to the recording of valuation allowances.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2021	% of revenues	2020	% of revenues
Net revenues	$2,158.2		$1,992.6
Cost of goods sold	1,239.8	57.4%	1,133.7	56.9%
Selling and administrative expenses	503.3	23.3%	474.2	23.8%
Impairment of goodwill and intangible assets	—	—%	98.9	5.0%
Operating income	415.1	19.2%	285.8	14.3%
Interest expense	37.0		38.8
Other income, net	(21.4)		(12.6)
Earnings before income taxes	399.5		259.6
Provision for income taxes	28.9		38.5
Net earnings	370.6		221.1
Less: Net earnings attributable to noncontrolling interests	0.4		0.1
Net earnings attributable to Allegion plc	$370.2		$221.0

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$4.08		$2.38
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.

Net revenues
Net revenues for the nine months ended September 30, 2021, increased by 8.3%, or $165.6 million, compared with the same period in 2020, due to the following:

Pricing	1.4%
Volume	5.2%
Acquisitions / divestitures	(0.6)%
Currency exchange rates	2.3%
Total	8.3%
The increase in Net revenues was principally driven by higher volumes, particularly during the second quarter given the impact of the comparison to the muted demand and temporary plant shut-downs we experienced in the second quarter of 2020 due to the COVID-19 pandemic. Improved pricing and the impact of foreign currency exchange rate movements also contributed to the increase in Net revenues. These increases were slightly offset by the divestiture of our QMI business in February 2021.
Operating Income/Margin
Operating income for the nine months ended September 30, 2021, increased $129.3 million compared to the same period in 2020, and Operating margin for the nine months ended September 30, 2021, increased to 19.2% from 14.3% for the same period in 2020, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2020	$285.8	14.3%
Inflation in excess of pricing and productivity	(11.2)	(0.9)%
Volume / product mix	27.8	0.3%
Restructuring / acquisition expenses	15.8	0.8%
Currency exchange rates	8.6	0.1%
Investment spending	(13.6)	(0.7)%
Acquisitions / divestitures	3.0	0.3%
Impairment of goodwill and intangible assets	98.9	5.0%
September 30, 2021	$415.1	19.2%
The increases in Operating income and Operating margin were primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year, favorable volume/product mix and a year-over-year decrease in restructuring and acquisition expenses. Also contributing to the increases were foreign currency exchange rate movements and the impact of our QMI divestiture. These increases were partially offset by inflation in excess of pricing and productivity improvements and increased investment spending.
Interest Expense
Interest expense for the nine months ended September 30, 2021, decreased $1.8 million compared with the same period in 2020, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.

Other Income, Net
The components of Other income, net for the nine months ended September 30, 2021 and 2020, were as follows:

In millions	2021	2020
Interest income	$(0.4)	$(0.8)
Foreign currency exchange loss	2.0	1.0
(Earnings and gains from the sale of) losses from equity method investments	(6.0)	0.6
Net periodic pension and postretirement benefit income, less service cost	(6.0)	(2.0)
Other	(11.0)	(11.4)
Other income, net	$(21.4)	$(12.6)
For the nine months ended September 30, 2021, Other income, net increased $8.8 million compared with the same period in 2020, primarily due to investment gains and income in 2021, which are reflected in Other in the table above, increased Net periodic pension and postretirement benefit income, less service cost and the gain of $6.4 million on the sale of our equity method investment in Nuki, which exceeded the prior year impact of a $14.0 million gain related to the reclassification to earnings of accumulated foreign currency translation adjustments upon the liquidation of a legal entity in our former EMEA segment.

Provision for Income Taxes

The effective income tax rates for the nine months ended September 30, 2021 and 2020, were 7.2% and 14.8%, respectively. The decrease in the effective tax rate compared to 2020 is primarily due to the unfavorable tax impact recognized in 2020 related to goodwill and intangible asset impairment charges, favorable settlements of uncertain tax positions and the unfavorable tax impact recognized in 2020 related to the recording of valuation allowances, which were partially offset by an unfavorable year-over-year change in share-based compensation deductions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings. As previously announced, effective January 1, 2021, we combined our previous operations in EMEA and Asia Pacific into a new segment named Allegion International, in addition to renaming our Americas segment "Allegion Americas". Business segment information for EMEA and Asia Pacific for the three and nine months ended September 30, 2020, has been combined in the segment results of operations presented below to reflect this change in reportable segments.

Segment Results of Operations - For the three and nine months ended September 30

In millions	2021	2020	% Change	2021	2020	% Change
Net revenues
Allegion Americas	$524.4	$539.1	(2.7)%	$1,572.7	$1,495.5	5.2%
Allegion International	192.6	189.3	1.7%	585.5	497.1	17.8%
Total	$717.0	$728.4		$2,158.2	$1,992.6

Segment operating income (loss)
Allegion Americas	$133.7	$165.0	(19.0)%	$419.5	$432.4	(3.0)%
Allegion International	20.5	13.2	55.3%	54.0	(92.8)	158.2%
Total	$154.2	$178.2		$473.5	$339.6

Segment operating margin
Allegion Americas	25.5%	30.6%		26.7%	28.9%
Allegion International	10.6%	7.0%		9.2%	(18.7)%
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

Net Revenues
Net revenues for the three months ended September 30, 2021, decreased by 2.7%, or $14.7 million, compared to the same period in 2020, due to the following:

Pricing	1.5%
Volume	(4.5)%
Currency exchange rates	0.3%
Total	(2.7)%
The decrease in Net revenues was driven by lower volumes resulting from the supply chain disruptions and delays and shortages of materials, components and labor discussed above. This decrease was partially offset by improved pricing and the impact of foreign currency exchange rate movements.
Net revenues from non-residential products for the three months ended September 30, 2021, decreased by a low single-digits percent compared to the same period in the prior year. While we continued to see strong demand for our non-residential products during the current quarter, the persistent and widespread supply chain challenges and shortages in material, components (including electronic components) and labor discussed above have led to the current quarter Net revenues decline. Further, the combination of these factors have also culminated in our highest non-residential product backlog to date as a company.
Net revenues from residential products for the three months ended September 30, 2021, decreased by a high single digits percent compared to the same period in the prior year. This decrease was primarily driven by supply chain challenges and shortages in labor, material and components, particularly electronic components, in addition to the comparative impact to the third quarter of 2020, which saw a strong rebound in demand after a muted second quarter due to the COVID-19 pandemic. Nonetheless, we continue to see strong demand for our residential products due to a sustained level of DIY home projects and a robust residential housing construction market.
Additionally, growth in electronic security products and solutions has become an increased metric monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products, and include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices. For the three months ended September 30, 2021, Net revenues from the sale of electronic products in the Allegion Americas segment decreased by a high single digits percent compared to the same period in the prior year. As previously disclosed, a surge in global demand for electronic components has led to supply chain challenges and component shortages, which further accelerated during the third quarter. This has led to a reduction in the allocations of electronic components we receive from key suppliers, periodic production interruptions and delays in our ability to meet the elevated level of demand for our electronic products during the current quarter. While considered temporary, we expect these challenges around the availability of electronic components to continue beyond 2021. As a result, we are actively implementing measures to mitigate the operational and distribution inefficiencies these component shortages and other challenges are creating, such as re-engineering product designs and configurations and developing alternate sources of supply.
Net revenues for the nine months ended September 30, 2021, increased by 5.2%, or $77.2 million, compared to the same period in 2020, due to the following:

Pricing	1.5%
Volume	3.2%
Currency exchange rates	0.5%
Total	5.2%
The increase in Net revenues was principally driven by higher volumes, particularly during the second quarter given the impact of the comparison to the muted demand and temporary plant shut-downs we experienced in the second quarter of 2020 due to the COVID-19 pandemic. Improved pricing and the impact of foreign currency exchange rate movements also contributed to the increase in Net revenues.
Net revenues from non-residential products for the nine months ended September 30, 2021, decreased by a low-single digits percent compared to the same period in the prior year, while Net revenues from residential products for the nine months ended September 30, 2021, increased by greater than twenty percent compared to the same period in the prior year, driven principally by higher volumes in the second quarter of the current year. Net revenues from the sale of electronic products in the Allegion Americas segment for the nine months ended September 30, 2021, increased by a mid-single digits percent compared to the same period in the prior year.

Operating income/margin

Segment operating income for the three months ended September 30, 2021, decreased $31.3 million compared to the same period in 2020, and Segment operating margin for the three months ended September 30, 2021, decreased to 25.5% from 30.6%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2020	$165.0	30.6%
Inflation in excess of pricing and productivity	(15.6)	(3.4)%
Volume / product mix	(11.3)	(0.8)%
Currency exchange rates	(0.4)	(0.2)%
Investment spending	(5.6)	(1.0)%
Restructuring / acquisition expenses	1.6	0.3%
September 30, 2021	$133.7	25.5%
The decreases in Segment operating income and Segment operating margin were primarily driven by inflation and productivity challenges in excess of pricing improvements, unfavorable volume/product mix, increased investment spending and foreign currency exchange rate movements. These decreases were partially offset by a year-over-year decrease in restructuring and acquisition expenses. Inflation in excess of pricing and productivity reflects the impacts of the increased commodity, material component, packaging, freight and labor inflation, as well as the inefficiencies caused by more acute supply chain challenges and shortages of materials, components and labor discussed above.
Segment operating income for the nine months ended September 30, 2021, decreased $12.9 million compared to the same period in 2020, and Segment operating margin for the nine months ended September 30, 2021, decreased to 26.7% from 28.9%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2020	$432.4	28.9%
Inflation in excess of pricing and productivity	(13.6)	(1.4)%
Volume / product mix	3.9	(0.6)%
Currency exchange rates	1.4	—%
Investment spending	(9.3)	(0.6)%
Restructuring / acquisition expenses	4.7	0.4%
September 30, 2021	$419.5	26.7%
The decrease in Segment operating income was primarily driven by inflation in excess of pricing and productivity improvements and increased investment spending. These decreases were partially offset by the impacts of volume/product mix, foreign currency exchange rate movements and a year-over-year decrease in restructuring and acquisition expenses.
The decrease in Segment operating margin was primarily driven by inflation in excess of pricing and productivity improvements, increased investment spending and the dilutive impact of product mix, which exceeded the benefits from higher volumes. These decreases were partially offset by the year-over-year decrease in restructuring and acquisition expenses.
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

Net Revenues

Net revenues for the three months ended September 30, 2021, increased by 1.7%, or $3.3 million, compared to the same period in 2020, due to the following:

Pricing	1.2%
Volume	1.3%
Acquisitions / divestitures	(2.4)%
Currency exchange rates	1.6%
Total	1.7%
The increase in Net revenues was driven by higher volumes, improved pricing and foreign currency exchange rate movements. These increases were partially offset by the divestiture of our QMI business in February 2021.

Net revenues for the nine months ended September 30, 2021, increased by 17.8%, or $88.4 million, compared to the same period in 2020, due to the following:

Pricing	0.9%
Volume	11.4%
Acquisitions / divestitures	(2.3)%
Currency exchange rates	7.8%
Total	17.8%
The increase in Net revenues was principally driven by higher volumes and foreign currency exchange rate movements, in addition to improved pricing. These increases were partially offset by the divestiture of our QMI business.

Operating income (loss)/margin

Segment operating income for the three months ended September 30, 2021, increased $7.3 million compared to the same period in 2020, and Segment operating margin for the three months ended September 30, 2021, increased to 10.6% from 7.0%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2020	$13.2	7.0%
Inflation in excess of pricing and productivity	(1.3)	(0.8)%
Volume / product mix	0.7	0.2%
Currency exchange rates	0.9	0.2%
Investment spending	(0.8)	(0.4)%
Acquisitions / divestitures	1.5	1.1%
Restructuring expenses	3.7	2.0%
Impairment of intangible assets	2.6	1.3%
September 30, 2021	$20.5	10.6%
The increases in Segment operating income and Segment operating margin were primarily due to favorable volume/product mix, a year-over-year decrease in restructuring expenses, foreign currency exchange rate movements, the impact of the divestiture of our QMI business in February 2021 and a prior year intangible asset impairment charge that did not recur in the current year. These increases were partially offset by inflation in excess of pricing and productivity improvements and increased investment spending.
Segment operating income (loss) for the nine months ended September 30, 2021, was favorable $146.8 million compared to the same period in 2020, and Segment operating margin for the nine months ended September 30, 2021, improved to 9.2% from (18.7)%, due to the following:

In millions	Operating Income (Loss)	Operating Margin
September 30, 2020	$(92.8)	(18.7)%
Pricing and productivity in excess of inflation	2.6	0.5%
Volume / product mix	23.9	3.8%
Currency exchange rates	7.2	0.9%
Investment spending	(1.2)	(0.3)%
Acquisitions / divestitures	3.0	0.7%
Restructuring expenses	12.4	2.4%
Impairment of goodwill and intangible assets	98.9	19.9%
September 30, 2021	$54.0	9.2%
The improvements in Segment operating income (loss) and Segment operating margin were primarily due to the prior year goodwill and intangible asset impairment charges, which did not recur in the current year, favorable volume/product mix and a year-over-year decrease in restructuring expenses. Also contributing to the improvements were pricing and productivity improvements in excess of inflation, foreign currency exchange rate movements and the impact of the divestiture of our QMI business. These improvements were slightly offset by increased investment spending.

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

As of September 30, 2021, we maintain cash and cash equivalents of $503.9 million, have no required principal payments on our long-term debt until September 2022, and have unused availability of $485.9 million under our Revolving Facility. Further, our business operates with low capital intensity, providing financial flexibility. We believe that future cash provided by operating activities, availability under our Revolving Facility, access to funds on hand and capital markets, as well as other potential measures within our control will provide adequate resources to fund our operating and financing needs and maintain a sound financial position and liquidity.

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by operating activities	$356.4	$289.4
Net cash used in investing activities	(14.9)	(39.3)
Net cash used in financing activities	(309.3)	(179.3)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021, increased $67.0 million compared to the same period in 2020, primarily driven by increased Net earnings and improvements in working capital.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021, decreased $24.4 million compared to the same period in 2020, primarily due to cash proceeds from the sales of our equity method investment in Nuki and other investments, as well as a decrease in capital expenditures. Partially offsetting these decreases was an increase due to cash paid for our acquisition of Workforce IT and the assets acquired from Astrum Benelux.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021, increased $130.0 million compared to the same period in 2020, primarily due to an increase of $118.6 million in cash used to repurchase shares.

Capitalization

Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2021	December 31, 2020
Term Facility	$238.8	$238.8
Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.4	0.6
Total borrowings outstanding	1,439.2	1,439.4
Discounts and debt issuance costs, net	(8.3)	(9.8)
Total debt	1,430.9	1,429.6
Less current portion of long-term debt	238.4	0.2
Total long-term debt	$1,192.5	$1,429.4
As of September 30, 2021, we have an unsecured Credit Agreement in place, consisting of a $700.0 million term loan facility (the “Term Facility”), of which $238.8 million is outstanding at September 30, 2021, and a $500.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). The Credit Facilities mature on September 12, 2022. Principal amounts repaid on the Term Facility may not be reborrowed, and we have satisfied our obligation to make quarterly installments on the Term Facility up to the maturity date, with the remaining outstanding balance due on September 12, 2022.

The Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At September 30, 2021, there were no borrowings outstanding on the Revolving Facility, and we had $14.1 million of letters of credit outstanding. Commitments under the Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the Credit Facilities accrue interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 1.125% to 1.500% depending on our credit ratings. At September 30, 2021, outstanding borrowings under the Credit Facilities accrue interest at LIBOR plus a margin of 1.250%, resulting in an interest rate of 1.34%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio and a minimum interest expense coverage ratio, as defined within the agreement. As of September 30, 2021, we were in compliance with all covenants.

As of September 30, 2021, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes") and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes", and all three senior notes collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2021, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2021		Year ended December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(5.3)	(0.4)	(7.5)	(0.2)
Equity earnings in affiliates, net of tax	396.2	111.5	358.8	216.5
Transactions with related parties and subsidiaries(a)	(5.8)	(63.6)	(15.3)	(39.3)
Net earnings	370.2	47.0	314.3	164.7
Net earnings attributable to the entity	370.2	47.0	314.3	164.7

(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	September 30, 2021		December 31, 2020
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$713.4	$—	$20.0
Total current assets	20.6	750.0	19.0	38.7
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,240.9	—	1,644.2
Total noncurrent assets	1,792.7	1,324.8	1,793.3	1,671.8
Current liabilities:
Amounts due to related parties and subsidiaries	$33.0	$233.4	$197.5	$183.9
Total current liabilities	282.1	247.5	204.4	190.7
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	516.4	2,624.3	507.3	2,463.9
Total noncurrent liabilities	914.0	3,427.7	1,143.2	3,267.3

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

Management believes there have been no significant changes during the nine months ended September 30, 2021, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Forward-looking statements may relate to such matters as: statements regarding the continued impacts of the global COVID-19 pandemic, supply chain constraints, electronic component and labor shortages, inflation, rising freight and material costs, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.

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
•disruptions in our global supply chain, including supply chain constraints, electronic component and labor shortages, inflation and product manufacturing and logistical services provided by supplier partners;
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the third quarter of 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of

September 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Authorization (000s)
July 1 - July 31	94	$138.31	94	$401,445
August 1 - August 31	—	—	—	401,445
September 1 - September 30	—	—	—	401,445
Total	94	$138.31	94	$401,445
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

ALLEGION PLC (Registrant)

Date:	October 21, 2021	/s/ Patrick S. Shannon
Patrick S. Shannon, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 21, 2021	/s/ Douglas P. Ranck
Douglas P. Ranck, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer