Form 10-Q
period 2022-03-31
Allegion plc
filed 2022-04-26
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 21, 2022 was 87,804,920.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2022	2021
Net revenues	$723.6	$694.3
Cost of goods sold	434.9	396.9
Selling and administrative expenses	171.7	166.1
Operating income	117.0	131.3
Interest expense	11.9	12.3
Other income, net	(2.2)	(3.5)
Earnings before income taxes	107.3	122.5
Provision for income taxes	14.2	14.3
Net earnings	93.1	108.2
Less: Net earnings attributable to noncontrolling interests	0.1	0.2
Net earnings attributable to Allegion plc	$93.0	$108.0
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.05	$1.19
Diluted net earnings	$1.05	$1.18
Weighted-average shares outstanding:
Basic	88.2	90.7
Diluted	88.6	91.2

Total comprehensive income	$72.1	$76.2
Less: Total comprehensive income attributable to noncontrolling interests	0.1	0.2
Total comprehensive income attributable to Allegion plc	$72.0	$76.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$305.1	$397.9
Accounts and notes receivable, net	324.3	283.3
Inventories	402.9	380.4
Other current assets	45.0	56.0
Total current assets	1,077.3	1,117.6
Property, plant and equipment, net	280.8	283.7
Goodwill	796.4	803.8
Intangible assets, net	434.0	447.5
Other noncurrent assets	419.1	398.4
Total assets	$3,007.6	$3,051.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$258.4	$259.1
Accrued expenses and other current liabilities	310.5	329.5
Short-term borrowings and current maturities of long-term debt	12.6	12.6
Total current liabilities	581.5	601.2
Long-term debt	1,426.8	1,429.5
Other noncurrent liabilities	254.3	257.9
Total liabilities	2,262.6	2,288.6
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (87,801,145 and 88,215,625 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	956.1	952.6
Accumulated other comprehensive loss	(215.4)	(194.4)
Total Allegion plc shareholders’ equity	741.6	759.1
Noncontrolling interests	3.4	3.3
Total equity	745.0	762.4
Total liabilities and equity	$3,007.6	$3,051.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2022	2021
Cash flows from operating activities:
Net earnings	$93.1	$108.2
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	20.4	21.4
Changes in assets and liabilities and other non-cash items	(93.0)	(17.8)
Net cash provided by operating activities	20.5	111.8
Cash flows from investing activities:
Capital expenditures	(8.7)	(6.3)
Other investing activities, net	2.4	1.7
Net cash used in investing activities	(6.3)	(4.6)
Cash flows from financing activities:
Debt repayments, net	(3.1)	—
Dividends paid to ordinary shareholders	(35.8)	(32.5)
Repurchase of ordinary shares	(61.0)	(149.7)
Other financing activities, net	(5.0)	(5.0)
Net cash used in financing activities	(104.9)	(187.2)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(6.1)
Net decrease in cash and cash equivalents	(92.8)	(86.1)
Cash and cash equivalents - beginning of period	397.9	480.4
Cash and cash equivalents - end of period	$305.1	$394.3
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements:
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date.

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	March 31, 2022	December 31, 2021
Raw materials	$166.2	$144.4
Work-in-process	46.2	42.2
Finished goods	190.5	193.8
Total	$402.9	$380.4

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2022, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2021 (gross)	$501.2	$876.2	$1,377.4
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2021 (net)	501.2	302.6	803.8
Currency translation	0.1	(7.5)	(7.4)
March 31, 2022 (net)	$501.3	$295.1	$796.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2022			December 31, 2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$57.2	$(29.5)	$27.7	$57.9	$(28.8)	$29.1
Customer relationships	389.4	(143.7)	245.7	395.9	(141.6)	254.3
Trade names (finite-lived)	81.8	(56.2)	25.6	84.0	(56.9)	27.1
Other	46.1	(23.6)	22.5	45.8	(22.7)	23.1
Total finite-lived intangible assets	574.5	$(253.0)	321.5	583.6	$(250.0)	333.6
Trade names (indefinite-lived)	112.5		112.5	113.9		113.9
Total	$687.0		$434.0	$697.5		$447.5
Intangible asset amortization expense was $8.2 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $32.2 million for full year 2022, $31.8 million for 2023, $31.5 million for 2024, $30.1 million for 2025 and $26.8 million for 2026.

NOTE 6 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2022	December 31, 2021
2021 Term Facility	$246.9	$250.0
2021 Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.3	0.3
Total borrowings outstanding	1,447.2	1,450.3
Discounts and debt issuance costs, net	(7.8)	(8.2)
Total debt	1,439.4	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$1,426.8	$1,429.5
Unsecured Credit Facilities
As of March 31, 2022, the Company has an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $246.9 million was outstanding at March 31, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by the Company and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $3.1 million of principal on its 2021 Term Facility during the three months ended March 31, 2022.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2022, there were no borrowings outstanding on the 2021 Revolving Facility, and the Company had $7.5 million of letters of credit outstanding. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At March 31, 2022, the Company's outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 1.493%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined within the agreement. As of March 31, 2022, the Company was in compliance with all covenants.
Senior Notes
As of March 31, 2022, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes (collectively, the "Senior Notes") all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Company and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

NOTE 7 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $169.7 million and $164.9 million at March 31, 2022 and December 31, 2021, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable, nor the balances included in Accumulated other comprehensive loss were material as of March 31, 2022 and December 31, 2021. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income (loss) during the three months ended March 31, 2022 and 2021, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At March 31, 2022, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 8 - LEASES
Total rental expense for the three months ended March 31, 2022 and 2021, was $10.7 million and $11.1 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $1.6 million and $2.0 million, respectively, for the three months ended March 31, 2022 and 2021. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2022 or December 31, 2021.

As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability were as follows:

		March 31, 2022			December 31, 2021
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$71.1	$29.8	$100.9	$58.2	$31.7	$89.9
Lease liability - current	Accrued expenses and other current liabilities	15.9	13.2	29.1	15.5	13.6	29.1
Lease liability - noncurrent	Other noncurrent liabilities	57.7	16.6	74.3	45.1	18.2	63.3

Other information:
Weighted-average remaining term (years)		6.4	2.7		6.5	2.8
Weighted-average discount rate		3.2%	2.0%		3.4%	2.1%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2022			2021
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$4.9	$4.2	$9.1	$4.9	$4.2	$9.1
ROU assets obtained in exchange for new lease liabilities	18.8	1.4	20.2	3.0	2.4	5.4
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of March 31, 2022, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2022 and for each of the years thereafter as of March 31, 2022, are as follows:

In millions	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Real estate leases	$13.5	$16.6	$13.1	$11.3	$8.3	$19.5	$82.3
Equipment leases	10.6	10.4	6.3	2.8	0.4	0.1	30.6
Total	$24.1	$27.0	$19.4	$14.1	$8.7	$19.6	$112.9
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2022, is due to imputed interest of $9.5 million.

NOTE 9 - DEFINED BENEFIT PLANS
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2022	2021
Service cost	$1.5	$1.7
Interest cost	2.0	1.7
Expected return on plan assets	(3.4)	(3.5)
Administrative costs and other	0.3	0.3
Net amortization of:
Prior service costs	—	0.1
Plan net actuarial losses	0.3	0.9
Net periodic pension benefit cost	$0.7	$1.2

	Non-U.S.
In millions	2022	2021
Service cost	$0.3	$0.6
Interest cost	1.8	1.3
Expected return on plan assets	(3.9)	(3.5)
Administrative costs and other	0.5	0.5
Net amortization of:
Plan net actuarial losses	0.2	0.4
Net periodic pension benefit income	$(1.1)	$(0.7)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions were not material during the three months ended March 31, 2022 and 2021. Contributions of approximately $5 million are expected during the remainder of 2022.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at March 31, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$22.5	$—	$22.5
Total asset recurring fair value measurements	$—	$22.5	$—	$22.5
Liabilities:
Deferred compensation and other retirement plans	$—	$22.7	$—	$22.7
Total liability recurring fair value measurements	$—	$22.7	$—	$22.7
Financial instruments not carried at fair value
Total debt	$—	$1,418.6	$—	$1,418.6
Total financial instruments not carried at fair value	$—	$1,418.6	$—	$1,418.6
Assets and liabilities measured at fair value at December 31, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$24.5	$—	$24.5
Total asset recurring fair value measurements	$—	$24.5	$—	$24.5
Liabilities:
Deferred compensation and other retirement plans	$—	$25.9	$—	$25.9
Total liability recurring fair value measurements	$—	$25.9	$—	$25.9
Financial instruments not carried at fair value
Total debt	$—	$1,510.4	$—	$1,510.4
Total financial instruments not carried at fair value	$—	$1,510.4	$—	$1,510.4
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
•Debt – These instruments are recorded at cost and include senior notes maturing through 2029. The fair value of these debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2022, are the same as those used at December 31, 2021. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $35.8 million as of both March 31, 2022 and December 31, 2021, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2022, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	93.1	—	—	—	93.0	—	0.1
Other comprehensive loss, net	(21.0)	—	—	—	—	(21.0)	—
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	7.5	—	0.1	7.5	—	—	—
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at March 31, 2022	$745.0	$0.9	87.8	$—	$956.1	$(215.4)	$3.4
The changes in the components of Equity for the three months ended March 31, 2021, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	108.2	—	—	—	108.0	—	0.2
Other comprehensive loss, net	(32.0)	—	—	—	—	(32.0)	—
Repurchase of ordinary shares	(149.7)	—	(1.3)	(4.4)	(145.3)	—	—
Share-based compensation activity	4.4	—	0.1	4.4	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.5)	—	—	—	(32.5)	—	—
Other	—	—	—	—	0.1	—	(0.1)
Balance at March 31, 2021	$731.0	$0.9	90.0	$—	$915.9	$(189.1)	$3.3
In February 2020, the Company’s Board of Directors approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"). During the three months ended March 31, 2022 and 2021, the Company paid $61.0 million and $149.7 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under the 2020 Share Repurchase Authorization. As of March 31, 2022, the Company has approximately $140.5 million still available to be repurchased under the 2020 Share Repurchase Authorization.

Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2022, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2021	$0.9	$(96.0)	$(99.3)	$(194.4)
Other comprehensive (loss) income before reclassifications	(0.3)	2.3	(22.5)	(20.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.4)	(0.4)	—	(0.8)
Tax benefit	0.2	0.1	—	0.3
March 31, 2022	$0.4	$(94.0)	$(121.8)	$(215.4)

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

NOTE 12 - SHARE-BASED COMPENSATION
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

In millions	2022	2021
Stock options	$2.9	$2.8
RSUs	7.3	5.6
PSUs	1.6	1.3
Deferred compensation	(1.1)	0.4
Pre-tax expense	10.7	10.1
Tax benefit	(0.9)	(1.1)
After-tax expense	$9.8	$9.0
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2022		2021
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	157,880	$28.59	179,743	$24.99
RSUs	101,609	$115.33	117,864	$109.49
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2022	2021
Dividend yield	1.42%	1.32%
Volatility	27.05%	27.14%
Risk-free rate of return	1.89%	0.75%
Expected life (years)	6.0	6.0
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance Stock
During the three months ended March 31, 2022, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2020, 2021 and 2022, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
Deferred Compensation
Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 13 - RESTRUCTURING ACTIVITIES
During the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $2.7 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the three months ended March 31, 2022, were as follows:

In millions	Total
December 31, 2021	$0.4
Additions, net of reversals	0.2
Cash payments	(0.5)
March 31, 2022	$0.1
The Company also incurred other non-qualified restructuring charges of $0.5 million during the three months ended March 31, 2022, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2022	2021
Interest income	$(0.1)	$—
Foreign currency exchange loss	1.0	0.4
(Earnings) losses from equity method investments, net	(0.1)	0.7
Net periodic pension and postretirement benefit income, less service cost	(2.6)	(1.9)
Other	(0.4)	(2.7)
Other income, net	$(2.2)	$(3.5)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2022 and 2021, were 13.2% and 11.7%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the unfavorable mix of income earned in higher tax rate jurisdictions, which is partially offset by the favorable year-over-year change in the amounts recognized for uncertain tax positions.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2022	2021
Weighted-average number of basic shares	88.2	90.7
Shares issuable under share-based compensation plans	0.4	0.5
Weighted-average number of diluted shares	88.6	91.2
At March 31, 2022, 0.3 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three months ended March 31, 2022 and 2021, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended March 31, 2022
In millions	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$527.7	$188.8	$716.5
Services	0.5	6.6	7.1
Total Net revenues	$528.2	$195.4	$723.6

	Three months ended March 31, 2021
In millions	Allegion Americas	Allegion International	Consolidated
Net revenues
Products	$498.2	$189.1	$687.3
Services	0.7	6.3	7.0
Total Net revenues	$498.9	$195.4	$694.3
As of March 31, 2022, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three months ended March 31, 2022 and 2021, no adjustments related to performance obligations satisfied in previous periods were recorded.

NOTE 18 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2022	2021
Net revenues
Allegion Americas	$528.2	$498.9
Allegion International	195.4	195.4
Total	$723.6	$694.3
Segment operating income
Allegion Americas	$123.9	$135.4
Allegion International	19.6	15.4
Total	143.5	150.8
Reconciliation to Operating income
Unallocated corporate expense	(26.5)	(19.5)
Operating income	117.0	131.3
Reconciliation to earnings before income taxes
Interest expense	11.9	12.3
Other income, net	(2.2)	(3.5)
Earnings before income taxes	$107.3	$122.5

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
Environmental Matters
As of March 31, 2022 and December 31, 2021, the Company has recorded reserves for environmental matters of $15.4 million and $16.4 million, respectively. The total reserve at March 31, 2022 and December 31, 2021, included $3.6 million and $4.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2022 and December 31, 2021, was $3.1 million and $3.7 million, respectively, and the remainder is classified as noncurrent. Expenses related to environmental remediation were not material during either the three months ended March 31, 2022 or 2021. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2022	2021
Balance at beginning of period	$17.7	$16.5
Reductions for payments	(2.4)	(1.8)
Accruals for warranties issued during the current period	3.1	3.5
Changes to accruals related to preexisting warranties	—	(0.1)
Currency translation	(0.1)	(0.1)
Balance at end of period	$18.3	$18.0
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 20 - SUBSEQUENT EVENTS
Dividend Declaration
On April 7, 2022, the Company's Board of Directors declared a quarterly dividend of $0.41 per ordinary share. The dividend is payable June 30, 2022, to shareholders of record on June 16, 2022.
Acquisition Agreement
On April 22, 2022, the Company signed a definitive agreement to acquire Stanley Access Technologies LLC ("Access Technologies") and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. for $900 million in cash. Access Technologies is a leading manufacturer, installer and service provider of automatic doors in the U.S. and Canada. Its diversified customer base centers on non-residential settings, including retail, healthcare, education, commercial offices, hospitality and government. Access Technologies generated approximately $340 million in Net revenues in 2021.
The planned acquisition will create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, Access Technologies will add an expansive service and support network throughout the U.S. and Canada, broadening the Company's solutions to better serve a breadth of national, regional and local customers, and complementing the Company's existing strengths in these non-residential markets. The acquisition will help progress the Company's strategy to create value "by securing people and assets with seamless access wherever they reside, work and thrive." Access Technologies is expected to be integrated into the Allegion Americas segment.
The Company intends to finance the transaction through a combination of cash, borrowings under its existing 2021 Revolving Facility and new debt financing. The Company has obtained fully committed financing, and the anticipated acquisition is not subject to a financing condition. The acquisition is expected to close in the third quarter of 2022, subject to regulatory approval and customary closing conditions.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Recent Developments
Industry Trends and Outlook
Throughout the first quarter of 2022, we continue to experience strong demand for our products and services in most of the markets we serve. However, the supply chain disruptions and delays, shortages in materials (including reductions in allocations of electronic components and other parts from key suppliers), and labor shortages affecting critical suppliers that became more pronounced in the second half of 2021 are continuing to negatively impact our ability to meet this robust demand. These challenges have also created operational and logistical inefficiencies, which have led to periodic production interruptions and elevated levels of inventory, negatively impacting our productivity, margin performance, working capital and cash flows. Increased commodity, material component, packaging, freight and labor inflation also continues to impact margin performance.

In addition, the recent invasion of Ukraine by Russia has resulted in regional instability and the introduction of heightened economic sanctions against Russia by the U.S. and the international community. Although our presence in both countries is limited, and we expect the direct impact on our business, financial condition and results of operations to be minimal, we are currently monitoring these developments and the potential economic and financial consequences as the situation evolves, including the increased risks of cyber-attacks, further supply chain disruptions and increased inflation.

While we anticipate that fiscal year 2022 will continue to be a dynamic macroeconomic environment, and that each of the above noted factors will continue to impact our global businesses, we are rapidly adapting to navigate these challenges. We remain focused on providing exceptional service to our customers; implementing measures to mitigate operational and distribution inefficiencies, such as re-engineering product designs and configurations to accept alternate electronic components and developing alternate sources of supply; and investing in business initiatives to drive future growth. We have also realized pricing improvements across all of our major businesses during the first quarter of 2022 as a result of recent pricing initiatives to address inflationary pressures. We will continue to explore various options to control costs and enhance financial performance, while minimizing disruption to customers and the overall business.

The on-going COVID-19 pandemic, the Russian invasion of Ukraine and the macroeconomic challenges noted above will likely continue to affect us in numerous and evolving ways. The full impact of these challenges and uncertainties on our business will continue to depend on future developments that we may not be able to accurately predict. These challenges and uncertainties, and their potential or heightened impact on our business, results of operations, financial condition and cash flows, as well as other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

2022 Dividends and Share Repurchases
During the three months ended March 31, 2022, we paid dividends of $0.41 per ordinary share to shareholders and repurchased approximately 0.5 million shares for $61.0 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2022	% of revenues	2021	% of revenues
Net revenues	$723.6		$694.3
Cost of goods sold	434.9	60.1%	396.9	57.2%
Selling and administrative expenses	171.7	23.7%	166.1	23.9%
Operating income	117.0	16.2%	131.3	18.9%
Interest expense	11.9		12.3
Other income, net	(2.2)		(3.5)
Earnings before income taxes	107.3		122.5
Provision for income taxes	14.2		14.3
Net earnings	93.1		108.2
Less: Net earnings attributable to noncontrolling interests	0.1		0.2
Net earnings attributable to Allegion plc	$93.0		$108.0

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.05		$1.18
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2022, increased by 4.2%, or $29.3 million, compared with the same period in 2021, due to the following:

Pricing	6.0%
Volume	0.4%
Acquisitions / divestitures	(0.3)%
Currency exchange rates	(1.9)%
Total	4.2%
The increase in Net revenues was primarily driven by improved pricing, as well as higher volumes in our Allegion International segment. These increases were partially offset by foreign currency exchange rate movements and the impact of our QMI divestiture during Q1 of the prior period. As discussed above, in response to the increased inflationary environment, we continue to implement various pricing initiatives across our global businesses, which drove the overall increase in Net revenues compared to the same period in 2021.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2022, decreased $14.3 million compared to the same period in 2021. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2022, decreased to 16.2% from 18.9% for the same period in 2021, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2021	$131.3	18.9%
Inflation in excess of pricing and productivity	(7.0)	(2.1)%
Volume / product mix	1.7	0.2%
Restructuring / acquisition expenses	(2.8)	(0.4)%
Currency exchange rates	(3.1)	(0.1)%
Investment spending	(3.9)	(0.5)%
Acquisitions / divestitures	0.8	0.2%
March 31, 2022	$117.0	16.2%
The decreases in Operating income and Operating margin were primarily due to inflation and productivity challenges in excess of pricing improvements, a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These unfavorable movements were partially offset by improved volume/product mix and the impact of our prior year divestiture of QMI. Inflation in excess of pricing and productivity reflects the impacts of increased commodity, material component, packaging, freight and labor inflation, as well as the ongoing supply chain disruptions and delays, shortages in materials and labor shortages affecting critical suppliers as discussed above.
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
Interest Expense
Interest expense for the three months ended March 31, 2022, decreased $0.4 million compared with the same period in 2021, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, Net
The components of Other income, net for the three months ended March 31, 2022 and 2021, were as follows:

In millions	2022	2021
Interest income	$(0.1)	$—
Foreign currency exchange loss	1.0	0.4
(Earnings) losses from equity method investments, net	(0.1)	0.7
Net periodic pension and postretirement benefit income, less service cost	(2.6)	(1.9)
Other	(0.4)	(2.7)
Other income, net	$(2.2)	$(3.5)
Provision for Income Taxes
The effective income tax rates for the three months ended March 31, 2022 and 2021, were 13.2% and 11.7%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the unfavorable mix of income earned in higher tax rate jurisdictions, which is partially offset by the favorable year-over-year change in the amounts recognized for uncertain tax positions.

Review of Business Segments
We operate in and report financial results for two segments: Allegion Americas and Allegion International. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe that Segment operating income represents the most relevant measure of Segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three months ended March 31

In millions	2022	2021	% Change
Net revenues
Allegion Americas	$528.2	$498.9	5.9%
Allegion International	195.4	195.4	—%
Total	$723.6	$694.3

Segment operating income
Allegion Americas	$123.9	$135.4	(8.5)%
Allegion International	19.6	15.4	27.3%
Total	$143.5	$150.8

Segment operating margin
Allegion Americas	23.5%	27.1%
Allegion International	10.0%	7.9%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products and solutions throughout North America, Central America, the Caribbean and South America. The segment sells a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors, door systems, electronic products and access control systems to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Steelcraft, Technical Glass Products ("TGP") and Von Duprin.
Net Revenues
Net revenues for the three months ended March 31, 2022, increased by 5.9%, or $29.3 million, compared to the same period in 2021, due to the following:

Pricing	6.7%
Volume	(0.8)%
Total	5.9%
The increase in Net revenues was driven by improved pricing and partially offset by lower volumes. As discussed above, the Allegion Americas segment has implemented various pricing initiatives to help offset increased inflationary pressures, driving the overall increase in Net revenues compared to the same period in 2021.
Net revenues from non-residential products for the three months ended March 31, 2022, increased by a low double digits percent compared to the same period in the prior year, driven by improved pricing and higher volumes. In spite of this increase, our non-residential businesses continue to experience the persistent and widespread supply chain challenges and shortages in materials and components (including reductions in allocations of electronic components and other parts from key suppliers) as discussed above, which will continue to slow our ability to convert the continued strong demand into revenue until conditions normalize.

Although our residential businesses continue to see positive market demand, Net revenues from residential products for the three months ended March 31, 2022, decreased by a mid-single digits percent compared to the same period in the prior year. This decrease was primarily driven by lower volumes, due in part to continued supply chain challenges and shortages in electronic components, and was partially offset by improved pricing.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products and include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices and door controls. For the three months ended March 31, 2022, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a low single digits percent compared to the same period in the prior year. In spite of this modest increase, we continue to experience supply chain challenges around shortages and reduced allocations of electronic components from key suppliers, which is impacting our ability to meet the elevated level of demand for our electronic products. We expect these challenges around the availability of electronic components to continue throughout the year, and as a result, we are actively implementing measures to mitigate the operational and distribution inefficiencies these component shortages and other challenges are creating, such as re-engineering product designs and configurations to accept alternate electronic components and developing alternate sources of supply.
Operating income/margin
Segment operating income for the three months ended March 31, 2022, decreased $11.5 million compared to the same period in 2021, and Segment operating margin for the three months ended March 31, 2022, decreased to 23.5% from 27.1%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2021	$135.4	27.1%
Inflation in excess of pricing and productivity	(7.4)	(3.2)%
Volume / product mix	(1.5)	(0.1)%
Currency exchange rates	0.1	0.1%
Investment spending	(2.9)	(0.5)%
Restructuring / acquisition expenses	0.2	0.1%
March 31, 2022	$123.9	23.5%
The decreases in Segment operating income and Segment operating margin were primarily driven by inflation and productivity challenges in excess of pricing improvements, unfavorable volume/product mix and increased investment spending. These decreases were partially offset by a year-over-year decrease in restructuring and acquisition expenses and foreign currency exchange rate movements. Inflation in excess of pricing and productivity reflects the impacts of increased commodity, material component, packaging, freight and labor inflation, as well as the ongoing supply chain disruptions and delays, shortages in materials and components and labor shortages affecting critical suppliers as discussed above.

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
Net Revenues
Net revenues were flat for the three months ended March 31, 2022, compared to the same period in 2021 as higher volumes and improved pricing were offset by foreign currency exchange rate movements and the divestiture of our QMI business in Q1 of the prior period, summarized as follows:

Pricing	4.3%
Volume	3.3%
Acquisitions / divestitures	(0.8)%
Currency exchange rates	(6.8)%
Total	—%
As discussed above, the Allegion International segment has implemented various pricing initiatives to help offset increased inflationary pressures which resulted in the increased pricing reflected above.

Operating income/margin
Segment operating income for the three months ended March 31, 2022, increased $4.2 million compared to the same period in 2021, and Segment operating margin for the three months ended March 31, 2022, increased to 10.0% from 7.9%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2021	$15.4	7.9%
Pricing and productivity in excess of inflation	2.6	0.8%
Volume / product mix	3.2	1.4%
Currency exchange rates	(3.2)	(1.1)%
Investment spending	(1.0)	(0.5)%
Acquisitions / divestitures	0.8	0.5%
Restructuring / acquisition expenses	1.8	1.0%
March 31, 2022	$19.6	10.0%
The increases in Segment operating income and Segment operating margin were primarily driven by pricing and productivity improvements in excess of inflation, favorable volume/product mix, the impact of our prior year divestiture of QMI and a year-over-year decrease in restructuring and acquisition expenses. These improvements were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.

Liquidity and Capital Resources
Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from our operating activities, our unused availability under our 2021 Revolving Facility and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. As of March 31, 2022, we maintain cash and cash equivalents of $305.1 million and have unused availability of $492.5 million under our 2021 Revolving Facility. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing financial flexibility, including sufficient access to credit markets.
Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Based upon our operations, existing cash balances and availability under our 2021 Revolving Facility, we expect cash flows from operations to be sufficient to maintain a sound financial position and liquidity and to meet our financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe the availability under our 2021 Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
As discussed in Note 20 to the Condensed and Consolidated Financial Statements, on April 22, 2022, we signed a definitive agreement to acquire Stanley Access Technologies LLC ("Access Technologies") and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. for $900 million in cash. We intend to finance this transaction through a combination of cash, borrowings under our 2021 Revolving Facility and new debt financing. We have obtained fully committed financing, and the anticipated acquisition is not subject to a financing condition. We do not anticipate the consummation of this acquisition or the related financing of it to diminish our sound financial position or our ability to meet our financing needs for at least the next 12 months.
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2022	2021
Net cash provided by operating activities	$20.5	$111.8
Net cash used in investing activities	(6.3)	(4.6)
Net cash used in financing activities	(104.9)	(187.2)
Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2022, decreased $91.3 million compared to the same period in 2021, primarily driven by decreased Net earnings and changes in working capital.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2022, increased $1.7 million compared to the same period in 2021, primarily due to an increase in capital expenditures.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2022, decreased $82.3 million compared to the same period in 2021, primarily due to a decrease of $88.7 million in cash used to repurchase shares.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2022	December 31, 2021
2021 Term Facility	$246.9	$250.0
2021 Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
Other debt	0.3	0.3
Total borrowings outstanding	1,447.2	1,450.3
Discounts and debt issuance costs, net	(7.8)	(8.2)
Total debt	1,439.4	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$1,426.8	$1,429.5
As of March 31, 2022, we have an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $246.9 million is outstanding at March 31, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. Principal amounts repaid on the Term Facility may not be reborrowed.

The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At March 31, 2022, there were no borrowings outstanding on the 2021 Revolving Facility, and we had $7.5 million of letters of credit outstanding. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the 2021 Credit Facilities accrue interest at our option of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At March 31, 2022, outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 1.493%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the agreement. As of March 31, 2022, we were in compliance with all covenants.

As of March 31, 2022, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the "3.550% Senior Notes") and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the "3.500% Senior Notes", and all three senior notes collectively, the "Senior Notes"). The Senior Notes require semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2022, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of the Parent and ranks equally with all of the Parents’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co's existing and future senior unsecured and unsubordinated indebtedness.

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

Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2022		Year ended December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.6)	(0.1)	(6.6)	(0.5)
Equity earnings in affiliates, net of tax	102.8	6.4	521.6	173.6
Transactions with related parties and subsidiaries(a)	(3.5)	(21.2)	(12.5)	(85.0)
Net earnings	93.0	(15.0)	483.0	87.1
Net earnings attributable to the entity	93.0	(15.0)	483.0	87.1
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	March 31, 2022		December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$762.7	$0.6	$753.7
Total current assets	17.7	778.1	60.8	785.5
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,240.9	—	1,240.9
Total noncurrent assets	1,793.0	1,305.8	1,793.1	1,292.7
Current liabilities:
Amounts due to related parties and subsidiaries	$69.3	$241.2	$62.8	$233.9
Total current liabilities	92.1	255.5	82.6	241.3
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	817.8	2,689.5	761.8	2,660.5
Total noncurrent liabilities	1,449.5	3,494.8	1,396.5	3,466.9

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

Management believes there have been no significant changes during the three months ended March 31, 2022, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Forward-looking statements may relate to such matters as: statements regarding the continued impacts of the global COVID-19 pandemic, supply chain constraints, electronic component and labor shortages, inflation, rising freight and material costs, impacts of Russia's invasion of Ukraine, including further supply chain disruptions and the increased risk of cyber-attacks in connection with such invasion, projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, dividends, share purchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2021. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the 2020 Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2020 Share Repurchase Authorization (000s)
January 1 - January 31	—	$—	—	$201,435
February 1 - February 28	190	113.09	190	179,941
March 1 - March 31	343	114.98	343	140,454
Total	533	$114.31	533	$140,454
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

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

10.1	Form of 2022 Global Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.2	Form of 2022 Global Stock Option Award Agreement. *	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.3	Form of 2022 Global Performance Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.4	Michael J. Wagnes Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 15, 2022 (File No. 001-35971).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

* Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 26, 2022	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 26, 2022	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer