Form 10-Q
period 2022-06-30
Allegion plc
filed 2022-07-28
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 25, 2022 was 87,838,044.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2022	2021	2022	2021
Net revenues	$773.1	$746.9	$1,496.7	$1,441.2
Cost of goods sold	458.1	426.4	893.0	823.3
Selling and administrative expenses	167.9	175.1	339.6	341.2
Operating income	147.1	145.4	264.1	276.7
Interest expense	17.2	12.4	29.1	24.7
Other income, net	(3.4)	(3.2)	(5.6)	(6.7)
Earnings before income taxes	133.3	136.2	240.6	258.7
Provision for income taxes	18.1	17.4	32.3	31.7
Net earnings	115.2	118.8	208.3	227.0
Less: Net earnings attributable to noncontrolling interests	0.1	0.1	0.2	0.3
Net earnings attributable to Allegion plc	$115.1	$118.7	$208.1	$226.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.31	$1.32	$2.36	$2.51
Diluted net earnings	$1.30	$1.31	$2.35	$2.49
Weighted-average shares outstanding:
Basic	87.9	90.0	88.0	90.4
Diluted	88.2	90.6	88.4	90.9

Total comprehensive income	$65.4	$129.3	$137.5	$205.5
Less: Total comprehensive (loss) income attributable to noncontrolling interests	(0.5)	0.2	(0.4)	0.4
Total comprehensive income attributable to Allegion plc	$65.9	$129.1	$137.9	$205.1
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$919.6	$397.9
Accounts and notes receivable, net	333.3	283.3
Inventories	428.4	380.4
Other current assets	71.7	56.0
Total current assets	1,753.0	1,117.6
Property, plant and equipment, net	278.0	283.7
Goodwill	781.0	803.8
Intangible assets, net	412.1	447.5
Other noncurrent assets	429.6	398.4
Total assets	$3,653.7	$3,051.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278.4	$259.1
Accrued expenses and other current liabilities	319.4	329.5
Short-term borrowings and current maturities of long-term debt	12.6	12.6
Total current liabilities	610.4	601.2
Long-term debt	2,018.1	1,429.5
Other noncurrent liabilities	245.5	257.9
Total liabilities	2,874.0	2,288.6
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (87,836,213 and 88,215,625 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	0.9	0.9
Capital in excess of par value	5.4	—
Retained earnings	1,035.2	952.6
Accumulated other comprehensive loss	(264.6)	(194.4)
Total Allegion plc shareholders’ equity	776.9	759.1
Noncontrolling interests	2.8	3.3
Total equity	779.7	762.4
Total liabilities and equity	$3,653.7	$3,051.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2022	2021
Cash flows from operating activities:
Net earnings	$208.3	$227.0
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	40.1	41.9
Changes in assets and liabilities and other non-cash items	(139.3)	(1.4)
Net cash provided by operating activities	109.1	267.5
Cash flows from investing activities:
Capital expenditures	(24.6)	(17.9)
Other investing activities, net	0.7	(0.8)
Net cash used in investing activities	(23.9)	(18.7)
Cash flows from financing activities:
Debt repayments, net	(6.3)	(0.1)
Proceeds from issuance of senior notes	600.0	—
Net proceeds from (repayments of) debt	593.7	(0.1)
Debt financing costs	(9.1)	—
Dividends paid to ordinary shareholders	(71.5)	(64.6)
Repurchase of ordinary shares	(61.0)	(199.8)
Other financing activities, net	(3.7)	(0.6)
Net cash provided by (used in) financing activities	448.4	(265.1)
Effect of exchange rate changes on cash and cash equivalents	(11.9)	(3.9)
Net increase (decrease) in cash and cash equivalents	521.7	(20.2)
Cash and cash equivalents - beginning of period	397.9	480.4
Cash and cash equivalents - end of period	$919.6	$460.2
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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements:
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and will apply this new guidance to all business combinations consummated subsequent to this date, including the Access Technologies business acquisition (see Note 6).

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	June 30, 2022	December 31, 2021
Raw materials	$174.2	$144.4
Work-in-process	48.3	42.2
Finished goods	205.9	193.8
Total	$428.4	$380.4

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2022, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2021 (gross)	$501.2	$876.2	$1,377.4
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2021 (net)	501.2	302.6	803.8
Currency translation	(0.1)	(22.7)	(22.8)
June 30, 2022 (net)	$501.1	$279.9	$781.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2022			December 31, 2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$56.9	$(29.5)	$27.4	$57.9	$(28.8)	$29.1
Customer relationships	372.0	(141.5)	230.5	395.9	(141.6)	254.3
Trade names (finite-lived)	77.5	(54.1)	23.4	84.0	(56.9)	27.1
Other	45.7	(24.2)	21.5	45.8	(22.7)	23.1
Total finite-lived intangible assets	552.1	$(249.3)	302.8	583.6	$(250.0)	333.6
Trade names (indefinite-lived)	109.3		109.3	113.9		113.9
Total	$661.4		$412.1	$697.5		$447.5
Intangible asset amortization expense was $16.1 million and $15.9 million for the six months ended June 30, 2022 and 2021, respectively. Future estimated amortization expense on existing intangible assets (which does not include future estimated amortization expense related to the Access Technologies business acquisition) in each of the next five years amounts to approximately $31.5 million for full year 2022, $30.4 million for 2023, $30.1 million for 2024, $28.7 million for 2025 and $25.6 million for 2026.

NOTE 6 - ACQUISITIONS
On July 5, 2022, the Company, through its subsidiaries, completed the previously announced acquisition of Stanley Access Technologies LLC and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. (the "Access Technologies business"). The closing purchase price for the acquisition was $923.1 million, inclusive of the previously announced purchase price of $900.0 million, in addition to customary working capital adjustments and the settlement of certain operating liabilities at closing. The Company used the net proceeds from the issuance of the 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), together with borrowings under the 2021 Revolving Facility, to finance the acquisition.
The Access Technologies business is a leading manufacturer, installer and service provider of automatic doors in North America, primarily in the U.S. and Canada. Its diversified customer base centers on non-residential settings, including retail, healthcare, education, commercial offices, hospitality and government. The Access Technologies business generated approximately $340 million in Net revenues in 2021. This acquisition helps the Company create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, the Access Technologies business adds an expansive service and support network throughout the U.S. and Canada, broadening the Company's solutions to national, regional and local customers and complementing the Company's existing strengths in these non-residential markets. The Access Technologies business will be integrated into the Allegion Americas segment.
During the three and six months ended June 30, 2022, the Company incurred $4.0 million and $8.8 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income. The Company currently anticipates additional acquisition and integration expenses in the second half of 2022 related to the Access Technologies business acquisition of approximately $20 million.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2022	December 31, 2021
2021 Term Facility	$243.7	$250.0
2021 Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	—
Other debt	0.3	0.3
Total borrowings outstanding	2,044.0	1,450.3
Discounts and debt issuance costs, net	(13.3)	(8.2)
Total debt	2,030.7	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,018.1	$1,429.5
Unsecured Credit Facilities
As of June 30, 2022, the Company has an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $243.7 million was outstanding at June 30, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $6.3 million of principal on its 2021 Term Facility during the six months ended June 30, 2022.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2022, there were no borrowings outstanding on the 2021 Revolving Facility, and the Company had $7.6 million of letters of credit outstanding. However, on July 1, 2022, the Company borrowed $340.0 million on the 2021 Revolving Facility to partially fund the acquisition of the Access Technologies business. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At June 30, 2022, the Company's outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 2.726%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined within the agreement. As of June 30, 2022, the Company was in compliance with all covenants.
Senior Notes
On June 22, 2022, Allegion US Hold Co issued $600.0 million aggregate principal amount of its 5.411% Senior Notes. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1, beginning January 1, 2023, and will mature on July 1, 2032. The Company incurred and deferred $5.9 million of discounts and financing costs associated with the 5.411% Senior Notes, which will be amortized to Interest expense over their 10-year term, as well as $4.3 million of third party financing costs that were recorded within Interest expense on the Condensed and Consolidated Statement of Income for the three and six months ended June 30, 2022. The 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2022, Allegion US Hold Co also has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $189.0 million and $164.9 million at June 30, 2022 and December 31, 2021, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable, nor the balances included in Accumulated other comprehensive loss were material as of June 30, 2022 and December 31, 2021. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income (loss) during the three or six months ended June 30, 2022 and 2021, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At June 30, 2022, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 9 - LEASES
Total rental expense for the six months ended June 30, 2022 and 2021, was $21.5 million and $22.0 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $3.5 million for each of the six months ended June 30, 2022 and 2021. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of June 30, 2022 or December 31, 2021.
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.
Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability were as follows:

		June 30, 2022			December 31, 2021
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$69.3	$27.9	$97.2	$58.2	$31.7	$89.9
Lease liability - current	Accrued expenses and other current liabilities	15.8	12.7	28.5	15.5	13.6	29.1
Lease liability - noncurrent	Other noncurrent liabilities	56.2	15.2	71.4	45.1	18.2	63.3

Other information:
Weighted-average remaining term (years)		6.2	2.6		6.5	2.8
Weighted-average discount rate		3.1%	2.0%		3.4%	2.1%

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes additional information related to the Company’s leases for the six months ended June 30:

	2022			2021
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$9.8	$8.2	$18.0	$10.0	$8.5	$18.5
ROU assets obtained in exchange for new lease liabilities	22.9	3.9	26.8	4.0	4.6	8.6
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of June 30, 2022, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2022 and for each of the years thereafter as of June 30, 2022, are as follows:

In millions	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Real estate leases	$8.9	$17.1	$13.7	$11.9	$8.9	$19.7	$80.2
Equipment leases	7.0	11.0	6.9	3.1	0.5	0.1	28.6
Total	$15.9	$28.1	$20.6	$15.0	$9.4	$19.8	$108.8
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2022, is due to imputed interest of $8.9 million.

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

The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Service cost	$1.4	$1.7	$2.9	$3.4
Interest cost	2.0	1.7	4.0	3.4
Expected return on plan assets	(3.4)	(3.4)	(6.8)	(6.9)
Administrative costs and other	0.3	0.3	0.6	0.6
Net amortization of:
Prior service costs	0.1	—	0.1	0.1
Plan net actuarial losses	0.2	0.9	0.5	1.8
Net periodic pension benefit cost	$0.6	$1.2	$1.3	$2.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Service cost	$0.4	$0.5	$0.7	$1.1
Interest cost	1.8	1.2	3.6	2.5
Expected return on plan assets	(3.9)	(3.4)	(7.8)	(6.9)
Administrative costs and other	0.3	0.5	0.8	1.0
Net amortization of:
Prior service costs	0.1	0.1	0.1	0.1
Plan net actuarial losses	0.2	0.3	0.4	0.7
Net periodic pension benefit income	$(1.1)	$(0.8)	$(2.2)	$(1.5)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions were not material during the six months ended June 30, 2022 and 2021. Contributions of approximately $5 million are expected during the remainder of 2022.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at June 30, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$19.9	$—	$19.9
Total asset recurring fair value measurements	$—	$19.9	$—	$19.9
Liabilities:
Deferred compensation and other retirement plans	$—	$19.9	$—	$19.9
Total liability recurring fair value measurements	$—	$19.9	$—	$19.9
Financial instruments not carried at fair value
Total debt	$—	$1,949.6	$—	$1,949.6
Total financial instruments not carried at fair value	$—	$1,949.6	$—	$1,949.6
Assets and liabilities measured at fair value at December 31, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$24.5	$—	$24.5
Total asset recurring fair value measurements	$—	$24.5	$—	$24.5
Liabilities:
Deferred compensation and other retirement plans	$—	$25.9	$—	$25.9
Total liability recurring fair value measurements	$—	$25.9	$—	$25.9
Financial instruments not carried at fair value
Total debt	$—	$1,510.4	$—	$1,510.4
Total financial instruments not carried at fair value	$—	$1,510.4	$—	$1,510.4
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
•Debt – These instruments are recorded at cost and include senior notes maturing through 2032. The fair value of these debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2022, are the same as those used at December 31, 2021. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $41.6 million and $35.8 million as of June 30, 2022 and December 31, 2021, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2022, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	93.1	—	—	—	93.0	—	0.1
Other comprehensive loss, net	(21.0)	—	—	—	—	(21.0)	—
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	7.5	—	0.1	7.5	—	—	—
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at March 31, 2022	745.0	0.9	87.8	—	956.1	(215.4)	3.4
Net earnings	115.2	—	—	—	115.1	—	0.1
Other comprehensive loss, net	(49.8)	—	—	—	—	(49.2)	(0.6)
Share-based compensation activity	5.4	—	—	5.4	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at June 30, 2022	$779.7	$0.9	87.8	$5.4	$1,035.2	$(264.6)	$2.8
The changes in the components of Equity for the six months ended June 30, 2021, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	108.2	—	—	—	108.0	—	0.2
Other comprehensive loss, net	(32.0)	—	—	—	—	(32.0)	—
Repurchase of ordinary shares	(149.7)	—	(1.3)	(4.4)	(145.3)	—	—
Share-based compensation activity	4.4	—	0.1	4.4	—	—	—
Dividends to ordinary shareholders ($0.36 per share)	(32.5)	—	—	—	(32.5)	—	—
Other	—	—	—	—	0.1	—	(0.1)
Balance at March 31, 2021	731.0	0.9	90.0	—	915.9	(189.1)	3.3
Net earnings	118.8	—	—	—	118.7	—	0.1
Other comprehensive income, net	10.5	—	—	—	—	10.4	0.1
Repurchase of ordinary shares	(50.1)	—	(0.4)	(9.7)	(40.4)	—	—
Share-based compensation activity	9.7	—	0.2	9.7	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.36 per share)	(32.4)	—	—	—	(32.4)	—	—
Balance at June 30, 2021	$787.4	$0.9	89.8	$—	$961.8	$(178.7)	$3.4

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In February 2020, the Company’s Board of Directors approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"). During the six months ended June 30, 2022 and 2021, the Company paid $61.0 million and $199.8 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under the 2020 Share Repurchase Authorization. As of June 30, 2022, the Company has approximately $140.5 million still available to be repurchased under the 2020 Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2022, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2021	$0.9	$(96.0)	$(99.3)	$(194.4)
Other comprehensive income (loss) before reclassifications	6.7	5.7	(83.8)	(71.4)
Amounts reclassified from accumulated other comprehensive loss(a)	—	0.9	—	0.9
Tax (expense) benefit	(0.1)	0.4	—	0.3
June 30, 2022	$7.5	$(89.0)	$(183.1)	$(264.6)
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2021, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)
Other comprehensive income (loss) before reclassifications	2.4	(0.5)	(24.4)	(22.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(1.2)	2.5	—	1.3
Tax expense	(0.3)	(0.1)	—	(0.4)
June 30, 2021	$—	$(118.4)	$(60.3)	$(178.7)
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

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Stock options	$0.5	$0.4	$3.4	$3.2
RSUs	2.2	2.3	9.5	7.9
PSUs	1.4	2.6	3.0	3.9
Deferred compensation	(2.0)	1.0	(3.1)	1.4
Pre-tax expense	2.1	6.3	12.8	16.4
Tax benefit	—	(0.9)	(0.9)	(2.0)
After-tax expense	$2.1	$5.4	$11.9	$14.4
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2022		2021
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	157,880	$28.59	179,743	$24.99
RSUs	116,055	$115.36	124,762	$111.05
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
Performance Stock
During the six months ended June 30, 2022, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2020, 2021 and 2022, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
Deferred Compensation
Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 14 - RESTRUCTURING ACTIVITIES
During the six months ended June 30, 2022 and 2021, the Company recorded $3.1 million and $3.2 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

The changes in the restructuring reserve during the six months ended June 30, 2022, were as follows:

In millions	Total
December 31, 2021	$0.4
Additions, net of reversals	3.1
Cash payments	(0.8)
June 30, 2022	$2.7
The Company also incurred other non-qualified restructuring charges of $1.4 million during the six months ended June 30, 2022, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15 - OTHER INCOME, NET
The components of Other income, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Interest income	$(0.1)	$(0.1)	$(0.2)	$(0.1)
Foreign currency exchange loss	0.9	0.8	1.9	1.2
(Earnings) loss from equity method investments, net	(0.5)	(0.4)	(0.6)	0.3
Net periodic pension and postretirement benefit income, less service cost	(2.4)	(2.0)	(5.0)	(3.9)
Other	(1.3)	(1.5)	(1.7)	(4.2)
Other income, net	$(3.4)	$(3.2)	$(5.6)	$(6.7)

NOTE 16 - INCOME TAXES
The effective income tax rates for the three months ended June 30, 2022 and 2021, were 13.6% and 12.8%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the prior year impact of the remeasurement of deferred tax balances resulting from the enactment of a jurisdictional tax rate change and unfavorable year-over-year changes in the amount of share-based compensation deductions, which were partially offset by the favorable mix of income earned in higher tax rate jurisdictions.
The effective income tax rates for the six months ended June 30, 2022 and 2021, were 13.4% and 12.3%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the prior year impact of the remeasurement of deferred tax balances resulting from the enactment of a jurisdictional tax rate change and unfavorable year-over-year changes in the amount of share-based compensation deductions, which were partially offset by the favorable mix of income earned in higher tax rate jurisdictions.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Weighted-average number of basic shares	87.9	90.0	88.0	90.4
Shares issuable under share-based compensation plans	0.3	0.6	0.4	0.5
Weighted-average number of diluted shares	88.2	90.6	88.4	90.9
At June 30, 2022, 0.3 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 18 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and six months ended June 30, 2022 and 2021, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended June 30, 2022			Six months ended June 30, 2022
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$591.7	$173.9	$765.6	$1,119.4	$362.7	$1,482.1
Services	0.6	6.9	7.5	1.1	13.5	14.6
Total Net revenues	$592.3	$180.8	$773.1	$1,120.5	$376.2	$1,496.7

	Three months ended June 30, 2021			Six months ended June 30, 2021
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$548.9	$189.3	$738.2	$1,047.1	$378.4	$1,425.5
Services	0.5	8.2	8.7	1.2	14.5	15.7
Total Net revenues	$549.4	$197.5	$746.9	$1,048.3	$392.9	$1,441.2
As of June 30, 2022, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and six months ended June 30, 2022 and 2021, no adjustments related to performance obligations satisfied in previous periods were recorded.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Net revenues
Allegion Americas	$592.3	$549.4	$1,120.5	$1,048.3
Allegion International	180.8	197.5	376.2	392.9
Total	$773.1	$746.9	$1,496.7	$1,441.2
Segment operating income
Allegion Americas	$153.6	$150.4	$277.5	$285.8
Allegion International	11.4	18.1	31.0	33.5
Total	165.0	168.5	308.5	319.3
Reconciliation to Operating income
Unallocated corporate expense	(17.9)	(23.1)	(44.4)	(42.6)
Operating income	147.1	145.4	264.1	276.7
Reconciliation to earnings before income taxes
Interest expense	17.2	12.4	29.1	24.7
Other income, net	(3.4)	(3.2)	(5.6)	(6.7)
Earnings before income taxes	$133.3	$136.2	$240.6	$258.7

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
Environmental Matters
As of June 30, 2022 and December 31, 2021, the Company has recorded reserves for environmental matters of $14.4 million and $16.4 million, respectively. The total reserve at June 30, 2022 and December 31, 2021, included $3.3 million and $4.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at June 30, 2022 and December 31, 2021, was $2.9 million and $3.7 million, respectively, and the remainder is classified as noncurrent. Expenses related to environmental remediation were not material during either the six months ended June 30, 2022 or 2021. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2022	2021
Balance at beginning of period	$17.7	$16.5
Reductions for payments	(4.5)	(5.1)
Accruals for warranties issued during the current period	4.4	6.8
Currency translation	(0.5)	(0.1)
Balance at end of period	$17.1	$18.1
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

Overview
Organization
Allegion plc and its consolidated subsidiaries ("Allegion," "the Company", "we," "our," or "us") is a leading global provider of security products and solutions operating in two segments: Allegion Americas and Allegion International. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments
Industry Trends and Outlook
Throughout the first half of 2022, we have experienced strong demand for our products and services in most of the markets we serve. Demand for our non-residential products, particularly in our Allegion Americas segment, continues to be robust; however, we are starting to see softening demand for our Allegion Americas residential products. Macroeconomic challenges, including the on-going war in Ukraine and COVID-19 related lockdowns in China, have also negatively impacted demand in the second quarter throughout many of the markets we serve through our Allegion International businesses.
Supply chain disruptions and delays and shortages in materials and labor availability persist, and continue to negatively impact our ability to meet the elevated levels of customer demand. These challenges also continue to create operational and logistical inefficiencies, including periodic production interruptions and elevated levels of inventory, which have negatively impacted our productivity, margin performance, working capital and cash flows throughout the first half of 2022. In the second quarter of 2022, however, we did see improvement in the supply of parts and components, particularly for our Allegion Americas non-residential products, although we continue to experience shortages of electronic components from key suppliers. We expect these challenges to continue throughout the year. Persistent, elevated levels of inflation also continue to impact margin performance, although we continue to see strong momentum from the pricing initiatives we began in 2021 across all of our global businesses. We expect this pricing momentum to continue to contribute to revenue growth and offset the impact of inflation on margin performance throughout the remainder of 2022.
While we anticipate fiscal year 2022 will continue to be a dynamic macroeconomic environment, we remain focused on providing exceptional service and innovation to our customers. We have implemented measures to mitigate operational and distribution inefficiencies, such as re-engineering product designs and configurations to accept alternate electronic components and developing alternate sources of supply; and investing in business initiatives to drive future growth and add value through seamless access. We will continue to explore various options to control costs and enhance financial performance while minimizing disruption to customers and our overall business.
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
Acquisition of the Access Technologies business
On July 5, 2022, we completed the previously announced acquisition of the Access Technologies business. The closing purchase price for the acquisition was $923.1 million, inclusive of the previously announced purchase price of $900 million, in addition to customary working capital adjustments and the settlement of certain operating liabilities at closing. To finance this acquisition, we used the net proceeds from the issuance of our 5.411% Senior Notes, together with borrowings under our 2021 Revolving Facility.
The Access Technologies business is a leading manufacturer, installer and service provider of automatic doors in North America, primarily in the U.S. and Canada. Its diversified customer base centers on non-residential settings, including retail, healthcare, education, commercial offices, hospitality and government. This acquisition helps us create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, the Access Technologies business adds an expansive service and support network throughout the U.S. and Canada, broadening our solutions to national, regional and local customers, and complementing our existing strengths in these non-residential markets. The Access Technologies business will be integrated into our Allegion Americas segment.
2022 Dividends and Share Repurchases
During the six months ended June 30, 2022, we paid dividends of $0.82 per ordinary share to shareholders and repurchased approximately 0.5 million shares for $61.0 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2022	% of revenues	2021	% of revenues
Net revenues	$773.1		$746.9
Cost of goods sold	458.1	59.3%	426.4	57.1%
Selling and administrative expenses	167.9	21.7%	175.1	23.4%
Operating income	147.1	19.0%	145.4	19.5%
Interest expense	17.2		12.4
Other income, net	(3.4)		(3.2)
Earnings before income taxes	133.3		136.2
Provision for income taxes	18.1		17.4
Net earnings	115.2		118.8
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net earnings attributable to Allegion plc	$115.1		$118.7

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.30		$1.31
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended June 30, 2022, increased by 3.5%, or $26.2 million, compared with the same period in 2021, due to the following:

Pricing	8.4%
Volume	(2.0)%
Acquisitions	0.1%
Currency exchange rates	(3.0)%
Total	3.5%
The increase in Net revenues was primarily driven by improved pricing across all our major businesses, partially offset by unfavorable foreign currency exchange rate movements and lower volumes, particularly in our Allegion Americas residential and Allegion International businesses.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. As discussed above, in response to the persistent, elevated levels of inflation discussed above, we continue to implement various pricing initiatives across our global businesses, which drove the overall increase in Net revenues compared to the same period in 2021. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended June 30, 2022, increased $1.7 million compared to the same period in 2021. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended June 30, 2022, decreased to 19.0% from 19.5% for the same period in 2021, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$145.4	19.5%
Pricing and productivity in excess of inflation	20.3	1.0%
Volume / product mix	(1.9)	0.1%
Restructuring / acquisition expenses	(7.0)	(0.9)%
Currency exchange rates	(4.9)	(0.1)%
Investment spending	(5.5)	(0.7)%
Acquisitions	0.7	0.1%
June 30, 2022	$147.1	19.0%
The increase in Operating income was driven by pricing improvements in excess of inflation and productivity challenges, as well as the impact of a prior year acquisition. These increases were partially offset by unfavorable volume/product mix, a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Operating margin was primarily due to a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by pricing improvements in excess of inflation and productivity challenges, the favorable impact of product mix on operating margin, which exceeded the impact from lower volumes, as well as the impact of a prior year acquisition.
Pricing and productivity in excess of inflation includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity and inflation. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared to the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in Investment spending in the table above.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended June 30, 2022, increased $4.8 million compared with the same period in 2021, primarily due to $4.3 million of third party costs related to the financing of the Access Technologies business acquisition. The recent rise in interest rates has also contributed to a higher weighted-average interest rate on our outstanding indebtedness.
Other Income, Net
The components of Other income, net for the three months ended June 30, 2022 and 2021, were as follows:

In millions	2022	2021
Interest income	$(0.1)	$(0.1)
Foreign currency exchange loss	0.9	0.8
Earnings from equity method investments, net	(0.5)	(0.4)
Net periodic pension and postretirement benefit income, less service cost	(2.4)	(2.0)
Other	(1.3)	(1.5)
Other income, net	$(3.4)	$(3.2)
Provision for Income Taxes
The effective income tax rates for the three months ended June 30, 2022 and 2021, were 13.6% and 12.8%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the prior year impact of the remeasurement of deferred tax balances resulting from the enactment of a jurisdictional tax rate change and unfavorable year-over-year changes in the amount of share-based compensation deductions, which were partially offset by the favorable mix of income earned in higher tax rate jurisdictions.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2022	% of revenues	2021	% of revenues
Net revenues	$1,496.7		$1,441.2
Cost of goods sold	893.0	59.7%	823.3	57.1%
Selling and administrative expenses	339.6	22.7%	341.2	23.7%
Operating income	264.1	17.6%	276.7	19.2%
Interest expense	29.1		24.7
Other income, net	(5.6)		(6.7)
Earnings before income taxes	240.6		258.7
Provision for income taxes	32.3		31.7
Net earnings	208.3		227.0
Less: Net earnings attributable to noncontrolling interests	0.2		0.3
Net earnings attributable to Allegion plc	$208.1		$226.7

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$2.35		$2.49
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net revenues
Net revenues for the six months ended June 30, 2022, increased by 3.9%, or $55.5 million, compared with the same period in 2021, due to the following:

Pricing	7.2%
Volume	(0.8)%
Currency exchange rates	(2.5)%
Total	3.9%
The increase in Net revenues was primarily driven by improved pricing across all our major businesses, partially offset by unfavorable foreign currency exchange rate movements and lower volumes, particularly in our Allegion Americas residential business.
Operating Income/Margin
Operating income for the six months ended June 30, 2022, decreased $12.6 million compared to the same period in 2021, and Operating margin for the six months ended June 30, 2022, decreased to 17.6% from 19.2% for the same period in 2021, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$276.7	19.2%
Pricing and productivity in excess of inflation	13.3	(0.4)%
Volume / product mix	(0.2)	0.2%
Restructuring / acquisition expenses	(9.8)	(0.7)%
Currency exchange rates	(8.0)	(0.1)%
Investment spending	(9.4)	(0.7)%
Acquisitions / divestitures	1.5	0.1%
June 30, 2022	$264.1	17.6%
The decrease in Operating income was primarily due to unfavorable volume/product mix, a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by improved pricing in excess of inflation and productivity challenges and the impacts of a prior year acquisition and the prior year divestiture of our QMI business.
The decrease in Operating margin was primarily due to the detrimental impacts to margin from inflation and productivity challenges exceeding the positive impact from improved pricing, in addition to a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by the favorable impact of product mix on operating margin, which exceeded the impact from lower volumes and the impacts of a prior year acquisition and the prior year divestiture of our QMI business.
Interest Expense
Interest expense for the six months ended June 30, 2022, increased $4.4 million compared with the same period in 2021, primarily due to the $4.3 million of third party costs related to the financing of the Access Technologies business acquisition.
Other Income, Net
The components of Other income, net for the six months ended June 30, 2022 and 2021, were as follows:

In millions	2022	2021
Interest income	$(0.2)	$(0.1)
Foreign currency exchange loss	1.9	1.2
(Earnings) loss from equity investments	(0.6)	0.3
Net periodic pension and postretirement benefit income, less service cost	(5.0)	(3.9)
Other	(1.7)	(4.2)
Other income, net	$(5.6)	$(6.7)
Provision for Income Taxes
The effective income tax rates for the six months ended June 30, 2022 and 2021, were 13.4% and 12.3%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the prior year impact of the remeasurement of deferred tax balances resulting from the enactment of a jurisdictional tax rate change and unfavorable year-over-year changes in the amount of share-based compensation deductions, which were partially offset by the favorable mix of income earned in higher tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three and six months ended June 30

	Three months ended			Six months ended
In millions	2022	2021	% Change	2022	2021	% Change
Net revenues
Allegion Americas	$592.3	$549.4	7.8%	$1,120.5	$1,048.3	6.9%
Allegion International	180.8	197.5	(8.5)%	376.2	392.9	(4.3)%
Total	$773.1	$746.9		$1,496.7	$1,441.2

Segment operating income
Allegion Americas	$153.6	$150.4	2.1%	$277.5	$285.8	(2.9)%
Allegion International	11.4	18.1	(37.0)%	31.0	33.5	(7.5)%
Total	$165.0	$168.5		$308.5	$319.3

Segment operating margin
Allegion Americas	25.9%	27.4%		24.8%	27.3%
Allegion International	6.3%	9.2%		8.2%	8.5%
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
Net Revenues
Net revenues for the three months ended June 30, 2022, increased by 7.8%, or $42.9 million, compared to the same period in 2021, due to the following:

Pricing	9.4%
Volume	(1.4)%
Currency exchange rates	(0.2)%
Total	7.8%
The increase in Net revenues was driven by substantially improved pricing, partially offset by lower volumes in our residential business and unfavorable foreign currency exchange rate movements. As discussed above, the Allegion Americas segment has implemented various pricing initiatives to help offset increased inflationary pressures, driving the overall increase in Net revenues compared to the same period in 2021.
Net revenues from non-residential products for the three months ended June 30, 2022, increased by a high teens percent compared to the same period in the prior year, driven by improved pricing and higher volumes. Improved availability of materials and components helped drive the increase in volumes compared to the same period in the prior year.
Net revenues from residential products for the three months ended June 30, 2022, decreased by a mid-teens percent compared to the same period in the prior year. This decrease was primarily driven by lower volumes and was partially offset by improved pricing. Although we continue to face challenges around the supply of electronic components and have also seen a slight softening in market demand for residential products in the current quarter, we expect to revert to revenue growth in the second half of 2022, given the combination of our pricing initiatives and the comparable impact to the second half of 2021, when the supply chain challenges and shortages of materials began to negatively impact revenue growth.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products and include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices and door controls. For the three months ended June 30, 2022, Net revenues from the sale of electronic products in the Allegion Americas segment decreased by a low single digits percent compared to the same period in the prior year. We continue to face supply chain challenges around shortages of electronic components from key suppliers, which is impacting our ability to meet the level of demand for our electronic products. We expect these challenges around the availability of electronic components to continue throughout the year, and as a result, we are actively implementing measures to mitigate the operational and distribution inefficiencies these component shortages and other challenges are creating, such as re-engineering product designs and configurations to accept alternate electronic components and developing alternate sources of supply.
Net revenues for the six months ended June 30, 2022, increased by 6.9%, or $72.2 million, compared to the same period in 2021, due to the following:

Pricing	8.1%
Volume	(1.1)%
Currency exchange rates	(0.1)%
Total	6.9%
The increase in Net revenues was driven by improved pricing and was partially offset by lower volumes in our residential business and unfavorable foreign currency exchange rate movements. Net revenues from non-residential products for the six months ended June 30, 2022, increased by a mid-teens percent compared to the same period in the prior year, driven by improved pricing and higher volumes. Net revenues from residential products for the six months ended June 30, 2022, decreased by a low double digits percent compared to the same period in the prior year, driven by lower volumes, which were partially offset by increased pricing. Net revenues from the sale of electronic products for the six months ended June 30, 2022, were flat compared to the same period in the prior year.
Operating income/margin
Segment operating income for the three months ended June 30, 2022, increased $3.2 million compared to the same period in 2021, and Segment operating margin for the three months ended June 30, 2022, decreased to 25.9% from 27.4%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$150.4	27.4%
Pricing and productivity in excess of inflation	5.8	(1.5)%
Volume / product mix	2.1	0.8%
Currency exchange rates	(0.8)	(0.1)%
Investment spending	(3.9)	(0.7)%
June 30, 2022	$153.6	25.9%
The increase in Segment operating income was primarily driven by pricing improvements in excess of inflation and productivity challenges, as well as favorable product mix, which exceeded the impact from lower volumes. These increases were partially offset by unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Segment operating margin was primarily due to the detrimental impacts to margin from inflation and productivity challenges exceeding the impact from improved pricing, as well as increased investment spending and unfavorable foreign currency exchange rate movements. These decreases were partially offset by the positive impact to margin from product mix, which exceeded the impact from lower volumes.
Segment operating income for the six months ended June 30, 2022, decreased $8.3 million compared to the same period in 2021, and Segment operating margin for the six months ended June 30, 2022, decreased to 24.8% from 27.3%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$285.8	27.3%
Inflation in excess of pricing and productivity	(1.6)	(2.2)%
Volume / product mix	0.6	0.4%
Currency exchange rates	(0.7)	(0.1)%
Investment spending	(6.8)	(0.6)%
Restructuring / acquisition expenses	0.2	—%
June 30, 2022	$277.5	24.8%
The decrease in Segment operating income was primarily driven by inflation and productivity challenges in excess of pricing improvements, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by favorable product mix, which exceeded the impact from lower volumes, and a year-over-year decrease in restructuring and acquisition expenses.

The decrease in Segment operating margin was primarily driven by inflation and productivity challenges in excess of pricing improvements, as well as increased investment spending and unfavorable foreign currency exchange rate movements. These decreases were partially offset by the positive impact to margin from product mix, which exceeded the impact from lower volumes.
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
Net Revenues
Net revenues for the three months ended June 30, 2022, decreased by 8.5%, or $16.7 million, compared to the same period in 2021, due to the following:

Pricing	5.5%
Volume	(3.6)%
Acquisitions	0.5%
Currency exchange rates	(10.9)%
Total	(8.5)%
The decrease in Net revenues was driven primarily by unfavorable foreign currency exchange rate movements due to the significant strengthening of the U.S. dollar relative to most of the currencies in which we do business throughout our Allegion International segment. Lower volumes, inclusive of our discontinuing to sell into Russia and COVID-19 related lockdowns in China, also contributed to the decrease in Net revenues. These decreases were partially offset by improved pricing and the impact of a prior year acquisition.
Net revenues for the six months ended June 30, 2022, decreased by 4.3%, or $16.7 million, compared to the same period in 2021, due to the following:

Pricing	4.9%
Volume	(0.2)%
Acquisitions / divestitures	(0.2)%
Currency exchange rates	(8.8)%
Total	(4.3)%
The decrease in Net revenues was primarily driven by unfavorable foreign currency exchange rate movements, slightly lower volumes and the prior year divestiture of our QMI business. These decreases were partially offset by improved pricing.
Operating income/margin
Segment operating income for the three months ended June 30, 2022, decreased $6.7 million compared to the same period in 2021, and Segment operating margin for the three months ended June 30, 2022, decreased to 6.3% from 9.2%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$18.1	9.2%
Pricing and productivity in excess of inflation	5.7	2.3%
Volume / product mix	(4.0)	(1.8)%
Currency exchange rates	(4.1)	(1.2)%
Investment spending	(1.6)	(0.8)%
Acquisitions	0.7	0.3%
Restructuring / acquisition expenses	(3.4)	(1.7)%
June 30, 2022	$11.4	6.3%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, a year-over-year increase in restructuring and acquisition expenses and increased investment spending. These decreases were partially offset by pricing and productivity improvements in excess of inflation and the impact of a prior year acquisition.
Segment operating income for the six months ended June 30, 2022, decreased $2.5 million compared to the same period in 2021, and Segment operating margin for the six months ended June 30, 2022, decreased to 8.2% from 8.5%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2021	$33.5	8.5%
Pricing and productivity in excess of inflation	8.3	1.6%
Volume / product mix	(0.8)	(0.2)%
Currency exchange rates	(7.3)	(1.1)%
Investment spending	(2.6)	(0.6)%
Acquisitions / divestitures	1.5	0.4%
Restructuring expenses	(1.6)	(0.4)%
June 30, 2022	$31.0	8.2%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, a year-over-year increase in restructuring and acquisition expenses and increased investment spending. These decreases were partially offset by pricing and productivity improvements in excess of inflation, as well as the impacts of a prior year acquisition and the prior year divestiture of our QMI business.

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
As discussed above, on July 5, 2022, we completed our acquisition of the Access Technologies business. We used the net proceeds from the issuance of our 5.411% Senior Notes, together with borrowings of $340.0 million under the 2021 Revolving Facility, which was drawn on July 1, 2022, to finance the acquisition. While the financing of this acquisition has increased our leverage, we remain comfortably within all our financial covenants. Further, we do not believe this acquisition or the related financing will diminish our sound financial position or our ability to meet our short-term financing needs for at least the next 12 months.
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

In millions	2022	2021
Net cash provided by operating activities	$109.1	$267.5
Net cash used in investing activities	(23.9)	(18.7)
Net cash provided by (used) in financing activities	448.4	(265.1)
Operating Activities: Net cash provided by operating activities during the six months ended June 30, 2022, decreased $158.4 million compared to the same period in 2021, primarily driven by changes in working capital and decreased Net earnings.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2022, increased $5.2 million compared to the same period in 2021, primarily due to an increase in capital expenditures.
Financing Activities: Net cash provided by (used in) financing activities during the six months ended June 30, 2022, fluctuated $713.5 million compared to the same period in 2021, primarily due to the issuance of our 5.411% Senior Notes and a reduction of $138.8 million in cash used to repurchase shares.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2022	December 31, 2021
2021 Term Facility	$243.7	$250.0
2021 Revolving Facility	—	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	—
Other debt	0.3	0.3
Total borrowings outstanding	2,044.0	1,450.3
Discounts and debt issuance costs, net	(13.3)	(8.2)
Total debt	2,030.7	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,018.1	$1,429.5
As of June 30, 2022, we have an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $243.7 million is outstanding at June 30, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. Principal amounts repaid on the Term Facility may not be reborrowed.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. At June 30, 2022, there were no borrowings outstanding on the 2021 Revolving Facility, and we had $7.6 million of letters of credit outstanding. However, on July 1, 2022, the Company borrowed $340.0 million on the 2021 Revolving Facility to partially fund the acquisition of the Access Technologies business. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest at our option of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At June 30, 2022, outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 2.726%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the agreement. As of June 30, 2022, we were in compliance with all covenants.
On June 22, 2022, Allegion US Hold Co issued $600.0 million aggregate principal amount of its 5.411% Senior Notes. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1, beginning January 1, 2023, and will mature on July 1, 2032. We incurred and deferred $5.9 million of discounts and financing costs associated with the 5.411% Senior Notes, which will be amortized to Interest expense over their 10-year term, as well as $4.3 million of third party costs that were recorded within Interest expense on the Condensed and Consolidated Statement of Income for the three and six months ended June 30, 2022.
As of June 30, 2022, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of the 5.411% Senior Notes, while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2022, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Guarantor Financial Information
Allegion US Hold Co is the issuer of the 3.200% Senior Notes, 3.550% Senior Notes, and 5.411% Senior Notes and is the guarantor of the 3.500% Senior Notes. Allegion plc (the “Parent”) is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.200% Senior Notes, 3.550% Senior Notes, and 5.411% Senior Notes. Allegion US Hold Co is directly or indirectly 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.
The 3.200% Senior Notes, 3.550% Senior Notes, and 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, 3.550% Senior Notes, and 5.411% Senior Notes is the senior unsecured obligation of the Parent and ranks equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co's existing and future senior unsecured and unsubordinated indebtedness.
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
For further details, terms and conditions of the Senior Notes refer to the Company’s Forms 8-K filed October 2, 2017, September 27, 2019, and June 22, 2022.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for each issuer and guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Selected Condensed Statement of Comprehensive Income Information

	Six months ended June 30, 2022		Year ended December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(3.5)	(0.3)	(6.6)	(0.5)
Equity earnings in affiliates, net of tax	228.1	66.2	521.6	173.6
Transactions with related parties and subsidiaries(a)	(6.8)	(42.5)	(12.5)	(85.0)
Net earnings	208.1	12.0	483.0	87.1
Net earnings attributable to the entity	208.1	12.0	483.0	87.1
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	June 30, 2022		December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$749.1	$0.6	$753.7
Total current assets	5.8	1,353.5	60.8	785.5
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,240.9	—	1,240.9
Total noncurrent assets	1,792.7	1,300.7	1,793.1	1,292.7
Current liabilities:
Amounts due to related parties and subsidiaries	$71.4	$275.8	$62.8	$233.9
Total current liabilities	91.4	285.2	82.6	241.3
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	488.4	2,694.5	761.8	2,660.5
Total noncurrent liabilities	1,116.8	4,094.3	1,396.5	3,466.9

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
Management believes there have been no significant changes during the six months ended June 30, 2022, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the second quarter of 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the 2020 Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2020 Share Repurchase Authorization (000s)
April 1 - April 30	—	—	—	140,454
May 1 - May 31	—	—	—	140,454
June 1 - June 30	—	—	—	140,454
Total	—	$—	—	$140,454
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

4.2
Fourth Supplemental Indenture dated as of June 22, 2022, among Allegion plc, Allegion US Holding Company Inc., and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association
Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 22, 2022 (File No. 001-35971).

4.3	Form of Global Note representing the 5.411% Senior Notes due 2032.	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on June 22, 2022 (File No. 001-35971).

10.1	Transaction Agreement, dated as of April 22, 2022, by and between Allegion US Holding Company Inc., Stanley Black & Decker, Inc., Stanley Black & Decker Canada Corporation, various selling entities thereto and Stanley Access Technologies LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2022 (File No. 001-35971).

10.2	John H. Stone Offer Letter, dated May 24, 2022. *	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 31, 2022 (File No.001-35971).

10.3	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

* Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 28, 2022	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 28, 2022	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer