Form 10-Q
period 2022-09-30
Allegion plc
filed 2022-10-27
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 24, 2022 was 87,844,822.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2022	2021	2022	2021
Net revenues	$913.7	$717.0	$2,410.4	$2,158.2
Cost of goods sold	545.7	416.5	1,438.7	1,239.8
Selling and administrative expenses	205.1	162.1	544.7	503.3
Operating income	162.9	138.4	427.0	415.1
Interest expense	23.1	12.3	52.2	37.0
Loss on divestitures	7.6	—	7.6	—
Other income, net	(1.5)	(14.7)	(7.1)	(21.4)
Earnings before income taxes	133.7	140.8	374.3	399.5
Provision for (benefit from) income taxes	19.1	(2.8)	51.4	28.9
Net earnings	114.6	143.6	322.9	370.6
Less: Net earnings attributable to noncontrolling interests	—	0.1	0.2	0.4
Net earnings attributable to Allegion plc	$114.6	$143.5	$322.7	$370.2
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.30	$1.60	$3.67	$4.11
Diluted net earnings	$1.30	$1.59	$3.65	$4.08
Weighted-average shares outstanding:
Basic	87.9	89.7	88.0	90.1
Diluted	88.2	90.3	88.4	90.7

Total comprehensive income	$46.3	$121.2	$183.8	$326.7
Less: Total comprehensive (loss) income attributable to noncontrolling interests	(0.4)	—	(0.8)	0.4
Total comprehensive income attributable to Allegion plc	$46.7	$121.2	$184.6	$326.3
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$282.2	$397.9
Accounts and notes receivable, net	422.5	283.3
Inventories	477.9	380.4
Other current assets	53.3	56.0
Total current assets	1,235.9	1,117.6
Property, plant and equipment, net	290.7	283.7
Goodwill	1,373.5	803.8
Intangible assets, net	599.7	447.5
Other noncurrent assets	443.5	398.4
Total assets	$3,943.3	$3,051.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$266.4	$259.1
Accrued expenses and other current liabilities	410.2	329.5
Short-term borrowings and current maturities of long-term debt	12.6	12.6
Total current liabilities	689.2	601.2
Long-term debt	2,214.5	1,429.5
Other noncurrent liabilities	246.0	257.9
Total liabilities	3,149.7	2,288.6
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (87,844,572 and 88,215,625 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	0.9	0.9
Capital in excess of par value	9.2	—
Retained earnings	1,113.7	952.6
Accumulated other comprehensive loss	(332.5)	(194.4)
Total Allegion plc shareholders’ equity	791.3	759.1
Noncontrolling interests	2.3	3.3
Total equity	793.6	762.4
Total liabilities and equity	$3,943.3	$3,051.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2022	2021
Cash flows from operating activities:
Net earnings	$322.9	$370.6
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	69.6	62.0
Loss on divestitures	7.1	—
Changes in assets and liabilities and other non-cash items	(132.5)	(76.2)
Net cash provided by operating activities	267.1	356.4
Cash flows from investing activities:
Capital expenditures	(41.5)	(28.7)
Acquisition of and equity investments in businesses, net of cash acquired	(923.1)	(6.5)
Proceeds from sale of equity method investment	—	7.6
Other investing activities, net	(1.3)	12.7
Net cash used in investing activities	(965.9)	(14.9)
Cash flows from financing activities:
Debt repayments, net	(9.4)	(0.1)
Proceeds from revolving facility	340.0	—
Repayments of revolving facility	(141.0)	—
Proceeds from issuance of senior notes	600.0	—
Net proceeds from (repayments of) debt	789.6	(0.1)
Debt financing costs	(10.2)	—
Dividends paid to ordinary shareholders	(107.9)	(96.9)
Repurchase of ordinary shares	(61.0)	(212.7)
Other financing activities, net	(4.4)	0.4
Net cash provided by (used in) financing activities	606.1	(309.3)
Effect of exchange rate changes on cash and cash equivalents	(23.0)	(8.7)
Net (decrease) increase in cash and cash equivalents	(115.7)	23.5
Cash and cash equivalents - beginning of period	397.9	480.4
Cash and cash equivalents - end of period	$282.2	$503.9
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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements:
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on January 1, 2022, and as such, applied this new guidance to the Access Technologies business combination (see Note 3), which did not result in a material impact to the Condensed and Consolidated Financial Statements for the three and nine months ended September 30, 2022.

NOTE 3 - ACQUISITIONS
On July 5, 2022, the Company, through its subsidiaries, completed the acquisition of Stanley Access Technologies LLC and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. (the "Access Technologies business"). The total preliminary cash consideration paid for the acquisition was $923.1 million, and the acquisition was accounted for as a business combination.
The Access Technologies business is a leading manufacturer, installer and service provider of automatic doors in North America, primarily in the U.S. and Canada. Its diversified customer base centers on non-residential settings, including retail, healthcare, education, commercial offices, hospitality and government. This acquisition helps the Company create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, the Access Technologies business adds an expansive service and support network throughout the U.S. and Canada, broadening the Company's solutions to national, regional and local customers and complementing the Company's existing strengths in these non-residential markets. The Access Technologies business has been integrated into the Allegion Americas segment.
The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions
Accounts receivable, net	$78.2
Inventories	50.3
Other current assets	0.3
Property, plant and equipment	15.2
Goodwill	616.0
Intangible assets	222.5
Other noncurrent assets	13.7
Accounts payable	(22.4)
Accrued expenses and other current liabilities	(43.1)
Other noncurrent liabilities	(7.6)
Total net assets acquired and liabilities assumed	$923.1
The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for acquired tangible and intangible assets, goodwill and income tax assets and liabilities, among other items. The completion of the valuation will occur no later than one year from the acquisition date. Intangible assets recognized as of the acquisition date were comprised of the following:

In millions	Value (in millions)	Useful life (in years)
Completed technologies/patents	$6.2	5
Customer relationships	137.4	23
Trade names (finite-lived)	56.8	5
Backlog revenue	22.1	2
Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Goodwill resulting from this acquisition is expected to be deductible for tax purposes.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2022 and 2021, reflects the consolidated results of operations of the Company as if this acquisition had taken place on January 1, 2021:

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Net revenues	$913.7	$802.7	$2,587.5	$2,407.6
Net earnings attributable to Allegion plc	135.5	140.7	340.1	330.2
The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisition that would have been incurred assuming the acquisition had occurred on January 1, 2021. Adjustments to historical financial information for the three and nine months ended September 30 include:

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Intangible asset amortization expense, net of tax	$1.7	$(5.0)	$(10.1)	$(18.3)
Interest expense, net of tax	1.6	(6.2)	(10.7)	(21.4)
Acquisition and integration costs, net of tax	13.5	—	19.4	(19.4)
Inventory fair value step-up amortization, net of tax	4.1	—	4.1	(4.1)
The following financial information reflects the Net revenues and Loss before income taxes generated by the Access Technologies business since the acquisition date included within the Company's Condensed and Consolidated Statements of Comprehensive Income:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	Three and nine months ended September 30, 2022
Net revenues	$88.7
Loss before income taxes	(3.3)
Intangible asset amortization of $9.0 million and amortization of $5.5 million related to a fair value of inventory step-up are included in the Loss before income taxes amount presented above, while acquisition and integration related expenses and Interest expense related to acquisition financing, are excluded from this amount. During the three and nine months ended September 30, 2022, the Company incurred $18.6 million and $27.4 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income. The Company anticipates future integration expenses related to the Access Technologies business acquisition in the fourth quarter of 2022, which are not expected to exceed $5 million.

NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.
The major classes of inventories were as follows:

In millions	September 30, 2022	December 31, 2021
Raw materials	$193.1	$144.4
Work-in-process	44.9	42.2
Finished goods	239.9	193.8
Total	$477.9	$380.4

NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2021 (gross)	$501.2	$876.2	$1,377.4
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2021 (net)	501.2	302.6	803.8
Acquisitions and adjustments	616.0	—	616.0
Currency translation	(6.1)	(40.2)	(46.3)
September 30, 2022 (net)	$1,111.1	$262.4	$1,373.5

NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2022			December 31, 2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$60.7	$(29.0)	$31.7	$57.9	$(28.8)	$29.1
Customer relationships	488.9	(139.3)	349.6	395.9	(141.6)	254.3
Trade names (finite-lived)	128.9	(54.1)	74.8	84.0	(56.9)	27.1
Other	66.8	(28.9)	37.9	45.8	(22.7)	23.1
Total finite-lived intangible assets	745.3	$(251.3)	494.0	583.6	$(250.0)	333.6
Trade names (indefinite-lived)	105.7		105.7	113.9		113.9
Total	$851.0		$599.7	$697.5		$447.5
Intangible asset amortization expense was $32.6 million and $25.2 million for the nine months ended September 30, 2022 and 2021, respectively. Intangible asset amortization expense for the nine months ended September 30, 2022, included $9.0 million related to intangible assets acquired as part of the recent Access Technologies business acquisition.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $44.5 million for full year 2022, $56.4 million for 2023, $51.7 million for 2024, $46.1 million for 2025 and $43.1 million for 2026.

NOTE 7 - DIVESTITURES
In September 2022, the Company sold Milre Systek Co. Ltd. ("Milre") in South Korea for an immaterial amount. As a result of the sale, the Company recorded a Loss on divestiture of $7.6 million, of which $1.6 million related to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale. This divestiture is not expected to have a material impact on the Company's future results of operations or cash flows.

NOTE 8 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2022	December 31, 2021
2021 Term Facility	$240.6	$250.0
2021 Revolving Facility	199.0	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	—
Other debt	0.2	0.3
Total borrowings outstanding	2,239.8	1,450.3
Discounts and debt issuance costs, net	(12.7)	(8.2)
Total debt	2,227.1	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,214.5	$1,429.5
Unsecured Credit Facilities
As of September 30, 2022, the Company has an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $240.6 million was outstanding at September 30, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $9.4 million of principal on its 2021 Term Facility during the nine months ended September 30, 2022.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. On July 1, 2022, the Company borrowed $340.0 million on the 2021 Revolving Facility to partially fund the acquisition of the Access Technologies business. The Company has subsequently made $141.0 million in repayments, resulting in $199.0 million of borrowings outstanding on the 2021 Revolving Facility as of September 30, 2022. The Company also had $7.6 million of letters of credit outstanding. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2022, the Company's outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 4.241%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined within the agreement. As of September 30, 2022, the Company was in compliance with all covenants.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Senior Notes
On June 22, 2022, Allegion US Hold Co issued $600.0 million aggregate principal amount of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) to partially fund the acquisition of the Access Technologies business, in addition to the $340.0 million drawn on the 2021 Revolving Facility, as discussed above. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1, beginning January 1, 2023, and will mature on July 1, 2032. The Company incurred and deferred $5.9 million of discounts and financing costs associated with the 5.411% Senior Notes, which will be amortized to Interest expense over their 10-year term, as well as $4.3 million of third party financing costs that were recorded within Interest expense on the Condensed and Consolidated Statement of Income for the nine months ended September 30, 2022. The 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness.
As of September 30, 2022, Allegion US Hold Co also has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 3.200% Senior Notes and the 3.550% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes and the 3.550% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

NOTE 9 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $168.1 million and $164.9 million at September 30, 2022 and December 31, 2021, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 12), nor the balances included in Accumulated other comprehensive loss were material as of September 30, 2022 and December 31, 2021. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive loss during the three or nine months ended September 30, 2022 and 2021, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At September 30, 2022, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 10 - LEASES
Total rental expense for the nine months ended September 30, 2022 and 2021, was $34.9 million and $33.6 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $7.0 million and $6.0 million, respectively, for the nine months ended September 30, 2022 and 2021. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2022 or December 31, 2021.
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases.
Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		September 30, 2022			December 31, 2021
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$70.9	$28.4	$99.3	$58.2	$31.7	$89.9
Lease liability - current	Accrued expenses and other current liabilities	17.5	13.4	30.9	15.5	13.6	29.1
Lease liability - noncurrent	Other noncurrent liabilities	56.6	15.0	71.6	45.1	18.2	63.3

Other information:
Weighted-average remaining term (years)		5.9	2.5		6.5	2.8
Weighted-average discount rate		3.4%	1.9%		3.4%	2.1%

The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2022			2021
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$15.3	$12.6	$27.9	$14.7	$12.9	$27.6
ROU assets obtained in exchange for new lease liabilities	31.3	8.6	39.9	12.0	8.8	20.8
The Company frequently enters into both real estate and equipment leases in the normal course of business. While there have been lease agreements entered into that have not yet commenced as of September 30, 2022, none of these leases provide new rights or obligations to the Company that are material individually or in the aggregate.
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2022 and for each of the years thereafter as of September 30, 2022, are as follows:

In millions	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Real estate leases	$4.9	$19.3	$15.4	$13.0	$9.9	$20.0	$82.5
Equipment leases	3.9	12.9	7.9	3.6	0.6	0.1	29.0
Total	$8.8	$32.2	$23.3	$16.6	$10.5	$20.1	$111.5
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2022, is due to imputed interest of $9.0 million.

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
The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	U.S.
	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Service cost	$1.7	$1.6	$4.6	$5.0
Interest cost	2.1	1.7	6.1	5.1
Expected return on plan assets	(3.3)	(3.6)	(10.1)	(10.5)
Administrative costs and other	0.2	0.3	0.8	0.9
Net amortization of:
Prior service costs	—	0.1	0.1	0.2
Plan net actuarial losses	0.3	0.8	0.8	2.6
Net periodic pension benefit cost	$1.0	$0.9	$2.3	$3.3

	Non-U.S.
	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Service cost	$0.4	$0.6	$1.1	$1.7
Interest cost	1.8	1.3	5.4	3.8
Expected return on plan assets	(3.9)	(3.4)	(11.7)	(10.3)
Administrative costs and other	0.4	0.4	1.2	1.4
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.2	0.4	0.6	1.1
Net periodic pension benefit income	$(1.1)	$(0.7)	$(3.3)	$(2.2)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions were not material during the nine months ended September 30, 2022 and 2021. Contributions of approximately $5 million are expected during the remainder of 2022.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value at September 30, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$19.1	$—	$19.1
Total asset recurring fair value measurements	$—	$19.1	$—	$19.1
Liabilities:
Deferred compensation and other retirement plans	$—	$19.2	$—	$19.2
Total liability recurring fair value measurements	$—	$19.2	$—	$19.2
Financial instruments not carried at fair value
Total debt	$—	$2,064.2	$—	$2,064.2
Total financial instruments not carried at fair value	$—	$2,064.2	$—	$2,064.2
Assets and liabilities measured at fair value at December 31, 2021, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$24.5	$—	$24.5
Total asset recurring fair value measurements	$—	$24.5	$—	$24.5
Liabilities:
Deferred compensation and other retirement plans	$—	$25.9	$—	$25.9
Total liability recurring fair value measurements	$—	$25.9	$—	$25.9
Financial instruments not carried at fair value
Total debt	$—	$1,510.4	$—	$1,510.4
Total financial instruments not carried at fair value	$—	$1,510.4	$—	$1,510.4
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2022, are the same as those used at December 31, 2021. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $41.6 million and $35.8 million as of September 30, 2022 and December 31, 2021, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13 - EQUITY

The changes in the components of Equity for the nine months ended September 30, 2022, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	93.1	—	—	—	93.0	—	0.1
Other comprehensive loss, net	(21.0)	—	—	—	—	(21.0)	—
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	7.5	—	0.1	7.5	—	—	—
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at March 31, 2022	745.0	0.9	87.8	—	956.1	(215.4)	3.4
Net earnings	115.2	—	—	—	115.1	—	0.1
Other comprehensive loss, net	(49.8)	—	—	—	—	(49.2)	(0.6)
Share-based compensation activity	5.4	—	—	5.4	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at June 30, 2022	779.7	0.9	87.8	5.4	1,035.2	(264.6)	2.8
Net earnings	114.6	—	—	—	114.6	—	—
Other comprehensive loss, net	(68.3)	—	—	—	—	(67.9)	(0.4)
Share-based compensation activity	3.8	—	—	3.8	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.41 per share)	(36.1)	—	—	—	(36.1)	—	—
Balance at September 30, 2022	$793.6	$0.9	87.8	$9.2	$1,113.7	$(332.5)	$2.3

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
In February 2020, the Company’s Board of Directors approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"). During the nine months ended September 30, 2022 and 2021, the Company paid $61.0 million and $212.7 million, respectively, to repurchase the ordinary shares reflected in the tables above on the open market under the 2020 Share Repurchase Authorization. As of September 30, 2022, the Company has approximately $140.5 million still available to be repurchased under the 2020 Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2022, were as follows:

In millions	Cash flow hedges	Pension and OPEB items	Foreign currency items	Total
December 31, 2021	$0.9	$(96.0)	$(99.3)	$(194.4)
Other comprehensive income (loss) before reclassifications	8.8	10.0	(159.8)	(141.0)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.1)	1.3	1.6	2.8
Tax (expense) benefit	(0.6)	0.7	—	0.1
September 30, 2022	$9.0	$(84.0)	$(257.5)	$(332.5)

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
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to pension and postretirement benefits other than pensions ("OPEB") items are recorded in Other income, net. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to foreign currency items are recorded in Loss on divestitures.

NOTE 14 - SHARE-BASED COMPENSATION
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

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Stock options	$0.4	$0.5	$3.8	$3.7
RSUs	2.2	2.2	11.7	10.1
PSUs	1.5	0.5	4.5	4.4
Deferred compensation	(0.5)	(0.1)	(3.6)	1.3
Pre-tax expense	3.6	3.1	16.4	19.5
Tax benefit	(0.4)	(0.4)	(1.3)	(2.4)
After-tax expense	$3.2	$2.7	$15.1	$17.1
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2022		2021
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	234,809	$28.24	179,743	$24.99
RSUs	176,003	$112.07	130,126	$112.21
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the nine months ended September 30:

	2022	2021
Dividend yield	1.46%	1.32%
Volatility	27.12%	27.14%
Risk-free rate of return	2.13%	0.75%
Expected life (years)	6.0	6.0
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance Stock
During the nine months ended September 30, 2022, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2020, 2021 and 2022, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
Deferred Compensation
Prior to 2019, the Company allowed key employees to defer a portion of their eligible granted PSUs and/or compensation into a number of investment choices including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

NOTE 15 - RESTRUCTURING ACTIVITIES
During the nine months ended September 30, 2022 and 2021, the Company recorded $3.1 million and $3.8 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the nine months ended September 30, 2022, were as follows:

In millions	Total
December 31, 2021	$0.4
Additions, net of reversals	3.1
Cash payments	(3.2)
Currency translation	(0.1)
September 30, 2022	$0.2
The Company also incurred other non-qualified restructuring charges of $1.6 million during the nine months ended September 30, 2022, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 16 - OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Interest income	$(0.4)	$(0.3)	$(0.6)	$(0.4)
Foreign currency exchange loss	—	0.8	1.9	2.0
Earnings from equity method investments, net	—	(6.3)	(0.6)	(6.0)
Net periodic pension and postretirement benefit income, less service cost	(2.1)	(2.1)	(7.1)	(6.0)
Other	1.0	(6.8)	(0.7)	(11.0)
Other income, net	$(1.5)	$(14.7)	$(7.1)	$(21.4)
Other income, net for the three and nine months ended September 30, 2021, included a gain of $6.4 million from the sale of the Company's interest in an equity method affiliate, which is included within Earnings from equity method investments, net in the table above.

NOTE 17 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2022 and 2021, were 14.3% and (2.0)%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the favorable resolutions of uncertain tax positions and other discrete tax benefits in 2021 that have not recurred in 2022, changes in jurisdictional tax rates, the mix of income earned in higher tax rate jurisdictions and the unfavorable tax impact from the divestiture of Milre.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The effective income tax rates for the nine months ended September 30, 2022 and 2021, were 13.7% and 7.2%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the favorable resolutions of uncertain tax positions and other discrete tax benefits in 2021 that have not recurred in 2022, changes in jurisdictional tax rates, the mix of income earned in higher tax rate jurisdictions and the unfavorable tax impact from the divestiture of Milre.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Weighted-average number of basic shares	87.9	89.7	88.0	90.1
Shares issuable under share-based compensation plans	0.3	0.6	0.4	0.6
Weighted-average number of diluted shares	88.2	90.3	88.4	90.7
At September 30, 2022, 0.5 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 19 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2022 and 2021, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$714.6	$156.8	$871.4	$1,834.0	$519.5	$2,353.5
Services	32.6	9.7	42.3	33.7	23.2	56.9
Total Net revenues	$747.2	$166.5	$913.7	$1,867.7	$542.7	$2,410.4

	Three months ended September 30, 2021			Nine months ended September 30, 2021
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$524.1	$185.5	$709.6	$1,571.2	$563.9	$2,135.1
Services	0.3	7.1	7.4	1.5	21.6	23.1
Total Net revenues	$524.4	$192.6	$717.0	$1,572.7	$585.5	$2,158.2
Historically, approximately 99% of the Company's consolidated Net revenues have involved contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. However, the percentage of Net revenues from services is expected to increase with the recent acquisition of the Access Technologies business.
As of September 30, 2022, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and nine months ended September 30, 2022 and 2021, no adjustments related to performance obligations satisfied in previous periods were recorded.

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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2022	2021	2022	2021
Net revenues
Allegion Americas	$747.2	$524.4	$1,867.7	$1,572.7
Allegion International	166.5	192.6	542.7	585.5
Total	$913.7	$717.0	$2,410.4	$2,158.2
Segment operating income
Allegion Americas	$178.4	$133.7	$455.9	$419.5
Allegion International	14.9	20.5	45.9	54.0
Total	193.3	154.2	501.8	473.5
Reconciliation to Operating income
Unallocated corporate expense	(30.4)	(15.8)	(74.8)	(58.4)
Operating income	162.9	138.4	427.0	415.1
Reconciliation to earnings before income taxes
Interest expense	23.1	12.3	52.2	37.0
Loss on divestitures	7.6	—	7.6	—
Other income, net	(1.5)	(14.7)	(7.1)	(21.4)
Earnings before income taxes	$133.7	$140.8	$374.3	$399.5

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
Environmental Matters
As of September 30, 2022 and December 31, 2021, the Company has recorded reserves for environmental matters of $24.2 million and $16.4 million, respectively. The total reserve at September 30, 2022 and December 31, 2021, included $14.0 million and $4.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2022 and December 31, 2021, was $4.1 million and $3.7 million, respectively, and the remainder is classified as noncurrent. During the nine months ended September 30, 2022 and 2021, the Company incurred $2.9 million and $0.9 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by the Company. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Warranty Liability
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2022	2021
Balance at beginning of period	$17.7	$16.5
Reductions for payments	(6.9)	(7.5)
Accruals for warranties issued during the current period	6.4	9.1
Acquisitions	1.7	—
Currency translation	(1.0)	(0.2)
Balance at end of period	$17.9	$17.9
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
Recent Developments
Industry Trends and Outlook
Throughout the current year, we have seen strong demand for our products and services, particularly non-residential products in our Allegion Americas segment. Our ability to meet this elevated level of customer demand improved throughout the year, due in part to our previous actions to mitigate industry-wide supply-chain challenges (particularly shortages of electronic components), as well as improving availability of non-electronic parts and materials.
Additionally, in an effort to combat the persistent, elevated levels of inflation, we have implemented a series of pricing initiatives across our global businesses. These initiatives have resulted in strong pricing momentum which we expect to continue to contribute to revenue growth and offset the impact of inflation throughout the remainder of 2022.
In spite of these positive factors, supply chain challenges around the availability of electronic parts and components persist, and continue to negatively impact our ability to meet the elevated levels of demand for our connected electronic security products. Labor availability also continues to impact our operational efficiency. Additionally, we have experienced a further softening of demand throughout many of the Eurozone economies, impacting several of our businesses in our Allegion International segment.
We remain focused on providing exceptional service and innovation to our customers. We are beginning to realize the benefits from the measures we have taken to mitigate operational and distribution inefficiencies, such as re-engineering product designs and configurations to accept alternate electronic components and developing alternate sources of supply. We continue to invest in business initiatives to drive future growth and add value through seamless access and will continue to explore various options to control costs and enhance financial performance while minimizing disruption to customers and our overall business.
The on-going COVID-19 pandemic and the macroeconomic uncertainties noted above will likely continue to affect us in numerous and evolving ways. The full impact of these uncertainties on our business will continue to depend on future developments that we may not be able to accurately predict. These uncertainties and their potential or heightened impact on our business, results of operations, financial condition and cash flows, as well as other challenges and uncertainties that could affect our businesses are described further under Part I, Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Acquisition of the Access Technologies business
On July 5, 2022, we completed the acquisition of the Access Technologies business for a closing purchase price of $923.1 million. This acquisition was financed by the net proceeds from the issuance of our 5.411% Senior Notes, together with borrowings under our 2021 Revolving Facility and cash on hand. The Access Technologies business has been integrated into our Allegion Americas segment.
The Access Technologies business is a leading manufacturer, installer and service provider of automatic doors in North America, primarily in the U.S. and Canada. Its diversified customer base centers on non-residential settings, including retail, healthcare, education, commercial offices, hospitality and government. This acquisition helps us create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, the Access Technologies business adds an expansive service and support network throughout the U.S. and Canada, broadening our solutions to national, regional and local customers, and complementing our existing strengths in these non-residential markets. The Access Technologies business generated $88.7 million in Net revenues during the third quarter.

Divestiture of Milre
In September 2022, we sold Milre Systek Co. Ltd. ("Milre") in South Korea for an immaterial amount. As a result of the sale, we recorded a net loss on divestiture of $7.6 million.
2022 Dividends and Share Repurchases
During the nine months ended September 30, 2022, we paid dividends of $1.23 per ordinary share to shareholders and repurchased approximately 0.5 million shares for $61.0 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2022	% of revenues	2021	% of revenues
Net revenues	$913.7		$717.0
Cost of goods sold	545.7	59.7%	416.5	58.1%
Selling and administrative expenses	205.1	22.4%	162.1	22.6%
Operating income	162.9	17.8%	138.4	19.3%
Interest expense	23.1		12.3
Loss on divestitures	7.6		—
Other income, net	(1.5)		(14.7)
Earnings before income taxes	133.7		140.8
Provision for (benefit from) income taxes	19.1		(2.8)
Net earnings	114.6		143.6
Less: Net earnings attributable to noncontrolling interests	—		0.1
Net earnings attributable to Allegion plc	$114.6		$143.5

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.30		$1.59
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2022, increased by 27.4%, or $196.7 million, compared with the same period in 2021, due to the following:

Pricing	12.6%
Volume	6.0%
Acquisitions / divestitures	12.4%
Currency exchange rates	(3.6)%
Total	27.4%
The increase in Net revenues was driven by improved pricing across our major businesses, our recently acquired Access Technologies business and higher volumes in our Allegion Americas segment. These increases were partially offset by unfavorable foreign currency exchange rate movements and lower volumes in our Allegion International segment.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. As discussed above, the pricing initiatives we have implemented in response to the persistent, elevated levels of inflation continue to be a key driver in the overall increase in Net revenues. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended September 30, 2022, increased $24.5 million compared to the same period in 2021. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2022, decreased to 17.8% from 19.3% for the same period in 2021, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$138.4	19.3%
Pricing and productivity in excess of inflation	25.5	1.1%
Volume / product mix	24.5	2.2%
Restructuring / acquisition expenses	(23.8)	(3.2)%
Currency exchange rates	(6.5)	(0.1)%
Investment spending	(2.3)	(0.3)%
Acquisitions / divestitures	7.1	(1.2)%
September 30, 2022	$162.9	17.8%
The increase in Operating income was driven by pricing improvements in excess of inflation and productivity, favorable volume/product mix and the contribution to operating income from our recently acquired Access Technologies business. These increases were partially offset by a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Operating margin was primarily due to a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements, increased investment spending and the impact to operating margin from our recently acquired Access Technologies business. These decreases were partially offset by pricing improvements in excess of inflation and productivity and favorable volume/product mix.
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
Interest Expense
Interest expense for the three months ended September 30, 2022, increased $10.8 million compared with the same period in 2021, primarily due to interest on our 5.411% Senior Notes and our 2021 Revolving Facility. The recent rise in interest rates has also contributed to a higher weighted-average interest rate on our variable rate outstanding indebtedness.
Loss on Divestiture
As discussed above, in September 2022, we sold Milre for an immaterial amount, resulting in a net loss of $7.6 million.
Other Income, Net
The components of Other income, net for the three months ended September 30, 2022 and 2021, were as follows:

In millions	2022	2021
Interest income	$(0.4)	$(0.3)
Foreign currency exchange loss	—	0.8
Earnings from equity method investments, net	—	(6.3)
Net periodic pension and postretirement benefit income, less service cost	(2.1)	(2.1)
Other	1.0	(6.8)
Other income, net	$(1.5)	$(14.7)
Other income, net for the three months ended September 30, 2022 decreased $13.2 million compared with the same period in 2021. This decrease is due to a prior year gain of $6.4 million from the sale of our interest in an equity method affiliate, as well as other investment gains and income of $6.8 million during the three months ended September 30, 2021, which did not recur in the current year.

Provision for (benefit from) Income Taxes
The effective income tax rates for the three months ended September 30, 2022 and 2021, were 14.3% and (2.0)%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the favorable resolutions of uncertain tax positions and other discrete tax benefits in 2021 that have not recurred in 2022, changes in jurisdictional tax rates, the mix of income earned in higher tax rate jurisdictions and the unfavorable tax impact from the divestiture of Milre.
Results of Operations – Nine months ended September 30

In millions, except per share amounts	2022	% of revenues	2021	% of revenues
Net revenues	$2,410.4		$2,158.2
Cost of goods sold	1,438.7	59.7%	1,239.8	57.4%
Selling and administrative expenses	544.7	22.6%	503.3	23.3%
Operating income	427.0	17.7%	415.1	19.2%
Interest expense	52.2		37.0
Loss on divestitures	7.6		—
Other income, net	(7.1)		(21.4)
Earnings before income taxes	374.3		399.5
Provision for income taxes	51.4		28.9
Net earnings	322.9		370.6
Less: Net earnings attributable to noncontrolling interests	0.2		0.4
Net earnings attributable to Allegion plc	$322.7		$370.2

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$3.65		$4.08
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net revenues
Net revenues for the nine months ended September 30, 2022, increased by 11.7%, or $252.2 million, compared with the same period in 2021, due to the following:

Pricing	9.0%
Volume	1.5%
Acquisitions / divestitures	4.1%
Currency exchange rates	(2.9)%
Total	11.7%
The increase in Net revenues was driven by improved pricing across all our major businesses, our recently acquired Access Technologies business and higher volumes in our Allegion Americas segment. These increases were partially offset by unfavorable foreign currency exchange rate movements and lower volumes in our Allegion International segment.
Operating Income/Margin
Operating income for the nine months ended September 30, 2022, increased $11.9 million compared to the same period in 2021, and Operating margin for the nine months ended September 30, 2022, decreased to 17.7% from 19.2% for the same period in 2021, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$415.1	19.2%
Pricing and productivity in excess of inflation	38.8	0.1%
Volume / product mix	24.3	0.8%
Restructuring / acquisition expenses	(33.6)	(1.5)%
Currency exchange rates	(14.5)	(0.1)%
Investment spending	(11.7)	(0.5)%
Acquisitions / divestitures	8.6	(0.3)%
September 30, 2022	$427.0	17.7%
The increase in Operating income was driven by pricing improvements in excess of inflation and productivity, favorable volume/product mix and the contribution to operating income from our recently acquired Access Technologies business and divestiture of QMI. These increases were partially offset by a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Operating margin was primarily due to a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements, increased investment spending and the impact to operating margin from our recently acquired Access Technologies business and divestiture of QMI. These decreases were partially offset by pricing improvements in excess of inflation and productivity and favorable volume/product mix.
Interest Expense
Interest expense for the nine months ended September 30, 2022, increased $15.2 million compared with the same period in 2021, primarily due to interest on our 5.411% Senior Notes and our 2021 Revolving Facility, as well as the $4.3 million of third party costs related to the financing of the recently acquired Access Technologies business. The recent rise in interest rates has also contributed to a higher weighted-average interest rate on our variable rate outstanding indebtedness.
Loss on Divestiture
As discussed above, in September 2022, we sold Milre for an immaterial amount, resulting in a net loss of $7.6 million.
Other Income, Net
The components of Other income, net for the nine months ended September 30, 2022 and 2021, were as follows:

In millions	2022	2021
Interest income	$(0.6)	$(0.4)
Foreign currency exchange loss	1.9	2.0
Earnings from equity method investments, net	(0.6)	(6.0)
Net periodic pension and postretirement benefit income, less service cost	(7.1)	(6.0)
Other	(0.7)	(11.0)
Other income, net	$(7.1)	$(21.4)
Other income, net for the nine months ended September 30, 2022 decreased $14.3 million compared with the same period in 2021, due to decreased investment gains and income, and the gain of $6.4 million from the sale of our interest in an equity method affiliate during the prior year, which did not recur in the current year.
Provision for Income Taxes
The effective income tax rates for the nine months ended September 30, 2022 and 2021, were 13.7% and 7.2%, respectively. The increase in the effective tax rate compared to 2021 is primarily due to the favorable resolutions of uncertain tax positions and other discrete tax benefits in 2021 that have not recurred in 2022, changes in jurisdictional tax rates, the mix of income earned in higher tax rate jurisdictions and the unfavorable tax impact from the divestiture of Milre.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and nine months ended September 30

	Three months ended			Nine months ended
In millions	2022	2021	% Change	2022	2021	% Change
Net revenues
Allegion Americas	$747.2	$524.4	42.5%	$1,867.7	$1,572.7	18.8%
Allegion International	166.5	192.6	(13.6)%	542.7	585.5	(7.3)%
Total	$913.7	$717.0		$2,410.4	$2,158.2

Segment operating income
Allegion Americas	$178.4	$133.7	33.4%	$455.9	$419.5	8.7%
Allegion International	14.9	20.5	(27.3)%	45.9	54.0	(15.0)%
Total	$193.3	$154.2		$501.8	$473.5

Segment operating margin
Allegion Americas	23.9%	25.5%		24.4%	26.7%
Allegion International	8.9%	10.6%		8.5%	9.2%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products and solutions throughout North America. The segment sells a broad range of products and solutions including locks, locksets, portable locks, key systems, door closers, exit devices, doors, door systems, electronic products, access control systems, and entrance solutions (with our recent acquisition of the Access Technologies business) to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Steelcraft, Technical Glass Products ("TGP") and Von Duprin.
Net Revenues
Net revenues for the three months ended September 30, 2022, increased by 42.5%, or $222.8 million, compared to the same period in 2021, due to the following:

Pricing	14.7%
Volume	11.1%
Acquisitions	16.9%
Currency exchange rates	(0.2)%
Total	42.5%
The increase in Net revenues was driven by significantly improved pricing, higher volumes for both our residential and non-residential products and services and the impact of our recently acquired Access Technologies business. These increases were partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products (excluding Net revenues from our recently acquired Access Technologies business) for the three months ended September 30, 2022, increased by nearly thirty percent compared to the same period in the prior year, driven by substantially improved pricing and higher volumes. Continued strong demand and improvements around the availability of materials and components, driven in part by our previous actions to mitigate these supply-chain challenges, helped drive the increase in volumes compared to the same period in the prior year.
Net revenues from residential products for the three months ended September 30, 2022, increased by a mid-teens percent compared to the same period in the prior year. This increase was driven by substantially improved pricing and higher volumes. Although we continue to face challenges around the supply of electronic components and have also seen a softening in market demand for residential products, we expect our pricing initiative to continue contributing to revenue growth for the remainder of the year.

Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic locks, access controls and electrified exit devices and door controls. For the three months ended September 30, 2022, Net revenues from the sale of electronic products in the Allegion Americas segment (excluding Net revenues from our recently acquired Access Technologies business) increased by nearly thirty percent compared to the same period in the prior year. While we continue to experience delays and shortages of electronic components from key suppliers, we expect continued growth in Net revenues from the sale of electronic products for the remainder of the year, given the combination of our pricing initiatives and the comparable impact to the fourth quarter of 2021, when the supply chain challenges and shortages of materials and components negatively impacted revenue.
Net revenues for the nine months ended September 30, 2022, increased by 18.8%, or $295.0 million, compared to the same period in 2021, due to the following:

Pricing	10.3%
Volume	3.0%
Acquisitions	5.6%
Currency exchange rates	(0.1)%
Total	18.8%
The increase in Net revenues was driven by significantly improved pricing and higher volumes for our non-residential products, as well as the impact of our recently acquired Access Technologies business. These increases were partially offset by unfavorable foreign currency exchange rate movements and lower volumes for our residential products.
Net revenues from non-residential products (excluding Net revenues from our recently acquired Access Technologies business) for the nine months ended September 30, 2022, increased by approximately twenty percent compared to the same period in the prior year, driven by improved pricing and higher volumes. Net revenues from residential products for the nine months ended September 30, 2022, decreased by a low single digits percent compared to the same period in the prior year, driven by lower volumes, which were partially offset by increased pricing. Net revenues from the sale of electronic products for the nine months ended September 30, 2022, were up by a high single digits percent compared to the same period in the prior year.
Operating income/margin
Segment operating income for the three months ended September 30, 2022, increased $44.7 million compared to the same period in 2021, and Segment operating margin for the three months ended September 30, 2022, decreased to 23.9% from 25.5%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$133.7	25.5%
Pricing and productivity in excess of inflation	24.2	1.0%
Volume / product mix	30.8	2.9%
Currency exchange rates	(0.6)	—%
Investment spending	(0.7)	(0.1)%
Acquisitions	6.8	(2.5)%
Acquisition expenses	(15.8)	(2.9)%
September 30, 2022	$178.4	23.9%
The increase in Segment operating income was primarily driven by pricing improvements in excess of inflation and productivity, favorable volume/product mix and the contribution to operating income from our recently acquired Access Technologies business. These increases were partially offset by a year-over-year increase in acquisition and integration expenses, unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Segment operating margin was primarily due to a year-over-year increase in acquisition and integration expenses, the impact to operating margin from our recently acquired Access Technologies business and increased investment spending. These decreases were partially offset by pricing improvements in excess of inflation and productivity and favorable volume/product mix.
Segment operating income for the nine months ended September 30, 2022, increased $36.4 million compared to the same period in 2021, and Segment operating margin for the nine months ended September 30, 2022, decreased to 24.4% from 26.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$419.5	26.7%
Pricing and productivity in excess of inflation	22.7	(1.1)%
Volume / product mix	31.4	1.2%
Currency exchange rates	(1.4)	—%
Investment spending	(7.5)	(0.4)%
Acquisitions	6.8	(1.0)%
Restructuring / acquisition expenses	(15.6)	(1.0)%
September 30, 2022	$455.9	24.4%
The increase in Segment operating income was primarily driven by pricing improvements in excess of inflation and productivity, favorable volume/product mix and the contribution to operating income from our recently acquired Access Technologies business. These increases were partially offset by a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and increased investment spending.
The decrease in Segment operating margin was primarily due to a year-over-year increase in restructuring and acquisition expenses, the impact to operating margin from our recently acquired Access Technologies business, increased investment spending and the dilutive impact to operating margin from inflation and productivity exceeding the benefit to operating margin from pricing improvements. These decreases were partially offset by favorable volume/product mix.
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
Net Revenues
Net revenues for the three months ended September 30, 2022, decreased by 13.6%, or $26.1 million, compared to the same period in 2021, due to the following:

Pricing	6.9%
Volume	(7.7)%
Currency exchange rates	(12.8)%
Total	(13.6)%
The decrease in Net revenues was driven by lower volumes and unfavorable foreign currency exchange rate movements due to the significant strengthening of the U.S. dollar relative to most of the currencies in which we do business throughout our Allegion International segment. Also, as discussed above, softening demand throughout much of the Eurozone has impacted several of our businesses in the segment, resulting in lower volumes. These decreases were partially offset by improved pricing.
Net revenues for the nine months ended September 30, 2022, decreased by 7.3%, or $42.8 million, compared to the same period in 2021, due to the following:

Pricing	5.6%
Volume	(2.7)%
Acquisitions / divestitures	(0.1)%
Currency exchange rates	(10.1)%
Total	(7.3)%
The decrease in Net revenues was primarily driven by unfavorable foreign currency exchange rate movements, lower volumes and the divestitures of QMI and Milre. These decreases were partially offset by improved pricing.

Operating income/margin
Segment operating income for the three months ended September 30, 2022, decreased $5.6 million compared to the same period in 2021, and Segment operating margin for the three months ended September 30, 2022, decreased to 8.9% from 10.6%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$20.5	10.6%
Pricing and productivity in excess of inflation	7.5	3.0%
Volume / product mix	(6.3)	(2.6)%
Currency exchange rates	(5.8)	(1.8)%
Investment spending	(1.5)	(0.7)%
Acquisitions / divestitures	0.3	0.2%
Restructuring / acquisition expenses	0.2	0.2%
September 30, 2022	$14.9	8.9%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and increased investment spending. These decreases were partially offset by pricing and productivity improvements in excess of inflation, a year-over-year decrease in restructuring and acquisition expenses and the beneficial impact of a prior year acquisition and the divestiture of Milre.
Segment operating income for the nine months ended September 30, 2022, decreased $8.1 million compared to the same period in 2021, and Segment operating margin for the nine months ended September 30, 2022, decreased to 8.5% from 9.2%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2021	$54.0	9.2%
Pricing and productivity in excess of inflation	15.9	2.1%
Volume / product mix	(7.1)	(0.9)%
Currency exchange rates	(13.1)	(1.4)%
Investment spending	(4.2)	(0.6)%
Acquisitions / divestitures	1.8	0.3%
Restructuring / acquisition expenses	(1.4)	(0.2)%
September 30, 2022	$45.9	8.5%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, increased investment spending and a year-over-year increase in restructuring and acquisition expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and the beneficial impact of a prior year acquisition and the divestitures of QMI and Milre.

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
While the financing of our acquisition of the Access Technologies business has increased our leverage, we remain comfortably within all our financial covenants. Further, we do not believe this acquisition or the related financing will diminish our sound financial position or our ability to meet our short-term financing needs. Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Further, of our total outstanding indebtedness at September 30, 2022, approximately 80% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.

Based upon our operations, existing cash balances and unused availability under our 2021 Revolving Facility, as of September 30, 2022, we expect cash flows from operations to be sufficient to maintain a sound financial position and liquidity and to meet our financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe the availability under our 2021 Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2022	2021
Net cash provided by operating activities	$267.1	$356.4
Net cash used in investing activities	(965.9)	(14.9)
Net cash provided by (used) in financing activities	606.1	(309.3)
Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2022, decreased $89.3 million compared to the same period in 2021, primarily driven by changes in working capital and decreased Net earnings.
Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2022, increased $951.0 million compared to the same period in 2021, primarily due to $923.1 million of cash paid for the acquisition of the Access Technologies business.
Financing Activities: Net cash provided by (used in) financing activities during the nine months ended September 30, 2022, fluctuated $915.4 million compared to the same period in 2021, primarily due to the issuance of our 5.411% Senior Notes and draw on our 2021 Revolving Facility to finance the acquisition of the Access Technologies business. Additionally, cash used to repurchase shares was $151.7 million lower in 2022 compared to the same period in 2021.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2022	December 31, 2021
2021 Term Facility	$240.6	$250.0
2021 Revolving Facility	199.0	—
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	—
Other debt	0.2	0.3
Total borrowings outstanding	2,239.8	1,450.3
Discounts and debt issuance costs, net	(12.7)	(8.2)
Total debt	2,227.1	1,442.1
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,214.5	$1,429.5
As of September 30, 2022, we have an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $240.6 million is outstanding at September 30, 2022, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026. The 2021 Term Facility will amortize in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. Principal amounts repaid on the Term Facility may not be reborrowed.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. On July 1, 2022, we borrowed $340.0 million on the 2021 Revolving Facility to partially fund the acquisition of the Access Technologies business. We subsequently made $141.0 million in repayments, resulting in $199.0 million borrowings outstanding as of September 30, 2022, and we had $7.6 million of letters of credit outstanding. Commitments under the 2021 Revolving Facility may be reduced at any time without premium or penalty, and amounts repaid may be reborrowed.

Outstanding borrowings under the 2021 Credit Facilities accrue interest at our option of (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At September 30, 2022, outstanding borrowings under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 4.241%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the agreement. As of September 30, 2022, we were in compliance with all covenants.
On June 22, 2022, Allegion US Hold Co issued $600.0 million aggregate principal amount of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”). The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1, beginning January 1, 2023, and will mature on July 1, 2032. We incurred and deferred $5.9 million of discounts and financing costs associated with the 5.411% Senior Notes, which will be amortized to Interest expense over their 10-year term, as well as $4.3 million of third party financing costs that were recorded within Interest expense on the Condensed and Consolidated Statement of Income for the nine months ended September 30, 2022.
As of September 30, 2022, Allegion US Hold Co also has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”) and $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2022, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2022		Year ended December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(5.2)	(14.4)	(6.6)	(0.5)
Equity earnings in affiliates, net of tax	353.8	126.9	521.6	173.6
Transactions with related parties and subsidiaries(a)	(10.5)	(61.3)	(12.5)	(85.0)
Net earnings	322.7	43.1	483.0	87.1
Net earnings attributable to the entity	322.7	43.1	483.0	87.1
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	September 30, 2022		December 31, 2021
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$314.0	$0.6	$753.7
Total current assets	10.2	344.2	60.8	785.5
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,647.8	—	1,240.9
Total noncurrent assets	1,792.6	1,710.3	1,793.1	1,292.7
Current liabilities:
Amounts due to related parties and subsidiaries	$75.2	$273.0	$62.8	$233.9
Total current liabilities	98.1	296.7	82.6	241.3
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	576.4	2,694.5	761.8	2,660.5
Total noncurrent liabilities	1,201.8	4,260.9	1,396.5	3,466.9

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
Management believes there have been no significant changes during the nine months ended September 30, 2022, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk during the third quarter of 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the 2020 Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2020 Share Repurchase Authorization (000s)
July 1 - July 31	—	$—	—	$140,454
August 1 - August 31	—	—	—	140,454
September 1 - September 30	—	—	—	140,454
Total	—	$—	—	$140,454
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

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

10.1	John H. Stone Restricted Stock Unit Award Agreement dated August 1, 2022.*	Filed herewith.

10.2	John H. Stone Stock Option Award Agreement dated August 1, 2022.*	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

* Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	October 27, 2022	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 27, 2022	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer