Form 10-Q
period 2023-03-31
Allegion plc
filed 2023-04-26
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 20, 2023 was 87,946,675.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2023	2022
Net revenues	$923.0	$723.6
Cost of goods sold	532.0	434.9
Selling and administrative expenses	220.0	171.7
Operating income	171.0	117.0
Interest expense	23.6	11.9
Other income, net	(0.3)	(2.2)
Earnings before income taxes	147.7	107.3
Provision for income taxes	24.1	14.2
Net earnings	123.6	93.1
Less: Net earnings attributable to noncontrolling interests	0.1	0.1
Net earnings attributable to Allegion plc	$123.5	$93.0
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.40	$1.05
Diluted net earnings	$1.40	$1.05
Weighted-average shares outstanding:
Basic	88.0	88.2
Diluted	88.4	88.6

Total comprehensive income	$133.9	$72.1
Less: Total comprehensive income attributable to noncontrolling interests	0.2	0.1
Total comprehensive income attributable to Allegion plc	$133.7	$72.0
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$292.8	$288.0
Accounts and notes receivable, net	445.0	395.6
Inventories	472.7	479.0
Other current assets	42.9	48.5
Assets held for sale	—	3.5
Total current assets	1,253.4	1,214.6
Property, plant and equipment, net	319.6	308.7
Goodwill	1,441.3	1,413.1
Intangible assets, net	614.8	608.9
Other noncurrent assets	495.3	445.9
Total assets	$4,124.4	$3,991.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$277.8	$280.7
Accrued expenses and other current liabilities	378.1	410.3
Short-term borrowings and current maturities of long-term debt	12.6	12.6
Total current liabilities	668.5	703.6
Long-term debt	2,109.3	2,081.9
Other noncurrent liabilities	302.0	261.2
Total liabilities	3,079.8	3,046.7
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (87,946,030 and 87,852,777 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	0.9	0.9
Capital in excess of par value	19.6	13.9
Retained earnings	1,296.8	1,212.8
Accumulated other comprehensive loss	(275.6)	(285.8)
Total Allegion plc shareholders’ equity	1,041.7	941.8
Noncontrolling interests	2.9	2.7
Total equity	1,044.6	944.5
Total liabilities and equity	$4,124.4	$3,991.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2023	2022
Cash flows from operating activities:
Net earnings	$123.6	$93.1
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	28.3	20.4
Changes in assets and liabilities and other non-cash items	(82.9)	(93.0)
Net cash provided by operating activities	69.0	20.5
Cash flows from investing activities:
Capital expenditures	(22.3)	(8.7)
Acquisition of businesses, net of cash acquired	(36.6)	—
Other investing activities, net	7.5	2.4
Net cash used in investing activities	(51.4)	(6.3)
Cash flows from financing activities:
Debt repayments, net	(3.1)	(3.1)
Proceeds from 2021 Revolving Facility	30.0	—
Net proceeds from (repayments of) debt	26.9	(3.1)
Dividends paid to ordinary shareholders	(39.4)	(35.8)
Repurchase of ordinary shares	—	(61.0)
Other financing activities, net	(2.9)	(5.0)
Net cash used in financing activities	(15.4)	(104.9)
Effect of exchange rate changes on cash and cash equivalents	2.6	(2.1)
Net increase (decrease) in cash and cash equivalents	4.8	(92.8)
Cash and cash equivalents - beginning of period	288.0	397.9
Cash and cash equivalents - end of period	$292.8	$305.1
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the U.S. ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - ACQUISITIONS
2023
On January 3, 2023, the Company, through its subsidiaries, completed an acquisition of the assets of plano. group, a SaaS workforce management solution business based in Germany ("plano"), for initial cash consideration of $36.6 million. Additional consideration may be payable in future periods in the event plano achieves certain specified financial results. This acquisition was accounted for as a business combination, and plano has been incorporated into the Allegion International segment.
The preliminary allocation of the purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition date includes approximately $3 million of net working capital, approximately $17 million of finite-lived intangible assets and approximately $22 million of goodwill. The finite-lived intangible assets have a weighted average useful life of approximately 15 years. The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2023, and finalization of the valuation during the measurement period could result in a change in the amounts recorded. The completion of the valuation will occur no later than one year from the acquisition date as required by GAAP.
2022
On July 5, 2022, the Company, through its subsidiaries, completed the acquisition of Stanley Access Technologies LLC and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. (the "Access Technologies business") for preliminary cash consideration of $923.1 million. The Access Technologies business acquisition helps the Company create a more comprehensive portfolio of access solutions, with the addition of automated entrances. Additionally, the Access Technologies business adds an expansive service and support network throughout the U.S. and Canada, broadening the Company's solutions to national, regional and local customers and complementing the Company's existing strengths in these non-residential markets. This acquisition was accounted for as a business combination, and the Access Technologies business has been integrated into the Allegion Americas segment.
The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date:

In millions
Accounts receivable, net	$69.7
Inventories	50.8
Other current assets	0.3
Property, plant and equipment	14.6
Goodwill	634.1
Intangible assets	222.5
Other noncurrent assets	6.2
Accounts payable	(20.8)
Accrued expenses and other current liabilities	(31.3)
Other noncurrent liabilities	(23.0)
Total net assets acquired and liabilities assumed	$923.1
The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2023. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for acquired tangible assets, goodwill

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and income tax assets and liabilities, among other items. The completion of the valuation will occur no later than one year from the acquisition date as required by GAAP. Intangible assets recognized as of the acquisition date were comprised of the following:

	Value (in millions)	Useful life (in years)
Completed technologies/patents	$6.2	5
Customer relationships	137.4	23
Trade names (finite-lived)	56.8	5
Backlog revenue	22.1	2
Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Goodwill resulting from the Access Technologies business acquisition is expected to be deductible for tax purposes.
The following unaudited pro forma financial information for the three months ended March 31, 2023 and 2022, reflects the consolidated results of operations of the Company as if the Access Technologies business acquisition had taken place on January 1, 2021:

In millions	2023	2022
Net revenues	$923.0	$812.9
Net earnings attributable to Allegion plc	128.2	94.5
The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisition that would have been incurred assuming the acquisition had occurred on January 1, 2021. Adjustments to historical financial information for the three months ended March 31, 2023 and 2022, include:

In millions	2023	2022
Intangible asset amortization expense, net of tax	$1.6	$(5.1)
Interest expense, net of tax	—	(6.2)
Acquisition and integration costs, net of tax	3.1	2.9
The following financial information reflects the Net revenues and Earnings before income taxes generated by the Access Technologies business included within the Company's Condensed and Consolidated Statement of Comprehensive Income for the three months ended March 31, 2023:

In millions
Net revenues	$103.1
Earnings before income taxes	7.9
Intangible asset amortization of $6.8 million is included in the Earnings before income taxes amount presented above, while acquisition and integration related expenses and Interest expense related to acquisition financing are excluded from this amount.
During the three months ended March 31, 2023 and 2022, the Company incurred $4.1 million and $4.8 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	March 31, 2023	December 31, 2022
Raw materials	$225.7	$212.2
Work-in-process	46.0	41.7
Finished goods	201.0	225.1
Total	$472.7	$479.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2023, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2022 (gross)	$1,128.1	$858.6	$1,986.7
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2022 (net)	1,128.1	285.0	1,413.1
Acquisitions and adjustments	2.6	21.7	24.3
Currency translation	0.3	3.6	3.9
March 31, 2023 (net)	$1,131.0	$310.3	$1,441.3

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2023			December 31, 2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$66.1	$(33.9)	$32.2	$63.0	$(32.1)	$30.9
Customer relationships	528.7	(163.4)	365.3	515.0	(155.8)	359.2
Trade names (finite-lived)	140.6	(67.0)	73.6	135.7	(62.6)	73.1
Other	73.2	(40.4)	32.8	71.2	(35.9)	35.3
Total finite-lived intangible assets	808.6	$(304.7)	503.9	784.9	$(286.4)	498.5
Trade names (indefinite-lived)	110.9		110.9	110.4		110.4
Total	$919.5		$614.8	$895.3		$608.9
Intangible asset amortization expense was $15.8 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $60.9 million for full year 2023, $55.4 million for 2024, $49.6 million for 2025, $46.4 million for 2026 and $39.6 million for 2027.

NOTE 6 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2023	December 31, 2022
2021 Term Facility	$234.4	$237.5
2021 Revolving Facility	99.0	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.2	0.2
Total borrowings outstanding	2,133.6	2,106.7
Discounts and debt issuance costs, net	(11.7)	(12.2)
Total debt	2,121.9	2,094.5
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,109.3	$2,081.9
Unsecured Credit Facilities
The Company is party to an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $234.4 million was outstanding at March 31, 2023, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”), of which $99.0 million was

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
outstanding at March 31, 2023. The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $3.1 million of principal on the 2021 Term Facility during the three months ended March 31, 2023. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. The Company had $13.4 million of letters of credit outstanding at March 31, 2023. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At March 31, 2023, the Company's outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.019%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2023, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of March 31, 2023, Allegion US Hold Co had $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), and Allegion plc had $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, and will mature on July 1, 2032.
The 3.200% Senior Notes, 3.550% Senior Notes and 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, the 3.550% Senior Notes and the 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

NOTE 7 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $181.1 million and $161.5 million at March 31, 2023 and December 31, 2022, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 10), nor the balances included in Accumulated other comprehensive loss were material as of March 31, 2023 or December 31, 2022. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income during the three months ended March 31, 2023 and 2022, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At March 31, 2023, the maximum term of the Company’s currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
Concentration of Credit Risk
The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a continuous basis, and therefore, the Company believes they present no significant credit risk to the Company.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8 - LEASES
Total rental expense for the three months ended March 31, 2023 and 2022, was $13.6 million and $10.7 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $3.2 million and $1.6 million, respectively, for the three months ended March 31, 2023 and 2022. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2023 or December 31, 2022.
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		March 31, 2023			December 31, 2022
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$106.2	$28.1	$134.3	$69.3	$28.8	$98.1
Lease liability - current	Accrued expenses and other current liabilities	17.7	13.9	31.6	17.7	14.1	31.8
Lease liability - noncurrent	Other noncurrent liabilities	91.9	14.3	106.2	54.8	14.7	69.5

Other information:
Weighted-average remaining term (years)		12.2	2.4		5.9	2.4
Weighted-average discount rate		4.8%	2.8%		3.5%	2.1%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2023			2022
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$5.9	$4.5	$10.4	$4.9	$4.2	$9.1
ROU assets obtained in exchange for new lease liabilities	41.4	1.9	43.3	18.8	1.4	20.2
During the three months ended March 31, 2023, the Company commenced a new long-term lease of a manufacturing facility in Mexico, which added an ROU asset and corresponding lease liability of approximately $37 million.
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2023 and for each of the years thereafter as of March 31, 2023, are as follows:

In millions	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Real estate leases	$16.7	$18.6	$16.3	$13.0	$10.3	$87.7	$162.6
Equipment leases	11.3	10.6	5.5	1.3	0.2	0.1	29.0
Total	$28.0	$29.2	$21.8	$14.3	$10.5	$87.8	$191.6
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2023, is due to imputed interest of $53.8 million.

NOTE 9 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	U.S.
In millions	2023	2022
Service cost	$0.2	$1.5
Interest cost	2.9	2.0
Expected return on plan assets	(3.7)	(3.4)
Administrative costs and other	0.3	0.3
Net amortization of:
Plan net actuarial losses	0.2	0.3
Net periodic pension benefit (income) cost	$(0.1)	$0.7

	Non-U.S.
In millions	2023	2022
Service cost	$0.4	$0.3
Interest cost	3.0	1.8
Expected return on plan assets	(3.9)	(3.9)
Administrative costs and other	0.4	0.5
Net amortization of:
Plan net actuarial losses	0.9	0.2
Net periodic pension benefit cost (income)	$0.8	$(1.1)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the three months ended March 31, 2023 or 2022. Employer contributions totaling approximately $12 million are expected to be made during the remainder of 2023.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value as of March 31, 2023, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.8	$—	$17.8
Total asset recurring fair value measurements	$—	$17.8	$—	$17.8
Liabilities:
Deferred compensation and other retirement plans	$—	$17.8	$—	$17.8
Total liability recurring fair value measurements	$—	$17.8	$—	$17.8
Financial instruments not carried at fair value
Total debt	$—	$2,058.1	$—	$2,058.1
Total financial instruments not carried at fair value	$—	$2,058.1	$—	$2,058.1
Assets and liabilities measured at fair value as of December 31, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$19.9	$—	$19.9
Total asset recurring fair value measurements	$—	$19.9	$—	$19.9
Liabilities:
Deferred compensation and other retirement plans	$—	$20.3	$—	$20.3
Total liability recurring fair value measurements	$—	$20.3	$—	$20.3
Financial instruments not carried at fair value
Total debt	$—	$1,978.4	$—	$1,978.4
Total financial instruments not carried at fair value	$—	$1,978.4	$—	$1,978.4
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of March 31, 2023, are the same as those used as of December 31, 2022. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $46.8 million as of both March 31, 2023 and December 31, 2022, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2023, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2022	$944.5	$0.9	87.9	$13.9	$1,212.8	$(285.8)	$2.7
Net earnings	123.6	—	—	—	123.5	—	0.1
Other comprehensive income, net	10.3	—	—	—	—	10.2	0.1
Share-based compensation activity	5.7	—	—	5.7	—	—	—
Dividends to ordinary shareholders ($0.45 per share)	(39.5)	—	—	—	(39.5)	—	—
Balance at March 31, 2023	$1,044.6	$0.9	87.9	$19.6	$1,296.8	$(275.6)	$2.9
The changes in the components of Equity for the three months ended March 31, 2022, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	93.1	—	—	—	93.0	—	0.1
Other comprehensive loss, net	(21.0)	—	—	—	—	(21.0)	—
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	7.5	—	0.1	7.5	—	—	—
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at March 31, 2022	$745.0	$0.9	87.8	$—	$956.1	$(215.4)	$3.4
In February 2020, the Company’s Board of Directors (the "Board") approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "2020 Share Repurchase Authorization"). During the three months ended March 31, 2022, the Company paid $61.0 million to repurchase the ordinary shares reflected above on the open market under the 2020 Share Repurchase Authorization. As of March 31, 2023, the Company had approximately $140.5 million still available to be repurchased under the 2020 Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2023, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2022	$6.1	$(117.1)	$(174.8)	$(285.8)
Other comprehensive (loss) income before reclassifications	(0.7)	(1.9)	11.7	9.1
Amounts reclassified from accumulated other comprehensive loss(a)	(0.2)	1.0	—	0.8
Tax benefit	0.2	0.1	—	0.3
March 31, 2023	$5.4	$(117.9)	$(163.1)	$(275.6)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2022, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2021	$0.9	$(96.0)	$(99.3)	$(194.4)
Other comprehensive (loss) income before reclassifications	(0.3)	2.3	(22.5)	(20.5)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.4)	(0.4)	—	(0.8)
Tax benefit	0.2	0.1	—	0.3
March 31, 2022	$0.4	$(94.0)	$(121.8)	$(215.4)
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to defined benefit items are recorded in Other income, net.

NOTE 12 - SHARE-BASED COMPENSATION
The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the share-based compensation expense recognized for the three months ended March 31:

In millions	2023	2022
Stock options	$2.1	$2.9
RSUs	5.0	7.3
PSUs	1.7	1.6
Pre-tax expense	8.8	11.8
Tax benefit	(1.2)	(1.2)
After-tax expense	$7.6	$10.6
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2023		2022
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	156,929	$33.66	157,880	$28.59
RSUs	117,923	$112.59	101,609	$115.33
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three months ended March 31:

	2023	2022
Dividend yield	1.60%	1.42%
Volatility	28.47%	27.05%
Risk-free rate of return	4.10%	1.89%
Expected life (years)	6.0	6.0
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
Performance Stock
During the three months ended March 31, 2023, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2021, 2022 and 2023, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

NOTE 13 - RESTRUCTURING ACTIVITIES
During the three months ended March 31, 2023 and 2022, the Company recorded $3.0 million and $0.2 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the three months ended March 31, 2023, were as follows:

In millions	Total
December 31, 2022	$0.2
Additions, net of reversals	3.0
Cash payments	(0.8)
March 31, 2023	$2.4
The majority of the costs accrued as of March 31, 2023, are expected to be paid within one year.
The Company also incurred other non-qualified restructuring charges of $0.2 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2023	2022
Interest income	$(0.7)	$(0.1)
Foreign currency exchange loss	1.4	1.0
Net periodic pension and postretirement benefit income, less service cost	—	(2.6)
Other	(1.0)	(0.5)
Other income, net	$(0.3)	$(2.2)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2023 and 2022, were 16.3% and 13.2%, respectively. The increase in the effective income tax rate compared to 2022 is primarily due to a change in the mix of income earned in higher tax rate jurisdictions.

NOTE 16 - EARNINGS PER SHARE ("EPS")
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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2023	2022
Weighted-average number of basic shares	88.0	88.2
Shares issuable under share-based compensation plans	0.4	0.4
Weighted-average number of diluted shares	88.4	88.6
At March 31, 2023, 0.5 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three months ended March 31, 2023 and 2022, respectively, disaggregated by business segment:

	Three months ended March 31, 2023
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$697.4	$175.5	$872.9
Services	43.5	6.6	50.1
Total Net revenues	$740.9	$182.1	$923.0

	Three months ended March 31, 2022
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$521.4	$195.1	$716.5
Services	0.5	6.6	7.1
Total Net revenues	$521.9	$201.7	$723.6
Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams. Product sales involve contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. Service revenue, which includes inspection, maintenance and repair, design and installation, aftermarket and locksmith services, as well as software-as-a-service offerings such as access control, IoT integration and workforce management solutions, is delayed until the service performance obligations are satisfied.
As of March 31, 2023, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, no adjustments related to performance obligations satisfied in previous periods were recorded.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
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
Environmental Matters
As of March 31, 2023 and December 31, 2022, the Company had reserves for environmental matters of $23.5 million and $24.1 million, respectively. The total reserve at March 31, 2023 and December 31, 2022, included $13.3 million and $13.8 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2023 and December 31, 2022, was $3.6 million and $3.9 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during either the three months ended March 31, 2023, or 2022. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	2023	2022
Balance at beginning of period	$18.2	$17.7
Reductions for payments	(2.0)	(2.4)
Accruals for warranties issued during the current period	2.3	3.1
Currency translation	—	(0.1)
Balance at end of period	$18.5	$18.3
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
Due to a reporting change effective January 1, 2023, results for the Company's Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the summary of operations by reportable segment below for the three months ended March 31, 2022, has been recast to conform with the current year presentation. The impact of this recast was to re-align approximately $6.3 million and $1.3 million of Net revenues and Segment operating income, respectively, from the Allegion Americas segment to the Allegion International segment.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2023	2022
Net revenues
Allegion Americas	$740.9	$521.9
Allegion International	182.1	201.7
Total	$923.0	$723.6
Segment operating income
Allegion Americas	$186.6	$122.6
Allegion International	10.6	20.9
Total	197.2	143.5
Reconciliation to Operating income
Unallocated corporate expense	(26.2)	(26.5)
Operating income	171.0	117.0
Reconciliation to earnings before income taxes
Interest expense	23.6	11.9
Other income, net	(0.3)	(2.2)
Earnings before income taxes	$147.7	$107.3

NOTE 20 - SUBSEQUENT EVENTS
Dividend Declaration
On April 13, 2023, the Board declared a quarterly dividend of $0.45 per ordinary share. The dividend is payable June 30, 2023, to shareholders of record on June 15, 2023.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview
Organization
Allegion plc and its consolidated subsidiaries ("Allegion," "the Company", "we," "our," or "us") are a leading global provider of security products and solutions operating in two segments: Allegion Americas and Allegion International. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments
Business and Industry Trends and Outlook
Throughout the first quarter of 2023, we continued to experience strong demand for our non-residential products and services in our Allegion Americas segment. Our ability to meet this elevated level of customer demand continued to improve, due in part to our on-going actions to address industry-wide supply-chain challenges and improving availability of parts and materials. However, lower demand continued to weigh on sales volumes of mechanical residential products within our Allegion Americas segment. We have also begun to experience softness in demand for our Global Portable Security products in our Allegion International segment, as the market environment for these products stabilizes following the surge in demand during COVID that extended into early 2022.
We also achieved strong year-over-year growth in sales of electronic security products throughout our major global businesses during the first quarter of 2023. While supply chain challenges and shortages of electronic parts and components persisted during the first quarter of 2023, we continued to realize the benefits from our previous measures taken to address these operational and logistical challenges, such as re-engineering product designs and configurations to accept alternate electronic components and developing new and diverse supplier relationships to improve part and component availability. As a result, our ability to meet the strong demand for our electronic security products continued to improve in both our Allegion Americas and Allegion International segments.
Further, in response to the persistent, elevated levels of inflation, our pricing initiatives continued to drive revenue growth and mitigate the inflationary pressures on our business during the first quarter of 2023. We remain committed to monitoring the inflationary pressures to our businesses and addressing them through pricing initiatives, where appropriate. We expect pricing to continue to mitigate the inflationary pressures on our cost base throughout the remainder of 2023.
Acquisition of plano
On January 3, 2023, we completed an acquisition of the assets of plano. group, a SaaS workforce management solution business based in Germany ("plano"), for initial cash consideration of $36.6 million. Additional consideration may be payable in future periods in the event plano achieves certain specified financial results. Plano has been incorporated into our Allegion International segment.
2023 Dividends
During the three months ended March 31, 2023, we paid dividends of $0.45 per ordinary share to shareholders.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2023	% of revenues	2022	% of revenues
Net revenues	$923.0		$723.6
Cost of goods sold	532.0	57.6%	434.9	60.1%
Selling and administrative expenses	220.0	23.9%	171.7	23.7%
Operating income	171.0	18.5%	117.0	16.2%
Interest expense	23.6		11.9
Other income, net	(0.3)		(2.2)
Earnings before income taxes	147.7		107.3
Provision for income taxes	24.1		14.2
Net earnings	123.6		93.1
Less: Net earnings attributable to noncontrolling interests	0.1		0.1
Net earnings attributable to Allegion plc	$123.5		$93.0

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.40		$1.05
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2023, increased by 27.6%, or $199.4 million, compared with the same period in 2022, due to the following:

Pricing	10.6%
Volume	4.4%
Acquisitions / divestitures	14.1%
Currency exchange rates	(1.5)%
Total	27.6%
The increase in Net revenues was driven by improved pricing across our major businesses to address inflationary pressures, the acquisitions of the Access Technologies business and plano and higher volumes in our Allegion Americas segment. These increases were partially offset by unfavorable foreign currency exchange rate movements, lower volumes in our Allegion International segment and a prior year divestiture.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. As discussed above, the pricing initiatives implemented in response to the persistent, elevated levels of inflation continue to be a key driver in the overall increase in Net revenues. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2023, increased $54.0 million compared to the same period in 2022. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2023, increased to 18.5% from 16.2% for the same period in 2022, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2022	$117.0	16.2%
Pricing and productivity in excess of inflation and investment spending	34.4	2.6%
Volume / product mix	18.8	1.8%
Restructuring / acquisition expenses	(9.0)	(1.3)%
Currency exchange rates	(5.6)	(0.6)%
Acquisitions / divestitures	15.4	(0.2)%
March 31, 2023	$171.0	18.5%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix and the contribution to operating income from recent acquisition and divestiture activity. These increases were partially offset by a year-over-year increase in restructuring and acquisition expenses and unfavorable foreign currency exchange rate movements.

The increase in Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix. These increases were partially offset by a year-over-year increase in restructuring and acquisition expenses, unfavorable foreign currency exchange rate movements and the impact to operating margin from recent acquisition and divestiture activity.
Pricing and productivity in excess of inflation and investment spending includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity, inflation and investment spending. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared to the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in investment spending.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended March 31, 2023, increased $11.7 million compared with the same period in 2022, primarily due to interest on our 5.411% Senior Notes issued during 2022 and the increase in borrowing under the 2021 Revolving Facility, as well as a higher weighted-average interest rate on our variable rate outstanding indebtedness.
Other Income, Net
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2023	2022
Interest income	$(0.7)	$(0.1)
Foreign currency exchange loss	1.4	1.0
Net periodic pension and postretirement benefit income, less service cost	—	(2.6)
Other	(1.0)	(0.5)
Other income, net	$(0.3)	$(2.2)
Provision for Income Taxes
The effective income tax rates for the three months ended March 31, 2023 and 2022, were 16.3% and 13.2%, respectively. The increase in the effective income tax rate compared to 2022 is primarily due to a change in the mix of income earned in higher tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings. Due to a reporting change effective January 1, 2023, results for our Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the summary of operations by reportable segment below for the three months ended March 31, 2022, has been recast to conform with the current year presentation. The impact of this recast was to re-align approximately $6.3 million and $1.3 million of Net revenues and Segment operating income, respectively, from our Allegion Americas segment to our Allegion International segment.

Segment Results of Operations - For the three months ended March 31:

In millions	2023	2022	% Change
Net revenues
Allegion Americas	$740.9	$521.9	42.0%
Allegion International	182.1	201.7	(9.7)%
Total	$923.0	$723.6

Segment operating income
Allegion Americas	$186.6	$122.6	52.2%
Allegion International	10.6	20.9	(49.3)%
Total	$197.2	$143.5

Segment operating margin
Allegion Americas	25.2%	23.5%
Allegion International	5.8%	10.4%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including locks, locksets, key systems, door controls and systems, exit devices, doors, accessories, electronic security products, access control systems and software and service solutions to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of the Access Technologies acquisition agreement ("Stanley" is the property of Stanley Logistics L.L.C.).
Net Revenues
Net revenues for the three months ended March 31, 2023, increased by 42.0%, or $219.0 million, compared to the same period in 2022, due to the following:

Pricing	12.8%
Volume	9.8%
Acquisitions	19.8%
Currency exchange rates	(0.4)%
Total	42.0%
The increase in Net revenues was driven by significantly improved pricing to address inflationary pressures, higher volumes for our non-residential products and services and the impact of our Access Technologies business acquisition. These increases were partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products (excluding Net revenues from our Access Technologies business, the impact of which is shown in the Acquisitions line above) for the three months ended March 31, 2023, increased by nearly thirty percent compared to the same period in the prior year, driven by substantially improved pricing to address inflationary pressures and higher volumes. Demand for our non-residential products remained elevated, which along with improvements around the availability of materials and components, contributed to the increase in volumes compared to the same period in the prior year. We currently anticipate demand for our non-residential products to remain solid through the remainder of 2023.
Net revenues from residential products for the three months ended March 31, 2023, increased by a mid-single digits percent compared to the same period in the prior year, driven by improved pricing to address inflationary pressures, which was partially offset by lower volumes. Given current market conditions around new residential construction and consumer sentiment, we expect continued softness in demand for our mechanical residential products until market conditions improve. However, continued improvements around the supply of electronic parts and components have resulted in strong growth in sales of our residential electronic products, which in part, have helped to offset these temporary market related challenges.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended March 31, 2023, Net revenues from the sale of electronic products in the Allegion Americas segment increased by greater than thirty percent compared to the same period in the prior year. While we continued to experience delays and shortages of electronic components from key suppliers during the three months ended March 31, 2023, we expect continued growth in Net revenues from the sale of electronic products for the remainder of 2023, given high demand, pricing initiatives and improved component availability relative to 2022.
Operating income/margin
Segment operating income for the three months ended March 31, 2023, increased $64.0 million compared to the same period in 2022, and Segment operating margin for the three months ended March 31, 2023, increased to 25.2% from 23.5%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2022	$122.6	23.5%
Pricing and productivity in excess of inflation and investment spending	37.9	3.5%
Volume / product mix	25.2	2.3%
Currency exchange rates	(3.9)	(0.7)%
Acquisitions	14.7	(1.5)%
Acquisition expenses	(9.9)	(1.9)%
March 31, 2023	$186.6	25.2%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix and the contribution to Segment operating income from our Access Technologies business acquisition. These increases were partially offset by a year-over-year increase in acquisition and integration expenses and unfavorable foreign currency exchange rate movements.
The increase in Segment operating margin was primarily due to pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix. These increases were partially offset by a year-over-year increase in acquisition and integration expenses, unfavorable foreign currency exchange rate movements and the impact to Segment operating margin from our Access Technologies business acquisition.
Allegion International
Our Allegion International segment provides security products, services and solutions primarily throughout Europe, Asia and Oceania. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door closers and systems, exit devices, doors, electronic security products, access control systems, time and attendance and workforce productivity solutions, among other software and service solutions. This segment’s primary brands are AXA, Bricard, Briton, CISA, Gainsborough, Interflex, Kryptonite and SimonsVoss.
Net Revenues
Net revenues for the three months ended March 31, 2023, decreased by 9.7%, or $19.6 million, compared to the same period in 2022, due to the following:

Pricing	5.0%
Volume	(9.8)%
Acquisitions / divestitures	(0.5)%
Currency exchange rates	(4.4)%
Total	(9.7)%
The decrease in Net revenues was primarily driven by lower volumes, particularly within our Global Portable Security businesses, as the market environment for these products continues to stabilize following a surge in demand during COVID that extended into early 2022. Unfavorable foreign currency exchange rate movements and the impact from a prior year divestiture, which exceeded the favorable impact from the current year acquisition of plano, also contributed to the decrease in Net revenues. These decreases were partially offset by improved pricing across our major businesses throughout the segment.
Operating income/margin
Segment operating income for the three months ended March 31, 2023, decreased $10.3 million compared to the same period in 2022, and Segment operating margin for the three months ended March 31, 2023, decreased to 5.8% from 10.4%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2022	$20.9	10.4%
Pricing and productivity in excess of inflation and investment spending	0.2	(0.4)%
Volume / product mix	(6.4)	(2.4)%
Currency exchange rates	(1.7)	(0.5)%
Acquisitions / divestitures	0.7	0.3%
Restructuring / acquisition expenses	(3.1)	(1.6)%
March 31, 2023	$10.6	5.8%
The decrease in Segment operating income was primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and a year-over-year increase in restructuring and acquisition expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending and the favorable impact to Segment operating income from recent acquisition and divestiture activity.
The decrease in Segment operating margin was primarily driven by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, a year-over-year increase in restructuring and acquisition expenses and the impact to Segment operating margin from inflation and investment spending, which exceeded the impact to Segment operating margin from pricing and productivity improvements. These decreases were partially offset by the favorable impact to Segment operating margin from recent acquisition and divestiture activity.

Liquidity and Capital Resources
Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from operating activities, our unused borrowing capacity under the 2021 Revolving Facility and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing financial flexibility, including sufficient access to credit markets.
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of March 31, 2023, approximately 85% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the 2021 Revolving Facility, as of March 31, 2023, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the 2021 Credit Facilities, together with financing we believe would be accessible to us in the credit and capital markets, are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by operating activities	$69.0	$20.5
Net cash used in investing activities	(51.4)	(6.3)
Net cash used in financing activities	(15.4)	(104.9)
Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2023, increased $48.5 million compared to the same period in 2022, primarily driven by increased Net earnings and changes in working capital.
Investing Activities: Net cash used in investing activities during the three months ended March 31, 2023, increased $45.1 million compared to the same period in 2022, primarily due to $36.6 million of cash paid for the plano acquisition and increased capital expenditures related to a new manufacturing facility.
Financing Activities: Net cash used in financing activities during the three months ended March 31, 2023, decreased $89.5 million compared to the same period in 2022, primarily due to a reduction of $61.0 million in cash used to repurchase ordinary shares and a $30.0 million draw on the 2021 Revolving Facility during the three months ended March 31, 2023.

Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2023	December 31, 2022
2021 Term Facility	$234.4	$237.5
2021 Revolving Facility	99.0	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.2	0.2
Total borrowings outstanding	2,133.6	2,106.7
Discounts and debt issuance costs, net	(11.7)	(12.2)
Total debt	2,121.9	2,094.5
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,109.3	$2,081.9
We are party to an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $234.4 million was outstanding at March 31, 2023, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”), of which $99.0 million was outstanding at March 31, 2023. The 2021 Credit Facilities mature on November 18, 2026.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. We repaid $3.1 million of principal on the 2021 Term Facility during the three months ended March 31, 2023. Principal amounts repaid on the 2021 Term Facility may not be reborrowed. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, including up to $100.0 million for the issuance of letters of credit. We had $13.4 million of letters of credit outstanding at March 31, 2023. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At March 31, 2023, outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.019%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the credit agreement. As of March 31, 2023, we were in compliance with all applicable covenants under the credit agreement.
As of March 31, 2023, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, beginning January 1, 2023, and will mature on July 1, 2032.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2023, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2023		Year ended December 31, 2022
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.6)	(0.1)	(6.7)	(14.4)
Equity earnings in affiliates, net of tax	137.2	62.1	505.9	195.5
Transactions with related parties and subsidiaries(a)	(4.9)	(18.9)	(21.1)	(79.6)
Net earnings	123.5	35.3	458.0	85.0
Net earnings attributable to the entity	123.5	35.3	458.0	85.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	March 31, 2023		December 31, 2022
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$—	$382.9	$—	$380.2
Total current assets	11.2	403.7	3.3	417.4
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,543.8	—	1,523.9
Total noncurrent assets	1,792.5	1,623.6	1,792.6	1,596.6
Current liabilities:
Amounts due to related parties and subsidiaries	$44.8	$546.0	$45.9	$278.8
Total current liabilities	67.9	568.6	65.3	303.5
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	720.5	2,465.9	659.5	2,694.5
Total noncurrent liabilities	1,340.0	3,968.0	1,282.0	4,166.1

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
Management believes there have been no significant changes during the three months ended March 31, 2023, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements
There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.

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
These events, risks and uncertainties are described more fully in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. We do not undertake to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2023. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2022. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the 2020 Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the 2020 Share Repurchase Authorization (000s)
January 1 - January 31	—	$—	—	$140,454
February 1 - February 28	—	—	—	140,454
March 1 - March 31	—	—	—	140,454
Total	—	$—	—	$140,454
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

ALLEGION PLC (Registrant)

Date:	April 26, 2023	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 26, 2023	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller and Chief Accounting Officer Principal Accounting Officer