Form 10-Q
period 2023-09-30
Allegion plc
filed 2023-10-31
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 26, 2023 was 87,787,566.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2023	2022	2023	2022
Net revenues	$917.9	$913.7	$2,753.4	$2,410.4
Cost of goods sold	514.6	545.7	1,557.2	1,438.7
Selling and administrative expenses	210.2	205.1	647.5	544.7
Operating income	193.1	162.9	548.7	427.0
Interest expense	22.9	23.1	70.2	52.2
Loss on divestitures	—	7.6	—	7.6
Other expense (income), net	0.1	(1.5)	(1.8)	(7.1)
Earnings before income taxes	170.1	133.7	480.3	374.3
Provision for income taxes	13.7	19.1	58.3	51.4
Net earnings	156.4	114.6	422.0	322.9
Less: Net earnings attributable to noncontrolling interests	0.1	—	0.2	0.2
Net earnings attributable to Allegion plc	$156.3	$114.6	$421.8	$322.7
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.78	$1.30	$4.80	$3.67
Diluted net earnings	$1.77	$1.30	$4.78	$3.65
Weighted-average shares outstanding:
Basic	87.9	87.9	87.9	88.0
Diluted	88.2	88.2	88.3	88.4

Total comprehensive income	$127.2	$46.3	$411.0	$183.8
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.8	(0.4)	0.1	(0.8)
Total comprehensive income attributable to Allegion plc	$126.4	$46.7	$410.9	$184.6
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$364.3	$288.0
Accounts and notes receivable, net	439.7	395.6
Inventories	468.7	479.0
Other current assets	47.4	48.5
Assets held for sale	—	3.5
Total current assets	1,320.1	1,214.6
Property, plant and equipment, net	334.9	308.7
Goodwill	1,428.1	1,413.1
Intangible assets, net	580.3	608.9
Other noncurrent assets	519.7	445.9
Total assets	$4,183.1	$3,991.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$245.7	$280.7
Accrued expenses and other current liabilities	391.5	410.3
Short-term borrowings and current maturities of long-term debt	12.6	12.6
Total current liabilities	649.8	703.6
Long-term debt	2,005.1	2,081.9
Other noncurrent liabilities	296.8	261.2
Total liabilities	2,951.7	3,046.7
Equity:
Allegion plc shareholders’ equity:
Ordinary shares, $0.01 par value (87,787,306 and 87,852,777 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	0.9	0.9
Capital in excess of par value	11.8	13.9
Retained earnings	1,516.1	1,212.8
Accumulated other comprehensive loss	(296.7)	(285.8)
Total Allegion plc shareholders’ equity	1,232.1	941.8
Noncontrolling interests	(0.7)	2.7
Total equity	1,231.4	944.5
Total liabilities and equity	$4,183.1	$3,991.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2023	2022
Cash flows from operating activities:
Net earnings	$422.0	$322.9
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	83.7	69.6
Loss on divestitures	—	7.1
Changes in assets and liabilities and other non-cash items	(124.6)	(132.5)
Net cash provided by operating activities	381.1	267.1
Cash flows from investing activities:
Capital expenditures	(60.7)	(41.5)
Acquisition of businesses, net of cash acquired	(31.7)	(923.1)
Other investing activities, net	9.0	(1.3)
Net cash used in investing activities	(83.4)	(965.9)
Cash flows from financing activities:
Debt repayments, net	(9.5)	(9.4)
Proceeds from 2021 Revolving Facility	30.0	340.0
Repayments of 2021 Revolving Facility	(99.0)	(141.0)
Proceeds from issuance of senior notes	—	600.0
Net proceeds (repayments of) from debt	(78.5)	789.6
Debt financing costs	—	(10.2)
Dividends paid to ordinary shareholders	(119.2)	(107.9)
Repurchase of ordinary shares	(19.9)	(61.0)
Other financing activities, net	(2.3)	(4.4)
Net cash (used in) provided by financing activities	(219.9)	606.1
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(23.0)
Net increase (decrease) in cash and cash equivalents	76.3	(115.7)
Cash and cash equivalents - beginning of period	288.0	397.9
Cash and cash equivalents - end of period	$364.3	$282.2
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
The preliminary allocation of the purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition date includes approximately $2 million of net working capital, approximately $16 million of finite-lived intangible assets and approximately $22 million of goodwill. The finite-lived intangible assets have a weighted average useful life of approximately 15 years. The valuation of assets acquired and liabilities assumed had not yet been finalized as of September 30, 2023, and finalization of the valuation during the measurement period could result in a change in the amounts recorded. The completion of the valuation will occur no later than one year from the acquisition date as required by GAAP.
In the third quarter, the Company acquired the remaining 49% non-controlling interest of a consolidated subsidiary for approximately $3.0 million.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date:

In millions
Accounts receivable, net	$69.7
Inventories	50.8
Other current assets	0.4
Property, plant and equipment	14.5
Goodwill	628.5
Intangible assets	222.9
Other noncurrent assets	13.6
Accounts payable	(21.0)
Accrued expenses and other current liabilities	(36.9)
Other noncurrent liabilities	(27.3)
Total net assets acquired and liabilities assumed	$915.2
Intangible assets recognized as of the acquisition date were comprised of the following:

	Value (in millions)	Useful life (in years)
Completed technologies/patents	$6.2	5
Customer relationships	137.4	23
Trade names (finite-lived)	56.8	5
Backlog revenue	22.1	2
Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Goodwill resulting from the Access Technologies business acquisition is expected to be deductible for tax purposes.
The following unaudited pro forma financial information for the nine months ended September 30, 2022, reflects the consolidated results of operations of the Company as if the Access Technologies business acquisition had taken place on January 1, 2021:

In millions	2022
Net revenues	$2,587.5
Net earnings attributable to Allegion plc	340.1
The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisition that would have been incurred assuming the acquisition had occurred on January 1, 2021. Adjustments to historical financial information for the nine months ended September 30, 2022, include:

In millions	2022
Intangible asset amortization expense, net of tax	$(10.1)
Interest expense, net of tax	(10.7)
Acquisition and integration costs, net of tax	19.4

During the nine months ended September 30, 2023 and 2022, the Company incurred $9.9 million and $27.4 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Condensed and Consolidated Statements of Comprehensive Income.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	September 30, 2023	December 31, 2022
Raw materials	$229.5	$212.2
Work-in-process	43.5	41.7
Finished goods	195.7	225.1
Total	$468.7	$479.0

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2022 (gross)	$1,128.1	$858.6	$1,986.7
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2022 (net)	1,128.1	285.0	1,413.1
Acquisitions and adjustments	(2.8)	21.9	19.1
Currency translation	(0.2)	(3.9)	(4.1)
September 30, 2023 (net)	$1,125.1	$303.0	$1,428.1

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2023			December 31, 2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$63.3	$(34.4)	$28.9	$63.0	$(32.1)	$30.9
Customer relationships	520.5	(172.4)	348.1	515.0	(155.8)	359.2
Trade names (finite-lived)	138.5	(72.9)	65.6	135.7	(62.6)	73.1
Other	75.5	(47.3)	28.2	71.2	(35.9)	35.3
Total finite-lived intangible assets	797.8	$(327.0)	470.8	784.9	$(286.4)	498.5
Trade names (indefinite-lived)	109.5		109.5	110.4		110.4
Total	$907.3		$580.3	$895.3		$608.9

Intangible asset amortization expense was $46.6 million and $32.6 million for the nine months ended September 30, 2023 and 2022, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $61.5 million for full year 2023, $54.8 million for 2024, $49.1 million for 2025, $45.9 million for 2026 and $39.1 million for 2027.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2023	December 31, 2022
2021 Term Facility	$228.1	$237.5
2021 Revolving Facility	—	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.1	0.2
Total borrowings outstanding	2,028.2	2,106.7
Discounts and debt issuance costs, net	(10.5)	(12.2)
Total debt	2,017.7	2,094.5
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,005.1	$2,081.9
Unsecured Credit Facilities
The Company is party to an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $228.1 million was outstanding at September 30, 2023, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $9.4 million of principal on the 2021 Term Facility during the nine months ended September 30, 2023. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. The Company had $13.4 million of letters of credit outstanding at September 30, 2023. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2023, the Company's outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.513%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2023, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of September 30, 2023, Allegion US Hold Co had $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), and Allegion plc had $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, and will mature on July 1, 2032.
The 3.200% Senior Notes, 3.550% Senior Notes and 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, the 3.550% Senior Notes and the 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of September 30, 2023, the company was in compliance with all applicable covenants under the Senior Notes.

NOTE 7 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $214.2 million and $161.5 million at September 30, 2023 and December 31, 2022, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 10), nor the balances included in Accumulated other comprehensive loss were material as of September 30, 2023 or December 31, 2022. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income during the nine months ended September 30, 2023 and 2022, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At September 30, 2023, the maximum term of the Company’s currency derivatives was less than one year.
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

NOTE 8 - LEASES
Total rental expense for the nine months ended September 30, 2023 and 2022, was $47.6 million and $34.9 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $15.0 million and $7.0 million, respectively, for the nine months ended September 30, 2023 and 2022. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022.
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		September 30, 2023			December 31, 2022
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$110.2	$29.1	$139.3	$69.3	$28.8	$98.1
Lease liability - current	Accrued expenses and other current liabilities	17.7	14.1	31.8	17.7	14.1	31.8
Lease liability - noncurrent	Other noncurrent liabilities	96.0	15.0	111.0	54.8	14.7	69.5

Other information:
Weighted-average remaining term (years)		11.9	2.4		5.9	2.4
Weighted-average discount rate		4.9%	3.7%		3.5%	2.1%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2023			2022
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$18.0	$14.6	$32.6	$15.3	$12.6	$27.9
ROU assets obtained in exchange for new lease liabilities	57.3	10.8	68.1	31.3	8.6	39.9
During the nine months ended September 30, 2023, two new, long-term manufacturing and assembly facility leases commenced, which added a total ROU asset and corresponding lease liability of approximately $44 million.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2023 and for each of the years thereafter as of September 30, 2023, are as follows:

In millions	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Real estate leases	$5.8	$22.0	$19.6	$16.1	$13.1	$81.8	$158.4
Equipment leases	4.2	13.6	8.5	3.0	1.0	0.2	30.5
Total	$10.0	$35.6	$28.1	$19.1	$14.1	$82.0	$188.9
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2023, is due to imputed interest of $46.1 million.

NOTE 9 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Service cost	$0.2	$1.7	$0.6	$4.6
Interest cost	3.1	2.1	9.0	6.1
Expected return on plan assets	(3.7)	(3.3)	(11.2)	(10.1)
Administrative costs and other	0.3	0.2	0.8	0.8
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.3	0.3	0.6	0.8
Net periodic pension benefit cost (income)	$0.2	$1.0	$(0.1)	$2.3

	Non-U.S.
	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Service cost	$0.2	$0.4	$1.0	$1.1
Interest cost	3.0	1.8	9.0	5.4
Expected return on plan assets	(3.8)	(3.9)	(11.6)	(11.7)
Administrative costs and other	0.5	0.4	1.3	1.2
Net amortization of:
Prior service costs	0.1	—	0.1	0.1
Plan net actuarial losses	0.7	0.2	2.5	0.6
Net periodic pension benefit cost (income)	$0.7	$(1.1)	$2.3	$(3.3)
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other expense (income), net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the nine months ended September 30, 2023 or 2022. Employer contributions totaling approximately $4 million are expected to be made during the remainder of 2023.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Assets and liabilities measured at fair value as of September 30, 2023, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$16.5	$—	$16.5
Total asset recurring fair value measurements	$—	$16.5	$—	$16.5
Liabilities:
Deferred compensation and other retirement plans	$—	$16.6	$—	$16.6
Total liability recurring fair value measurements	$—	$16.6	$—	$16.6
Financial instruments not carried at fair value
Total debt	$—	$1,892.5	$—	$1,892.5
Total financial instruments not carried at fair value	$—	$1,892.5	$—	$1,892.5
Assets and liabilities measured at fair value as of December 31, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$19.9	$—	$19.9
Total asset recurring fair value measurements	$—	$19.9	$—	$19.9
Liabilities:
Deferred compensation and other retirement plans	$—	$20.3	$—	$20.3
Total liability recurring fair value measurements	$—	$20.3	$—	$20.3
Financial instruments not carried at fair value
Total debt	$—	$1,978.4	$—	$1,978.4
Total financial instruments not carried at fair value	$—	$1,978.4	$—	$1,978.4

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of September 30, 2023, are the same as those used as of December 31, 2022. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $47.0 million and $46.8 million as of September 30, 2023 and December 31, 2022, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

NOTE 11 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2023, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2022	$944.5	$0.9	87.9	$13.9	$1,212.8	$(285.8)	$2.7
Net earnings	123.6	—	—	—	123.5	—	0.1
Other comprehensive income, net	10.3	—	—	—	—	10.2	0.1
Share-based compensation activity	5.7	—	—	5.7	—	—	—
Dividends to ordinary shareholders ($0.45 per share)	(39.5)	—	—	—	(39.5)	—	—
Balance at March 31, 2023	1,044.6	0.9	87.9	19.6	1,296.8	(275.6)	2.9
Net earnings	142.0	—	—	—	142.0	—	—
Other comprehensive income (loss), net	7.9	—	—	—	—	8.8	(0.9)
Repurchase of ordinary shares	(19.9)	—	(0.2)	(19.9)	—	—	—
Share-based compensation activity	5.6	—	0.1	5.6	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.45 per share)	(39.6)	—	—	—	(39.6)	—	—
Balance at June 30, 2023	1,140.5	0.9	87.8	5.3	1,399.2	(266.8)	1.9
Net earnings	156.4	—	—	—	156.3	—	0.1
Other comprehensive (loss) income, net	(29.2)	—	—	—	—	(29.9)	0.7
Share-based compensation activity	6.1	—	—	6.1	—	—	—
Acquisition of noncontrolling interest	(3.0)	—	—	0.4	—	—	(3.4)
Dividends to ordinary shareholders ($0.45 per share)	(39.4)	—	—	—	(39.4)	—	—
Balance at September 30, 2023	$1,231.4	$0.9	87.8	$11.8	$1,516.1	$(296.7)	$(0.7)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes in the components of Equity for the nine months ended September 30, 2022, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	93.1	—	—	—	93.0	—	0.1
Other comprehensive loss, net	(21.0)	—	—	—	—	(21.0)	—
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	7.5	—	0.1	7.5	—	—	—
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at March 31, 2022	745.0	0.9	87.8	—	956.1	(215.4)	3.4
Net earnings	115.2	—	—	—	115.1	—	0.1
Other comprehensive income, net	(49.8)	—	—	—	—	(49.2)	(0.6)
Share-based compensation activity	5.4	—	—	5.4	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.41 per share)	(36.0)	—	—	—	(36.0)	—	—
Balance at June 30, 2022	779.7	0.9	87.8	5.4	1,035.2	(264.6)	2.8
Net earnings	114.6	—	—	—	114.6	—	—
Other comprehensive loss, net	(68.3)	—	—	—	—	(67.9)	(0.4)
Share-based compensation activity	3.8	—	—	3.8	—	—	—
Dividends to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Dividends to ordinary shareholders ($0.41 per share)	(36.1)	—	—	—	(36.1)	—	—
Balance at September 30, 2022	793.6	0.9	87.8	9.2	1,113.7	(332.5)	2.3
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the nine months ended September 30, 2023 and 2022, the Company paid $19.9 million and $61.0 million, respectively, to repurchase the ordinary shares reflected above on the open market under the Share Repurchase Authorization. As of September 30, 2023, the Company had approximately $500.0 million still available to be repurchased under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2023, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2022	$6.1	$(117.1)	$(174.8)	$(285.8)
Other comprehensive (loss) income before reclassifications	0.7	(0.7)	(13.6)	(13.6)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.5)	2.9	—	2.4
Tax benefit	0.2	0.1	—	0.3
September 30, 2023	$6.5	$(114.8)	$(188.4)	$(296.7)

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
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to defined benefit items are recorded in Other expense (income), net.

NOTE 12 - SHARE-BASED COMPENSATION
The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"). Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the share-based compensation expense recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Stock options	$0.8	$0.4	$3.6	$3.8
RSUs	3.1	2.2	11.2	11.7
PSUs	2.0	1.5	5.5	4.5
Pre-tax expense	5.9	4.1	20.3	20.0
Tax benefit	(0.6)	(0.5)	(2.5)	(2.2)
After-tax expense	$5.3	$3.6	$17.8	$17.8
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2023		2022
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	156,929	$33.66	234,809	$28.24
RSUs	131,386	$112.72	176,003	$112.07
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the nine months ended September 30:

	2023	2022
Dividend yield	1.60%	1.46%
Volatility	28.47%	27.12%
Risk-free rate of return	4.10%	2.13%
Expected life (years)	6.0	6.0
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
Performance Stock
During the nine months ended September 30, 2023, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2021, 2022 and 2023, the Company’s Compensation Committee granted PSUs that were earned

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

NOTE 13 - RESTRUCTURING ACTIVITIES
During the nine months ended September 30, 2023 and 2022, the Company recorded $7.4 million and $3.1 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the nine months ended September 30, 2023, were as follows:

In millions	Total
December 31, 2022	$0.2
Additions, net of reversals	7.4
Cash payments	(4.4)
September 30, 2023	$3.2
The majority of the costs accrued as of September 30, 2023, are expected to be paid within one year.
The Company also incurred other non-qualified restructuring charges of $0.2 million and $1.6 million during the nine months ended September 30, 2023 and 2022, respectively, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These expenses are included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 14 - OTHER EXPENSE ( INCOME), NET
The components of Other expense (income), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Interest income	$(1.5)	$(0.4)	$(3.4)	$(0.6)
Foreign currency exchange loss	1.1	—	2.8	1.9
Net periodic pension and postretirement benefit cost (income), less service cost	0.4	(2.1)	0.5	(7.1)
Other	0.1	1.0	(1.7)	(1.3)
Other expense (income), net	$0.1	$(1.5)	$(1.8)	$(7.1)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2023 and 2022, were 8.1% and 14.3%, respectively. The decrease in the effective income tax rate compared to 2022 is primarily due to the favorable year over year change in the amounts recognized for uncertain tax positions, partially offset by an unfavorable change in the mix of income earned in higher tax rate jurisdictions.
The effective income tax rates for the nine months ended September 30, 2023 and 2022, were 12.1% and 13.7%, respectively. The decrease in the effective income tax rate compared to 2022 is primarily due to the favorable year over year change in the amounts recognized for uncertain tax positions, partially offset by an unfavorable change in the mix of income earned in higher tax rate jurisdictions.

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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Weighted-average number of basic shares	87.9	87.9	87.9	88.0
Shares issuable under share-based compensation plans	0.3	0.3	0.4	0.4
Weighted-average number of diluted shares	88.2	88.2	88.3	88.4
At September 30, 2023, 0.6 million stock options were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2023 and 2022, respectively, disaggregated by business segment:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$703.4	$167.1	$870.5	$2,090.5	$521.8	$2,612.3
Services	37.5	9.9	47.4	118.5	22.6	141.1
Total Net revenues	$740.9	$177.0	$917.9	$2,209.0	$544.4	$2,753.4

	Three months ended September 30, 2022			Nine months ended September 30, 2022
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$709.3	$162.1	$871.4	$1,817.4	$536.1	$2,353.5
Services	32.6	9.7	42.3	33.7	23.2	56.9
Total Net revenues	$741.9	$171.8	$913.7	$1,851.1	$559.3	$2,410.4
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
As of September 30, 2023, neither the contract assets related to the Company’s right to consideration for work completed but not billed, nor the contract liabilities associated with contract revenue were material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and nine months ended September 30, 2023 and 2022, no adjustments related to performance obligations satisfied in previous periods were recorded.

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
Environmental Matters
As of September 30, 2023 and December 31, 2022, the Company had reserves for environmental matters of $22.0 million and $24.1 million, respectively. The total reserve at September 30, 2023 and December 31, 2022, included $13.0 million and $13.8 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2023 and December 31, 2022, was $3.8 million and $3.9 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during either the three or nine months ended September 30, 2023, or 2022. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2023	2022
Balance at beginning of period	$18.2	$17.7
Reductions for payments	(6.8)	(6.9)
Accruals for warranties issued during the current period	8.9	6.4
Changes to accruals related to preexisting warranties	(0.5)	—
Acquisitions	—	1.7
Currency translation	(0.2)	(1.0)
Balance at end of period	$19.6	$17.9
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

NOTE 19 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker, the chief executive officer, uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.
Due to a reporting change effective January 1, 2023, results for the Company's Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the prior periods' summary of operations by reportable segment below have been recast to conform with the current period presentation. The impact of this recast was to re-align approximately $5.2 million and $16.5 million of Net Revenues, and $(0.1) million and $1.5 million of Segment operating income, respectively, for the three and nine months ended September 30, 2022, from the Allegion Americas segment to the Allegion International segment.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2023	2022	2023	2022
Net revenues
Allegion Americas	$740.9	$741.9	$2,209.0	$1,851.1
Allegion International	177.0	171.8	544.4	559.3
Total	$917.9	$913.7	$2,753.4	$2,410.4
Segment operating income
Allegion Americas	$200.2	$178.5	$582.2	$454.4
Allegion International	15.7	14.8	40.2	47.4
Total	215.9	193.3	622.4	501.8
Reconciliation to Operating income
Unallocated corporate expense	(22.8)	(30.4)	(73.7)	(74.8)
Operating income	193.1	162.9	548.7	427.0
Reconciliation to earnings before income taxes
Interest expense	22.9	23.1	70.2	52.2
Loss on divestitures	—	7.6	—	7.6
Other income, net	0.1	(1.5)	(1.8)	(7.1)
Earnings before income taxes	$170.1	$133.7	$480.3	$374.3

NOTE 20 - SUBSEQUENT EVENTS
In October 2023, Allegion Ventures, the Company's corporate venture fund, made a $20.0 million investment in Ambient.ai, a company that applies artificial intelligence and computer vision intelligence to existing security camera infrastructure.

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
Recent Developments
Business and Industry Trends and Outlook
Throughout the first nine months of 2023, we continued to experience stable demand for our non-residential products and services in our Allegion Americas segment. Revenue from electronic security products has also remained strong globally, as we realize the benefits from measures taken to address supply chain challenges in prior years.
Beginning in the second quarter and continuing into the early part of the third quarter of 2023, customers began adjusting ordering patterns in response to our reduced lead times due to improved supply chain and operational execution, which resulted in lower volume from non-residential mechanical products. Additionally, lower demand negatively impacted volumes of residential products within our Allegion Americas segment. We continue to experience softness in demand in China and for our Global Portable Security products in our Allegion International segment.
Pricing initiatives continued to drive revenue growth during 2023. We expect pricing to continue to mitigate inflation in our cost base throughout the remainder of 2023.
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
2023 Dividends and Share Repurchases
During the nine months ended September 30, 2023, we paid dividends of $1.35 per ordinary share to shareholders and repurchased approximately 0.2 million shares for $19.9 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2023	% of revenues	2022	% of revenues
Net revenues	$917.9		$913.7
Cost of goods sold	514.6	56.1%	545.7	59.7%
Selling and administrative expenses	210.2	22.9%	205.1	22.4%
Operating income	193.1	21.0%	162.9	17.8%
Interest expense	22.9		23.1
Loss on divestitures	—		7.6
Other expense (income), net	0.1		(1.5)
Earnings before income taxes	170.1		133.7
Provision for income taxes	13.7		19.1
Net earnings	156.4		114.6
Less: Net earnings attributable to noncontrolling interests	0.1		—
Net earnings attributable to Allegion plc	$156.3		$114.6

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.77		$1.30
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2023, increased by 0.5%, or $4.2 million, compared with the same period in 2022, due to the following:

Pricing	6.5%
Volume	(7.1)%
Acquisitions / divestitures	0.1%
Currency exchange rates	1.0%
Total	0.5%
The increase in Net revenues was driven by improved pricing across our major businesses to address inflation, the acquisitions of the Access Technologies business and plano and favorable foreign currency exchange rate movements. These increases were partially offset by lower volumes and a prior year divestiture.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended September 30, 2023, increased $30.2 million compared to the same period in 2022. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2023, increased to 21.0% from 17.8% for the same period in 2022, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$162.9	17.8%
Pricing and productivity in excess of inflation and investment spending	43.4	3.2%
Volume / product mix	(32.4)	(1.9)%
Acquisition / integration/ restructuring expenses	19.2	2.1%
Currency exchange rates	(1.0)	(0.3)%
Acquisitions / divestitures	1.0	0.1%
September 30, 2023	$193.1	21.0%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, the contribution to operating income from recent acquisition and divestiture activity and lower restructuring and acquisition expenses. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.

The increase in Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending, lower restructuring and acquisition expenses and the impact to operating margin from recent acquisition and divestiture activity. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.
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
Interest Expense
Interest expense for the three months ended September 30, 2023, decreased $0.2 million compared with the same period in 2022, primarily due to lower outstanding indebtedness compared to the same period in the prior year.
Other Expense (Income), Net
The components of Other expense (income), net for the three months ended September 30 were as follows:

In millions	2023	2022
Interest income	$(1.5)	$(0.4)
Foreign currency exchange loss	1.1	—
Net periodic pension and postretirement benefit cost (income), less service cost	0.4	(2.1)
Other	0.1	1.0
Other expense (income), net	$0.1	$(1.5)
Provision for Income Taxes
The effective income tax rates for the three months ended September 30, 2023 and 2022, were 8.1% and 14.3%, respectively. The decrease in the effective income tax rate compared to 2022 is primarily due to the favorable year over year change in the amounts recognized for uncertain tax positions, partially offset by an unfavorable change in the mix of income earned in higher tax rate jurisdictions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2023	% of revenues	2022	% of revenues
Net revenues	$2,753.4		$2,410.4
Cost of goods sold	1,557.2	56.6%	1,438.7	59.7%
Selling and administrative expenses	647.5	23.5%	544.7	22.6%
Operating income	548.7	19.9%	427.0	17.7%
Interest expense	70.2		52.2
Loss on divestitures	—		7.6
Other income, net	(1.8)		(7.1)
Earnings before income taxes	480.3		374.3
Provision for income taxes	58.3		51.4
Net earnings	422.0		322.9
Less: Net earnings attributable to noncontrolling interests	0.2		0.2
Net earnings attributable to Allegion plc	$421.8		$322.7

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$4.78		$3.65
Net Revenues
Net revenues for the nine months ended September 30, 2023, increased by 14.2%, or $343.0 million, compared with the same period in 2022, due to the following:

Pricing	8.5%
Volume	(2.4)%
Acquisitions / divestitures	8.3%
Currency exchange rates	(0.2)%
Total	14.2%
The increase in Net revenues was driven by improved pricing across our major businesses to address inflation and the acquisitions of the Access Technologies business and plano. These increases were partially offset by lower volumes and unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the nine months ended September 30, 2023, increased $121.7 million compared to the same period in 2022. Operating margin for the nine months ended September 30, 2023, increased to 19.9% from 17.7% for the same period in 2022, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$427.0	17.7%
Pricing and productivity in excess of inflation and investment spending	121.3	3.0%
Volume / product mix	(23.7)	(0.6)%
Acquisition / integration/ restructuring expenses	6.6	0.3%
Currency exchange rates	(10.1)	(0.2)%
Acquisitions / divestitures	27.6	(0.3)%
September 30, 2023	$548.7	19.9%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, lower acquisition, integration and restructuring expenses and the contribution to operating income from recent acquisition and divestiture activity. These increases were partially offset by lower volumes and unfavorable foreign currency exchange rate movements.
The increase in Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending and lower acquisition, integration and restructuring expenses. These increases were partially offset by lower volumes, unfavorable foreign currency exchange rate movements and the impact to operating margin from recent acquisition and divestiture activity.

Interest Expense
Interest expense for the nine months ended September 30, 2023, increased $18.0 million compared with the same period in 2022, primarily due to interest on our 5.411% Senior Notes issued during 2022 and the increase in borrowing under the 2021 Revolving Facility, as well as a higher weighted-average interest rate on our variable rate outstanding indebtedness.
Other Income, Net
The components of Other income, net for the nine months ended September 30 were as follows:

In millions	2023	2022
Interest income	$(3.4)	$(0.6)
Foreign currency exchange loss	2.8	1.9
Net periodic pension and postretirement benefit cost (income), less service cost	0.5	(7.1)
Other	(1.7)	(1.3)
Other income, net	$(1.8)	$(7.1)
Provision for Income Taxes
The effective income tax rates for the nine months ended September 30, 2023 and 2022, were 12.1% and 13.7%, respectively. The decrease in the effective income tax rate compared to 2022 is primarily due to the favorable year over year change in the amounts recognized for uncertain tax positions, partially offset by an unfavorable change in the mix of income earned in higher tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings. Due to a reporting change effective January 1, 2023, results for our Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the prior periods' summary of operations by reportable segment below have been recast to conform with the current period presentation. The impact of this recast was to re-align approximately $5.2 million and $16.5 million of Net Revenues, and $(0.1) million and $1.5 million of Segment operating income, respectively, for the three and nine months ended September 30, 2022, from the Allegion Americas segment to the Allegion International segment.

Segment Results of Operations - For the three and nine months ended September 30:

	Three months ended			Nine months ended
In millions	2023	2022	% Change	2023	2022	% Change
Net revenues
Allegion Americas	$740.9	$741.9	(0.1)%	$2,209.0	$1,851.1	19.3%
Allegion International	177.0	171.8	3.0%	544.4	559.3	(2.7)%
Total	$917.9	$913.7		$2,753.4	$2,410.4

Segment operating income
Allegion Americas	$200.2	$178.5	12.2%	$582.2	$454.4	28.1%
Allegion International	15.7	14.8	6.1%	40.2	47.4	(15.2)%
Total	$215.9	$193.3		$622.4	$501.8

Segment operating margin
Allegion Americas	27.0%	24.1%		26.4%	24.5%
Allegion International	8.9%	8.6%		7.4%	8.5%
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
Net Revenues
Net revenues for the three months ended September 30, 2023, decreased by 0.1%, or $1.0 million, compared to the same period in 2022, due to the following:

Pricing	6.9%
Volume	(6.9)%
Currency exchange rates	(0.1)%
Total	(0.1)%
The decrease in Net revenues was driven by lower volumes and unfavorable currency exchange rate movements partially offset by improved pricing to address inflation.
Net revenues from non-residential products for the three months ended September 30, 2023, excluding Net revenues from our Access Technologies business, increased by a low-single digits percent compared to the same period in the prior year, driven by improved pricing and higher electronics products volumes partially offset by lower mechanical volumes. We currently anticipate demand for our non-residential products to remain stable through the remainder of 2023. Net revenues from our Access Technologies business increased by a mid-teens percent.
Net revenues from residential products for the three months ended September 30, 2023, decreased by a low-teens percent compared to the same period in the prior year. Given current market conditions around new construction and consumer sentiment, we expect continued softness in demand for our residential products.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended September 30, 2023, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a high-teens percent compared to the same period in the prior year. We expect continued growth in Net revenues from the sale of electronic products for the remainder of 2023, given high demand, pricing initiatives and improved component availability relative to 2022.
Net revenues for the nine months ended September 30, 2023, increased by 19.3%, or $357.9 million, compared to the same period in 2022, due to the following:

Pricing	9.5%
Volume	(0.7)%
Acquisitions	10.8%
Currency exchange rates	(0.3)%
Total	19.3%
The increase in Net revenues was driven by significantly improved pricing to address inflation and the impact of our Access Technologies business acquisition. These increases were partially offset by lower volumes and unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products for the nine months ended September 30, 2023, increased by a low double-digit percent compared to the same period in the prior year. Net revenues from residential products for the nine months ended September 30, 2023, decreased by a low-single digits percent compared to the same period in the prior year. Net revenues from the sale of electronic products in the Allegion Americas segment for the nine months ended September 30, 2023, increased by approximately thirty percent compared to the same period in the prior year.
Operating income/margin
Segment operating income for the three months ended September 30, 2023, increased $21.7 million compared to the same period in 2022, and Segment operating margin for the three months ended September 30, 2023, increased to 27.0% from 24.1%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$178.5	24.1%
Pricing and productivity in excess of inflation and investment spending	39.2	3.3%
Volume / product mix	(25.3)	(1.6)%
Currency exchange rates	(3.8)	(0.4)%
Acquisition / integration/ restructuring expenses	11.6	1.6%
September 30, 2023	$200.2	27.0%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.
The increase in Segment operating margin was primarily due to pricing and productivity improvements in excess of inflation and investment spending and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements.
Segment operating income for the nine months ended September 30, 2023, increased $127.8 million compared to the same period in 2022, and Segment operating margin for the nine months ended September 30, 2023, increased to 26.4% from 24.5%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$454.4	24.5%
Pricing and productivity in excess of inflation and investment spending	127.6	3.9%
Volume / product mix	(6.1)	(0.2)%
Currency exchange rates	(11.6)	(0.2)%
Acquisitions	25.0	(1.2)%
Acquisition / integration/ restructuring expenses	(7.1)	(0.4)%
September 30, 2023	$582.2	26.4%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending and the contribution to Segment operating income from our Access Technologies business acquisition. These increases were partially offset by unfavorable volume/product mix, a year-over-year increase in acquisition, integration and restructuring expenses and unfavorable foreign currency exchange rate movements.
The increase in Segment operating margin was primarily due to pricing and productivity improvements in excess of inflation and investment spending. These increases were partially offset by unfavorable volume/product mix, a year-over-year increase in acquisition, integration and restructuring expenses, unfavorable foreign currency exchange rate movements and the impact to Segment operating margin from our Access Technologies business acquisition.

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
Net Revenues
Net revenues for the three months ended September 30, 2023, increased by 3.0%, or $5.2 million, compared to the same period in 2022, due to the following:

Pricing	5.0%
Volume	(7.8)%
Acquisitions / divestitures	0.6%
Currency exchange rates	5.2%
Total	3.0%
The increase in Net revenues was primarily driven by improved pricing, favorable foreign currency exchange rate movements and the favorable impact from the current year acquisition of plano. This increase was partially offset by lower volumes, particularly within our Global Portable Security and China businesses, as well as a prior year divestiture.
Net revenues for the nine months ended September 30, 2023, decreased by 2.7%, or $14.9 million, compared to the same period in 2022, due to the following:

Pricing	5.1%
Volume	(8.0)%
Acquisitions / divestitures	—%
Currency exchange rates	0.2%
Total	(2.7)%
The decrease in Net revenues was primarily driven by lower volumes, particularly within our Global Portable Security and China businesses. These decreases were partially offset by improved pricing across our major businesses throughout the segment as well as favorable foreign currency exchange rate movements. The impact from the current year acquisition of plano was offset by a prior year divestiture.
Operating income/margin
Segment operating income for the three months ended September 30, 2023, increased $0.9 million compared to the same period in 2022, and Segment operating margin for the three months ended September 30, 2023, increased to 8.9% from 8.6%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$14.8	8.6%
Pricing and productivity in excess of inflation and investment spending	6.9	3.4%
Volume / product mix	(7.1)	(3.2)%
Currency exchange rates	2.8	1.1%
Acquisitions / divestitures	1.0	0.6%
Acquisition / integration/ restructuring expenses	(2.7)	(1.6)%
September 30, 2023	$15.7	8.9%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact to Segment operating income from favorable foreign currency exchange rate movements and recent acquisition and divestiture activity. These increases were partially offset by unfavorable volume/product mix and higher acquisition, integration and restructuring expenses.
The increase in Segment operating margin was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact to Segment operating margin from favorable foreign currency exchange rate movements and recent acquisition and divestiture activity. These increases were partially offset by unfavorable volume/product mix and higher acquisition, integration and restructuring expenses.
Segment operating income for the nine months ended September 30, 2023, decreased $7.2 million compared to the same period in 2022, and Segment operating margin for the nine months ended September 30, 2023, decreased to 7.4% from 8.5%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2022	$47.4	8.5%
Pricing and productivity in excess of inflation and investment spending	10.3	1.2%
Volume / product mix	(17.6)	(2.3)%
Currency exchange rates	1.5	0.2%
Acquisitions / divestitures	2.7	0.5%
Acquisition / integration/ restructuring expenses	(4.1)	(0.7)%
September 30, 2023	$40.2	7.4%
The decrease in Segment operating income was primarily driven by unfavorable volume/product mix and a year-over-year increase in restructuring, integration and acquisition expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending, favorable foreign currency exchange rate movements and the favorable impact to Segment operating income from recent acquisition and divestiture activity.
The decrease in Segment operating margin was primarily driven by unfavorable volume/product mix and a year-over-year increase in restructuring and acquisition expenses. These decreases were partially offset by the favorable impact to Segment operating margin from pricing and productivity improvements in excess of inflation and investment spending, favorable foreign currency exchange rate movements and recent acquisition and divestiture activity.

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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of September 30, 2023, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the 2021 Revolving Facility, as of September 30, 2023, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the 2021 Credit Facilities, together with financing we believe would be accessible to us in the credit and capital markets, are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by operating activities	$381.1	$267.1
Net cash used in investing activities	(83.4)	(965.9)
Net cash (used in) provided by financing activities	(219.9)	606.1
Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2023, increased $114.0 million compared to the same period in 2022, primarily driven by increased Net earnings and changes in working capital.
Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2023, decreased $882.5 million compared to the same period in 2022, primarily due to the $923.1 million acquisition of the Access Technologies business in July 2022, partially offset by $31.7 million of cash paid for acquisitions in 2023 and $19.2 million of increased capital expenditures in 2023, primarily related to the construction of a new manufacturing facility.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2023, increased $826.0 million compared to the same period in 2022, primarily due to the issuance of our 5.411% Senior Notes in the prior year used for the purchase of the Access Technologies business, $30 million of repayments in the current year of borrowings under our 2021 Revolving Facility, partially offset by a $41.1 million reduction in cash used to repurchase ordinary shares.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2023	December 31, 2022
2021 Term Facility	$228.1	$237.5
2021 Revolving Facility	—	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.1	0.2
Total borrowings outstanding	2,028.2	2,106.7
Discounts and debt issuance costs, net	(10.5)	(12.2)
Total debt	2,017.7	2,094.5
Less current portion of long-term debt	12.6	12.6
Total long-term debt	$2,005.1	$2,081.9
We are party to an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $228.1 million was outstanding at September 30, 2023, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”), of which $0.0 million was outstanding at September 30, 2023. The 2021 Credit Facilities mature on November 18, 2026.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. We repaid $9.4 million of principal on the 2021 Term Facility during the nine months ended September 30, 2023. Principal amounts repaid on the 2021 Term Facility may not be reborrowed. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, including up to $100.0 million for the issuance of letters of credit. We had $13.4 million of letters of credit outstanding at September 30, 2023. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at our option, equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At September 30, 2023, outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.513%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the credit agreement. As of September 30, 2023, we were in compliance with all applicable covenants under the credit agreement.
As of September 30, 2023, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, beginning January 1, 2023, and will mature on July 1, 2032.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2023, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.

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
Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2023		Year ended December 31, 2022
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(5.2)	(0.4)	(6.7)	(14.4)
Equity earnings in affiliates, net of tax	465.6	239.7	505.9	195.5
Transactions with related parties and subsidiaries(a)	(16.2)	(57.6)	(21.1)	(79.6)
Net earnings	421.8	168.3	458.0	85.0
Net earnings attributable to the entity	421.8	168.3	458.0	85.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	September 30, 2023		December 31, 2022
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.1	$379.2	$—	$380.2
Total current assets	10.9	410.1	3.3	417.4
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,404.9	—	1,523.9
Total noncurrent assets	1,792.3	1,489.1	1,792.6	1,596.6
Current liabilities:
Amounts due to related parties and subsidiaries	$40.9	$625.5	$45.9	$278.8
Total current liabilities	64.1	648.5	65.3	303.5
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	476.5	2,458.9	659.5	2,694.5
Total noncurrent liabilities	1,089.8	3,855.0	1,282.0	4,166.1

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
Management believes there have been no significant changes during the nine months ended September 30, 2023, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2023. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
Except as noted below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2022. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

We could be subject to changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities.
Our future effective tax rate and cash tax obligations could be adversely affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, interpretations or accounting principles, as well as certain discrete items. In addition, we are subject to regular review and audit by tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our Consolidated Financial Statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, due to shifting economic and political conditions, tax policies, laws, interpretations and rates in various jurisdictions may be subject to significant change, which could materially affect our financial position and results of operations. For example, many countries in Europe, as well as a number of other countries and organizations, have recently proposed, recommended or implemented changes to existing tax laws or have enacted new laws that could significantly increase our effective tax rate or cash tax obligations in countries where we do business or require us to change the manner in which we operate our business. Additionally, the European Commission has been investigating whether various tax regimes or private tax rulings provided by a country to particular taxpayer may constitute State Aid. We continue to examine the impact the above items may have on our business and the amount of tax we must pay.

The implementation of global tax reforms could negatively impact our financial results.
In recent years, the Organization for Economic Cooperation and Development (“OECD”) has led international efforts to implement various international tax reforms, including the introduction of a global minimum effective corporate tax (“GMT”) rate of 15%, applied on a jurisdiction-by-jurisdiction basis. Over 130 countries agreed to the general framework of the GMT rules and approximately 50 countries are currently proposing to implement core elements of the GMT rules. Further, on December 15, 2022, the European Union adopted a Council Directive which requires GMT rules to be transposed into member states’ national laws starting in 2024.

On October 19 2023, Ireland, the location of our incorporation, issued draft legislation for the transposition of GMT rules into Irish law. We are currently assessing the impact of the draft legislation, which may change before official promulgation into Irish law. Further, we anticipate the continued and ongoing release of OECD GMT interpretive guidance. We expect our effective income tax rate will increase beginning in 2024, but given the draft nature of the legislation and expected additional legislation, we are unable to quantify the significance of the impact at this time. However, the overall impact of GMT to our effective tax rate, financial position, results of operations and cash flows could be material.

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
July 1 - July 31	—	$—	—	$500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000
Total	—	$—	—	$500,000
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

Item 5 - Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

ALLEGION PLC (Registrant)

Date:	October 31, 2023	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 31, 2023	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer