Form 10-K
period 2023-12-31
Allegion plc
filed 2024-02-20
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of our ordinary shares held by non-affiliates on June 30, 2023 was approximately $10.5 billion based on the closing price of such shares on the New York Stock Exchange on that date.
The number of ordinary shares outstanding of Allegion plc as of February 14, 2024 was 87,554,388.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 6, 2024 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K as described herein.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2023

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
These events, risks and uncertainties are further described in Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. We do not undertake to update any forward-looking statements, except as required by law.

PART I
Item 1.    BUSINESS
Overview
Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people and assets safe and secure in the places they live, learn, work and connect. We create peace of mind by pioneering safety and security with a vision of enabling seamless access and a safer world. Seamless access allows authorized, automated and safe passage and movement through spaces and places in the most efficient and frictionless manner possible. Central to our vision is partnering and developing ecosystems to create a flawless experience and enable an uninterrupted and secure flow of people and assets. We offer an extensive and versatile portfolio of security and access control products and solutions across a range of market-leading brands. Our experts across the globe deliver high-quality security hardware, software, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

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
•Increased focus on touchless solutions that help promote a healthy environment; and
•The shift to a digital, interconnected and increasingly interoperable environment.
We operate in and report financial results for two segments: Allegion Americas and Allegion International, the latter of which provides security products, services and solutions primarily throughout Europe, Asia and Oceania. We sell our products and solutions under the following brands:

Allegion Brands

(Listed for each business segment)

Product Category	Allegion Americas	Allegion International
Locks, locksets, portable locks and key systems	DEXTER FALCON KRYPTONITE LOCKNETICS SCHLAGE	Austral Lock by Gainsborough AXA BRICARD Briton CISA FALCON FSH by Schlage Gainsborough KRYPTONITE LEGGE NORMBAU SCHLAGE SimonsVoss technologies TRELOCK Deine Sicherheit.
Electronic security products and access control systems, including time, attendance and workforce productivity	ISONAS LOCKNETICS LCN SCHLAGE VON DUPRIN	BRICARD CISA FSH by Schlage Gainsborough interflex ISONAS PegaSys plano SCHLAGE SimonsVoss technologies VON DUPRIN
Door controls and systems and exit devices	AD SYSTEMS DEXTER FALCON LCN STANLEY Access Technologies VON DUPRIN	BRICARD Briton CISA FALCON LCN SCHLAGE VON DUPRIN

*STANLEY ACCESS TECHNOLOGIES is used with permission. STANLEY is the property of Stanley Logistics L.L.C.

Allegion Brands

(Listed for each business segment)

Product Category	Allegion Americas	Allegion International
Doors, accessories and other	Brio GLYNN-JOHNSON IVES KRYPTONITE LOCKNETICS Republic STEELCRAFT TGP ZERO INTERNATIONAL	Austral Lock BY GAINSBOROUGH AXA BRICARD Brio Briton CISA Gainsborough GLYNN-JOHNSON IVES KRYPTONITE LEGGE NORMBAU STEELCRAFT TGP TRELOCK Deine Sicherheit. ZERO INTERNATIONAL
Services and software	STANLEY Access Technologies ISONAS yonomi zentra	API Locksmiths interflex

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
During the year ended December 31, 2023, we generated Net revenues of $3,650.8 million and Operating income of $708.4 million.

Net Revenues by Product and Service Category
5%
27%
14%
25%
28%
Locks / Locksets / Portable Locks / Key Systems
Electronic Security Products / Access Control Systems / Time, Attendance and Workforce Productivity
Door Controls and Systems / Exit Devices
Doors / Accessories / Other
Services / Software

History and Developments
We were incorporated in Ireland on May 9, 2013, to hold the commercial and residential security businesses of what was then Ingersoll Rand plc ("Ingersoll Rand"). On December 1, 2013, we became a stand-alone public company after Ingersoll Rand completed the separation of these businesses from the rest of Ingersoll Rand via the transfer of these businesses from Ingersoll Rand to us and the issuance by us of ordinary shares directly to Ingersoll Rand’s shareholders. Our security businesses have long and distinguished operating histories. Several of our brands were established more than 100 years ago, and many originally created their categories:
•Von Duprin, established in 1908, was awarded the first exit device patent;
•Schlage, established in 1920, was awarded the first patents granted for the cylindrical lock and the push button lock;
•LCN, established in 1926, created the first door closer;
•CISA, established in 1926, devised the first electronically controlled lock;
•SimonsVoss, established in 1995, created the first keyless digital transponder; and
•Stanley Access Technologies ("Access Technologies") patented the world's first hands-free door operator in 1931.
We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN in 1974. Today, we continue to develop, acquire and introduce innovative products.

In 2018, we announced the formation of Allegion Ventures to invest in and help accelerate the growth of companies that have innovative, digital-first technologies and products such as touchless access and workspace monitoring solutions that complement our core business solutions. Building on this success, in December 2021, Allegion Ventures announced a second fund with an additional allocation of $100 million to focus on investing in technologies like artificial intelligence (AI), video monitoring, machine learning and cybersecurity. For example, in 2023, Allegion Ventures made a $20 million investment in Ambient.ai, an AI powered computer vision intelligence company.
Recent examples of successful product launches by Allegion are illustrated in the table below:

Product	Brands	Year	Innovation
Electronic Locks, Locksets and Portable Locks	Schlage, CISA, AXA	2021/2022/2023
Schlage Encode Plus Smart WiFi Deadbolt one of the first in the market to work with Apple home keys, allowing lock or unlock access using an iPhone or Apple Watch. Schlage Encode Smart WiFi Lever is for use in doors without a deadbolt; connects to home WiFi and pairs with the Schlage app.

Narrow profile smart lock for Australia and New Zealand for use on aluminum and timber doors, utilizing the Schlage Breeze app (Schlage Artus). Next-generation smart entry door lock for the New Zealand market, operating on the Schlage Breeze app and offering a retrofit solution to Schlage S-6000 and competitor products (Schlage Resolute). Upgraded mortice lock platform for the Australia and New Zealand OEM market, providing increased functionality and improving installation time (Schlage Virtus).

First CISA motorized lock solution for high-security connected smart doors (Domo Connexa), manageable in proximity and remotely using a mobile app.

Electronic Key Systems and Access Control, Mobile and Web Applications	SimonsVoss, CISA, Schlage, Interflex, ISONAS, Zentra	2021/2022/2023
SimonsVoss new option for wireless online connections to a virtual network (SmartHandle AX, SmartIntego) and a retrofit, no-drill locking option for lockers and furniture in schools, hospitals and industry facilities that integrates into the existing SimonsVoss digital ecosystem for offline and online access (SmartLocker). Expanded radio network technology to include European frequency band 868MHz and 920MHz technology.

FSS1 High Security Door Position Sensors (Schlage) provide a high-security solution with adjustable anti-tamper features to help prevent against attacks through magnetic, electronic or physical means.

Visitor management modules and managed service featuring a cloud-based solution of time recording (Interflex); cloud-hosted access control platform with real-time events, alerts and user-initiated door control (ISONAS).

Pure Access enhanced support for mobile ready Schlage TB readers connected to an ISONAS IP-Bridge to allow seamless integration with Schlage Mobile Credentials and enhanced functionality for the NDE/LE wireless locks.

Multi-family access control solution providing a turnkey, simple, secure and smart offering of software and integrated hardware covering all access needs for the building (Zentra).

Product	Brands	Year	Innovation
Mechanical Locks, Locksets, Portable Locks and Key Systems	CISA, Schlage, Legge, Bricard, AXA, Kryptonite, Trelock	2021/2022/2023
Mortice self-locking system with a mono-point motorized lock variant, new multi-point exit mortice self-locking system for panic exit doors with narrow profile (CISA) and new platformed, modular replacement of cylindrical locks (Schlage ALX). Next generation of multi-function mortice locks, 991 Multi-Function Mortice Lock Series (Legge), allows easy conversions and anti-lockout function.

New key override safety feature option on mortise locks (Schlage L Series).
Six mechanical and two electrified options available.
Large format interchangeable core options to fit competitive locksets.
Bricard Evidence handle range for commercial and residential markets, with an exclusive and unique rose fixation and adjustment design, functionality and finishes.

Electronic and Electrified Door Controls and Systems and Exit Devices	Von Duprin, LCN, CISA, Stanley Access Technologies	2021/2022/2023
Security indicator (Von Duprin) for visual verification and lockdown. The -2SI security indicator provides at-a-glance verification of door status from inside the room. Also available as a retrofit conversion kit for existing 98/99 Series exit devices.

Range of touchless solutions, including automatic operators, actuators and wireless transmitters (LCN). New 6400 Compact Series (LCN) low-energy automatic operator retrofit solution with actuators reduces the cost and complexity of touchless access and adds ADA accessibility. Enhancements to the already durable 4040XP (LCN) door closer, making it even easier to install and maintain.

NA new automatic door/window solution for increased efficiencies for drive through restaurants (Stanley Access Technologies
DuraGlide DT). Telescopic manual and automatic version of ICU doors providing the biggest clear door opening in the industry, proprietary handle design and the slimmest header (ProCare 8500).

Doors, Accessories and Other	TGP, AXA	2021/2022/2023
North America's first fire-rated Full-Lite Door System (TGP), certified to meet forced entry standards (TGP ASTM E2395).

Smoke-rated partition featuring doors, sidelites/transoms and standalone windows suitable for enclosed elevator lobbies in multifamily buildings. It is comprised of glass, frames and hardware and is the first system fully tested to UL 1784 (TGP SmokeSafe™
Window & Door System).

Die-rolled steel profile swinging door with sidelite(s); North America’s first fire-rated full-lite door system certified to forced-entry standards
(TGP TGProtect™ FR System).

Industry and Competition
We serve customers within institutional, commercial and residential construction and remodeling markets throughout North America, Europe, Asia and Oceania. We expect the security products industry will continue to benefit from favorable trends such as increased concerns about safety and security, new attention on touchless solutions that help promote a healthy environment and technology-driven innovation that enables seamless access and a better user experience as people and assets traverse multiple locations and facilities. Further, we expect continued growth in connected security products and solutions as end-users continue to adopt newer technologies, including IoT and AI, in their facilities and single and multi-family homes.
The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high degree of fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB and dormakaba Group. We also face competition in various markets and product categories throughout the world, including Fortune Brands Innovations, Inc. in the North American residential market. As we move into more technologically advanced product categories, we may also compete against new, more specialized competitors and technology companies.
Our success depends on a variety of factors, including brand and reputation, product breadth, innovation, integration with popular technology platforms, quality and delivery capabilities, price and service capabilities. As many of our businesses sell through distribution, our success also depends on building and partnering with a strong channel network. Although price often serves as an important customer decision point, we also compete based on the breadth, innovation and quality of our products and solutions, our ability to custom-configure solutions to meet individual end-user requirements and our global supply chain.
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
•Door controls and systems and exit devices: An extensive portfolio of life-safety products and solutions generally installed on fire doors and facility entrances and exits. Exit devices, also known as panic hardware, provide rapid egress to allow building occupants to exit safely in an emergency. Door controls and systems include mechanical door closers, automatic door operators, as well as high-performance interior and storefront door systems. In addition, we offer a full range of automatic entrance solutions, including sliding, swing, folding and ICU doors, as well as an array of sensors, controls and security options for commercial and institutional buildings;
•Doors, accessories and other: A portfolio of hollow metal, glass and specialty doors, as well as a variety of additional security products and components, including hinges, door pulls, door stops, bike lights, louvers, weather stripping, thresholds and other accessories, as well as certain bathroom fittings and accessibility aids; and
•Services and software: Our Access Technologies business offers extensive planned inspection, maintenance and repair services for its automatic entrance solutions throughout the U.S. and Canada. Additionally, we offer software as a service ("SaaS") offerings throughout the U.S. and internationally, including access control, IoT integration and workforce management solutions through our Interflex business. We also offer ongoing aftermarket services, design and installation offerings and locksmith services in select locations.
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
Our 10 largest customers represented approximately 25% of our total Net revenues in 2023. No single customer represented 10% or more of our total Net revenues in 2023.

Sales and Marketing
In markets where we sell through commercial and institutional distribution channels, we employ sales professionals around the world who work with a combination of end-users, security professionals, architects, contractors, engineers and distribution partners to develop specific, custom-configured solutions to meet our end-users’ needs. Our field sales professionals are assisted by specification writers who work with architects, engineers and consultants to help design door openings and security systems to meet end-users’ functional, aesthetic and regulatory requirements. Both groups are supported by dedicated customer care and technical sales-support specialists worldwide. We also support our sales efforts with a variety of marketing efforts, including trade-specific advertising, cooperative distributor merchandising, digital marketing and marketing at a variety of industry trade shows.
In markets where we sell through retail and homebuilder distribution channels, we have teams of sales, merchandising and marketing professionals who help drive brand and product awareness through our channel partners and to consumers. We utilize a variety of advertising and marketing strategies, including traditional consumer media, retail merchandising, digital marketing, retail promotions and builder and consumer trade shows, to support these teams.
We also work actively with several industry bodies around the world to help promote effective and consistent safety and security open platform standards. For example, we are members of the American Association of Automatic Door Manufacturers (AAADM), Builders Hardware Manufacturers Association (BHMA), Connectivity Standards Alliance (CSA), Construction Specification Institute, Door and Hardware Institute (DHI), FiRa Consortium, National Association of State Fire Marshals (NASFM), Partner Alliance for Safer Schools (PASS), Physical Security Interoperability Alliance (PSIA), Security Industry Association (SIA), Security Technology Alliance, Z-Wave Alliance, The European Federation of Associations of Locks and Builders Hardware Manufacturers (ARGE), ASSOFERMA (Italy), BHE (Germany), Door Hardware Federation (UK), Open Security Standards Association (Germany) and UNIQ (France).
Production and Distribution
We manufacture products in several geographic markets around the world. We operate 31 principal production and assembly facilities – 18 in our Allegion Americas segment and 13 in our Allegion International segment. We own 16 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our U.S. based residential portfolio is manufactured in the Baja region of Mexico under the Maquiladora, Manufacturing and Export Services Industry ("IMMEX") program. In managing our network of production and assembly facilities, we focus on continuous improvement in customer experience, employee health and safety, productivity, resource utilization and operational excellence.
We distribute our products through a broad network of channel partners. In addition, third-party manufacturing and logistics providers perform certain manufacturing, storage and distribution services for us to support certain parts of our manufacturing and distribution network.
Raw Materials
We continue to support our region-of-use production strategy with corresponding region-of-use supplier partners for much of our supply base. Our global and regional commodity teams work with production leadership, product management and materials management teams to source materials for production. Where appropriate, we may enter fixed-cost contracts to lower overall costs.
We purchase a wide range of raw materials, including steel, zinc, brass and other non-ferrous metals, as well as other parts and components, such as electronic components, to support our production facilities.
In late 2022, supply chain disruptions experienced in prior years moderated and the availability of many raw material categories improved. The prior actions taken to create supply flexibility and improved safety stocks permitted reliable supply during the year. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of these trends and challenges.
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

Facilities
We operate through a broad network of sales offices, engineering centers, 31 principal production and assembly facilities and several distribution centers throughout the world. Our active properties represent approximately 7.6 million square feet, of which approximately 48% is leased. The following table shows the location of our principal worldwide production and assembly facilities:

Production and Assembly Facilities
Allegion Americas	Allegion International
Blue Ash, Ohio	Auckland, New Zealand
Chino, California	Blackburn, Australia
Ensenada, Mexico	Brooklyn, Australia
Everett, Washington	Clamecy, France
Farmington, Connecticut	Durchhausen, Germany
Greenfield, Indiana (2)	Faenza, Italy
Indianapolis, Indiana	Feuquieres, France
Irving, Texas	Jinshan, China
McKenzie, Tennessee	Monsampolo, Italy
Mississauga, Ontario	Osterfeld, Germany
Perrysburg, Ohio	Renchen, Germany
Princeton, Illinois	Veenendaal, Netherlands
Queretaro, Mexico	Zawiercie, Poland
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
Human Capital
Our human capital strategy is based on our values and is foundational to achieving our business strategy. Our workplace culture is based on practices that reward performance, provide growth and development opportunities, and support employees with competitive compensation and benefits packages.
As of December 31, 2023, we had approximately 12,400 employees worldwide, of which approximately 12,200 are full-time employees. Approximately 48% of employees are employed within the U.S. and approximately 52% based outside the U.S. Among our U.S. based employees, approximately 15% were subject to collective bargaining agreements with various labor unions. Outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a works council. Our employee base is supplemented by contingent labor where business demand fluctuates or we experience short-term needs for specialized skills. We believe our relations with our workforce in both unionized and non-unionized settings are generally positive.
Talent Attraction and Retention
Our employer brand creates a differentiated employee experience intended to attract and retain the right talent for Allegion. Our talent attraction efforts are focused on and highlight a culture that reflects our core values, Allegion leadership behaviors and business objectives.

We want to attract talent with core capabilities relevant to our long-term corporate business strategy: customer focus, innovation, partnering, pace and agility and collaboration. We use a variety of recruitment tactics to ensure a strong base of labor for manufacturing operations and to build the base of talent with these capabilities. Throughout the recruitment cycle, we provide a technology-enabled seamless experience for internal and external candidates and hiring managers. Our compensation and benefit programs are designed to be competitive in the geographies where we work, including a total rewards package (which varies by country/region) that includes hourly and salaried compensation, performance-based incentive and long-term equity incentive plans, retirement, insurance and government social welfare programs, disability and family leave, health and wellness programs, education benefits to pursue degrees and certifications and additional offerings to support financial stability and personal planning.
Talent Development and Succession Planning
Talent development and succession planning are key components of the Allegion Operating System, which supports governance, reporting processes and management of the business. Our performance management system includes annual performance reviews for all permanent salaried employees. Talent development and succession planning takes place at all levels of the organization and is supported through individual career mapping, assessment of performance and talent pipeline planning up to and including the executive leadership team ("ELT"). As part of their quarterly business review, the ELT reviews talent development, focusing on developing a diverse succession pipeline. These cross-functional reviews highlight individuals who are ready for new opportunities, individuals who are on a special assignment or project and individuals early in their career that demonstrate emerging leadership skills.
Learning and Development
Opportunities for on-going learning and development are delivered to employees through structured coursework, on-site and expert-led training and experiential, applied development. The Allegion Academy is offered globally, supporting multiple languages and providing thousands of self-guided online courses. We offer programs to provide successive levels of development, including reskilling and upskilling existing employees, as well as strengths-based leadership curriculum and global programs for employee mentoring and coaching.
Engagement and Diversity, Equity and Inclusion ("DEI")
Engagement and DEI are also parts of the Allegion Operating System. Engagement surveys provide a mechanism to gather direct employee feedback, give team leaders insights on potential areas of focus and allow leaders to prioritize and act on their teams’ foundational, inclusion, growth and development needs. Strengths-based leadership is an element of our commitment to inclusion: the more employees understand their own strengths, the better equipped they are to add value and appreciate the contributions of diverse members of their teams.
We believe in fundamental standards that support our employees, while building and maintaining diverse and inclusive workplaces, safe and healthy practices. Employee led resource and affinity groups provide opportunities for women's leadership, early career professionals, allies and members of the LGBTQIA+, Black, veteran and Hispanic communities.
The efforts of Allegion’s DEI Steering Committee, our ELT and our employee resource groups, are driving expectations and accountability while creating role models and change champions. Our DEI strategy has three core pillars:
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
Employee Health and Safety
Employee health and safety are top priorities and integral to the Company's growth strategy. ‘Be safe, be healthy’ is a core organizational value in our proactive safety culture. We continue to adapt to changing health conditions at a local level and support a wide range of health and safety measures, including encouraging preventative health measures such as COVID-19 and influenza vaccines and booster shots.
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

Regulatory Matters
We are subject to a variety of federal, state and local laws and regulations, both within and outside the U.S., relating to Environmental, Health and Safety ("EHS") matters. We are committed to conducting our business in a safe, environmentally responsible and sustainable manner, in compliance with all applicable EHS laws and regulations, and in a manner that helps promote and protect the health and safety of our environment, associates, customers, contractors and members of our local communities worldwide. We operate with principles that support our proactive commitments, including:
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
We recognize that these principles are critical to our future success. We have a dedicated environmental program designed to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate any identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. We also regularly evaluate our remediation methods that are in addition to, or in replacement of, those we currently utilize based upon enhanced technology and regulatory changes. We are sometimes a party to environmental lawsuits and claims and have, from time to time, received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency ("EPA") and similar state authorities. We have also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and we believe our involvement is minimal.
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

Item 1A. RISK FACTORS
We are subject to future events, risks and uncertainties – many of which are beyond our control – that could materially and adversely affect our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors discussed below, together with all the other information included in this Form 10-K, in evaluating us and our securities. If any of the events, risks or uncertainties below actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. Any such adverse effect may cause the trading price of our securities to decline, and as a result, you could lose all or part of your investment in us. Our business, financial condition, results of operations and cash flows may also be materially and adversely affected by events, risks and uncertainties not known to us or events, risks and uncertainties that we currently believe to be immaterial.

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
•Economic downturns;
•Social and political unrest, instability, national and international conflict, including the conflicts in the Middle East and the war between Russia and Ukraine, border closures, civil disturbances, terrorist acts and other geographical disputes and uncertainties;
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
Approximately 25% of our 2023 Net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated Net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and in some instances have had a significant impact on our results of operations. We do not hedge against all our currency exposure, and therefore, our results of operations will continue to be susceptible to impacts from currency fluctuations.
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
At December 31, 2023, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $1.4 billion and $104 million, respectively. Pursuant to U.S. generally accepted accounting principles ("GAAP"), we are required to annually assess our goodwill and indefinite-lived intangible assets for impairment. In addition, interim assessments must be performed for these and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Significant disruptions to our business or end market conditions, protracted economic weakness (including a potential economic downturn or recession), unexpected significant declines in operating results of reporting units, divestitures or market capitalization declines may result in recognition of impairment charges to our goodwill, indefinite-lived intangible or other long-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods when recognized. Based on our 2023 assessment, it was determined that two of the Company's indefinite-lived trade names in the International segment were impaired, and we recorded a $7.5 million impairment charge.
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
We had approximately $2 billion of outstanding indebtedness at December 31, 2023. In addition, we have a senior unsecured revolving credit facility (the "2021 Revolving Facility") that permits borrowings of up to $500 million. A portion of our cash flows from operations is dedicated to servicing our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchases or future business opportunities or other strategic investments.
At December 31, 2023, our borrowings included a variable rate term loan facility (the "2021 Term Facility", and together with the 2021 Revolving Facility, the "2021 Credit Facilities"). The 2021 Credit Facilities had a combined outstanding variable rate balance of $225.0 million at December 31, 2023, which exposes us to variable interest rate risk. Applicable variable interest rates have increased throughout 2023, resulting in increased Interest expense. We are also exposed to the risk of continued rising interest rates to the extent we fund our short or long-term financing needs with variable-rate borrowings under the 2021 Revolving Facility. If variable base rates under the 2021 Credit Facilities continue to increase in the future, our Interest expense could increase as well. For more details about our interest rate exposure under the 2021 Credit Facilities, please see Part II. Item 7A.
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the credit ratings assigned to us by independent ratings agencies or our ability to access capital markets on acceptable terms. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate the payment of dividends, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such event, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement or trigger a cross-default of other debt instruments. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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
In addition, we compete in an industry that is experiencing the convergence of mechanical, electronic and digital products. Technology and innovation play significant roles in the competitive landscape. Our success depends, in part, upon the research, development and implementation of new technologies and products including obtaining, maintaining and enforcing necessary intellectual property protections. Securing and maintaining key partnerships and alliances, recruiting and retaining highly skilled and qualified employee talent and having access to technologies, services, intellectual property and solutions developed by others will play a significant role in our ability to effectively compete. The continual development of new technologies, such as artificial intelligence and machine learning, by existing and new competitors, including non-traditional competitors with significant resources, could adversely affect our ability to sustain operating margins and desirable levels of sales volumes. To remain competitive, we must develop new products and service offerings and respond to new technologies in a timely manner.
Our growth is dependent, in part, on the development, commercialization and acceptance of new products and services.
We must develop and commercialize new products and services that meet the varied and evolving needs of our customers and end-users in order to remain competitive in our current and future markets and in order to continue to grow our business. End users are continually adopting more advanced technologies in their facilities and homes, accelerated by the increasing adoption of IoT technologies and connected devices, which will require us to devote significant effort and resources to the development, maintenance and enhancement of our IT Systems (as defined below) and other infrastructure required to support and/or enhance the functionality of our electronic products and solutions. The speed of development by our competitors and new market entrants is increasing. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by the market.
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
•Our ability to raise capital on reasonable terms to finance attractive acquisitions;
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
We utilize a number of tools to improve efficiency and productivity. Implementation of new processes to our operations could cause disruptions and may prove to be more difficult, costly or time consuming than expected. Additionally, from time to time, we undertake substantial capital projects for varying reasons, such as to increase production capacity or to insource certain products, parts or components. We invest in areas we believe best align with our business strategies and that will optimize future returns. However, there can be no assurance that all our planned enterprise excellence projects or other capital expenditures will be fully implemented, or if implemented, will realize the expected improvements or financial returns.
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
Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we or others in our supply chain are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Global health crises, such as the COVID-19 pandemic or any other actual or threatened epidemic, pandemic, or outbreak and spread of a communicable disease or virus in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted.
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
Finally, the regulatory environment around cybersecurity is increasingly challenging, with additional reporting requirements around cybersecurity, risk management, strategy and governance, as well as increased disclosure obligations around the occurrence of material cybersecurity incidents. These requirements may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. We may also be obligated to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue, and it could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability.
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
In recent years, we have experienced labor shortages and increased turnover rates that have led to, and could in the future lead to, increased costs, such as increased overtime to meet customer demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or sustained level of wage inflation could have a material adverse impact on our business, financial position, results of operations and cash flows.

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
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders, as well as regulatory authorities both within the U.S. and internationally, on ESG practices and disclosure. If we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, DEI, good corporate governance, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation or the reputation of our brands may suffer. Further, we have made several public commitments regarding our intended reduction of carbon emissions, including a commitment to achieve carbon neutral emissions by 2050. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make to achieve such commitments will meet investor, legal and/or any other regulatory expectations and requirements. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet our commitments, we could incur adverse publicity and reaction from investors, advocacy groups or other stakeholders, which could adversely impact our reputation and brand perception. Such damage to our reputation and the reputation of our brands may negatively impact our business, demand for our products and services, our financial condition and results of operations.
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
Our future effective tax rate and cash tax obligations could be adversely affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, interpretations or accounting principles, as well as certain discrete items. In addition, we are subject to regular review and audit by tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our Consolidated Financial Statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, due to shifting economic and political conditions, tax policies, laws, interpretations and rates in various jurisdictions may be subject to significant change, which could materially affect our financial position and results of operations. For example, many countries in Europe, as well as a number of other countries and organizations, have recently proposed, recommended or implemented changes to existing tax laws or have enacted new laws that could significantly increase our effective tax rate or cash tax obligations in countries where we do business or require us to change the manner in which we operate our business. Additionally, the European Commission has been investigating whether various tax regimes or private tax rulings provided by a country to a particular taxpayer may constitute State Aid. We continue to examine the impact the above items may have on our business and the amount of tax we must pay.
The implementation of global tax reforms could negatively impact our financial results.
In recent years, the Organization for Economic Cooperation and Development (“OECD”) has led international efforts to implement various international tax reforms, including the introduction of a global minimum effective corporate tax (“GMT”) rate of 15%, applied on a jurisdiction-by-jurisdiction basis. Over 130 countries agreed to the general framework of the GMT rules and approximately 25 countries have implemented the GMT rules. Further, on December 15, 2022, the European Union adopted a Council Directive which requires GMT rules to be transposed into member states’ national laws starting in 2024.
On December 18, 2023, Ireland, the location of our incorporation, enacted legislation which includes provisions regarding the implementation of GMT. We are currently assessing the impact of the legislation, but we expect our effective income tax rate to increase beginning in 2024. Further, we anticipate the continued and ongoing release of OECD GMT interpretive guidance. We are continuing to evaluate the potential impact of this interpretative guidance and the release of GMT-implementation legislation in other countries, and such guidance or legislation could result in a material increase in our effective tax rate.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy
Allegion plc recognizes the significance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and products and protect the confidentiality, integrity, and availability of our data.
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity is a critical part of our enterprise risk management. To address cybersecurity threats, we leverage a multi-layer approach, with our Chief Information Security Officer (“CISO”) leading a team that is responsible for forming our enterprise-wide information security strategy, training, policy, standards, architecture and processes to protect us against cybersecurity risks. Our risk management group works with our cybersecurity team to continuously evaluate and address cybersecurity risks. Further, we have an employee security awareness program in place and a security training program for technical personnel that provides mandatory and on-demand training.
Engage Third Parties on Risk Management
We engage a range of external experts, including cybersecurity consultants and auditors to evaluate and test our risk management systems. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. Our cybersecurity programs generally align with the NIST Cybersecurity Framework, and third party audits on portions of our cybersecurity program or processes apply the NIST Cybersecurity Framework controls. These partnerships provide expert knowledge and insights, which are designed to ensure our cybersecurity strategies and processes are consistent with industry best practices.
Oversee Third-party Risk
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control.
The Company has implemented processes designed to manage the cybersecurity risks associated with its use of third-party service providers.
Risks from Cybersecurity Threats
Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and/or jeopardize the security of our facilities. These risks are further described in the risk factors within Item 1A, particularly under the headings “We may be subject to risks relating to our information technology and operational technology systems”, “We currently rely on third-party service providers for many of the critical elements of our global information and operational technology infrastructure, and their failure to provide effective support for such infrastructure could increase our cybersecurity risk or otherwise negatively impact our business and financial results”, and “Disruptions or breaches of our information systems could adversely affect us.”
We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Governance
The Board of Directors has established oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats.
Board of Directors Oversight
Due to the importance of cybersecurity to the Company, the full Board is charged with oversight responsibility for our risk management and security strategy and policy. The Board is composed of members with diverse expertise including, risk management, information technology, engineering, manufacturing, innovation and finance, equipping them to oversee cybersecurity risks effectively. The Board receives updates from the CISO and management at its quarterly board meeting, which updates cover the Company's cybersecurity strategy, current cybersecurity risk assessment, key risk areas, current cyber trends, and any significant cyber incidents that have occurred or are reasonably likely to occur.
Management’s Role
Management is responsible for assessing and managing cybersecurity risk. Specifically, the CISO is responsible for the prevention, mitigation, detection, and remediation of cybersecurity incidents. The CISO regularly meets with the Chief Executive Officer (“CEO”) and Executive Leadership Team to inform them on cybersecurity risks. These briefings encompass a broad range of topics, including:
•Threat intelligence;
•Risk updates with regional vice presidents;

•Third-party assessments and results of tabletop exercises;
•Training programs for employees;
•Results of phishing simulations;
•Cybersecurity technologies and best practices; and
•Significant cybersecurity incidents and/or trends (if any).
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. With over 20 years of experience in the field of information technology, the CISO brings a wealth of expertise to the role. The CISO’s education includes a Master’s in Cybersecurity Management. The CISO has in-depth knowledge and experience in developing and executing our cybersecurity strategies. The CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our comprehensive employee security awareness program. The CISO is also responsible for building and overseeing a cybersecurity team, including internal and external resources, who provide subject matter expertise and operational talents to achieve our cybersecurity objectives.
Monitor Cybersecurity Incidents
The CISO and the cybersecurity team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, which is an important component in designing programs to prevent, detect, mitigate, and remediate cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents and informing the board of significant cyber incidents in accordance with the Company’s incident response plan.
Item 2.    PROPERTIES
We operate through a broad network of sales offices, engineering centers, 31 principal production and assembly facilities and several distribution centers throughout the world. Our active properties represent about 7.6 million square feet, of which approximately 48% is leased.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are traded on the New York Stock Exchange under the symbol ALLE. As of February 14, 2024, the number of record holders of ordinary shares was 1,920.

Dividend Policy
Our Board of Directors declared dividends of $0.45 per ordinary share on February 9, 2023, April 13, 2023, September 7, 2023 and December 7, 2023. On February 7, 2024, our Board of Directors declared a dividend of $0.48 per ordinary share payable on March 29, 2024, to shareholders of record on March 15, 2024. We paid a total of $158.7 million in cash for dividends to ordinary shareholders during the year ended December 31, 2023. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions (including under the agreements governing our indebtedness) and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc ("ALLE-Ireland") which are unrelated to any GAAP reported amounts (e.g., retained earnings). As of December 31, 2023, we had distributable reserves of $3.9 billion. In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves, and the distribution or dividend does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Share Repurchase Authorization (000s)
October 1 - October 31	—	$—	—	$500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	342	116.85	342	460,024
Total	342	$116.85	342	$460,024
In February 2020, our Board of Directors approved a share repurchase authorization of up to, and including, $800 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). On June 8, 2023, our Board of Directors reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500 million of the Company's ordinary shares. The Share Repurchase Authorization does not have a prescribed expiration date. Based on market conditions, share repurchases may be made from time to time in the open market at the discretion of management.

Performance Graph
The annual changes for the five-year period shown below are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 31, 2018, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2023.

240
220
200
180
160
140
120
100
Index Value
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
Period Ending
Allegion plc
S&P 500
S&P 400 Capital Goods

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Allegion plc	100.00	157.88	149.38	171.86	138.78	169.74
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 400 Capital Goods	100.00	132.75	159.09	203.10	182.76	251.41

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
Recent Developments
Industry Trends and Outlook
During 2023, we experienced stable demand for our non-residential products and services in our Allegion Americas segment. As the year progressed, customers began adjusting ordering patterns in response to our reduced lead times due to improved supply chain and operational execution, which resulted in abnormal seasonality of non-residential revenues in 2023. Macroeconomic conditions had a more challenging impact on the demand for our residential products in our Allegion Americas segment which negatively impacted revenues. We also experienced a continued softening of demand in our Global Portable Security and China businesses in our Allegion International segment.
Growth in electronic security products and solutions remained strong throughout 2023 and continues to outperform mechanical products. We expect growth in the global electronic security product and solution categories we serve to continue to outperform growth in mechanical products and solutions over the long-term, as end-users adopt newer technologies in their facilities and homes.
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
2023 and 2022 Significant Events
Acquisition of plano.group ("plano")
On January 3, 2023, we acquired plano for a closing purchase price of $36.6 million. This acquisition was financed through cash on hand and borrowings under the 2021 Revolving Facility. Plano is a SaaS workforce management solution based in Germany, and has been incorporated into our Allegion International segment.
Acquisition of the Access Technologies business
On July 5, 2022, we completed the acquisition of the Access Technologies business for a purchase price of $915.2 million. This acquisition was financed by the net proceeds from the issuance of our 5.411% Senior Notes, together with borrowings under the 2021 Revolving Facility. The Access Technologies business has been integrated into our Allegion Americas segment.
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

Impairment of Intangible Assets
As discussed in Note 7 to the Consolidated Financial Statements, the results of our 2023 impairment test indicated that the estimated fair value of two indefinite-lived trade names in our International segment were determined to be less than book value. Consequently, intangible asset impairment charges totaling $7.5 million were recorded. The impairments related to declines in volumes which reduced the brands' expected future cash flows.
Financing activities
On June 22, 2022, Allegion US Holding Company Inc., a wholly-owned subsidiary of the Company ("Allegion US Hold Co"), issued $600.0 million aggregate principal amount of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”). The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1, and mature on July 1, 2032. We incurred and deferred $5.9 million of discounts and financing costs associated with the 5.411% Senior Notes, which is being amortized to Interest expense over their 10-year term, as well as $4.3 million of third party financing costs that were recorded within Interest expense on the Consolidated Statement of Comprehensive Income for the year ended December 31, 2022.
Dividends and Share Repurchases
We paid quarterly dividends of $0.45 per ordinary share to shareholders on record as of March 15, 2023, June 15, 2023, September 18, 2023, and December 18, 2023, for a total of $158.7 million and repurchased approximately 0.5 million ordinary shares for approximately $59.9 million during the year ended December 31, 2023.
We paid quarterly dividends of $0.41 per ordinary share to shareholders on record as of March 16, 2022, June 16, 2022, September 16, 2022, and December 16, 2022, for a total of $143.9 million and repurchased approximately 0.5 million ordinary shares for approximately $61.0 million during the year ended December 31, 2022.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share amounts	2023	% of Net revenues	2022	% of Net revenues
Net revenues	$3,650.8		$3,271.9
Cost of goods sold	2,069.3	56.7%	1,949.5	59.6%
Selling and administrative expenses	865.6	23.7%	736.0	22.5%
Impairment of intangible assets	7.5	0.2%	—	—%
Operating income	708.4	19.4%	586.4	17.9%
Interest expense	93.1		75.9
Loss on divestitures	—		7.6
Other income, net	(1.9)		(11.6)
Earnings before income taxes	617.2		514.5
Provision for income taxes	76.6		56.2
Net earnings	540.6		458.3
Less: Net earnings attributable to noncontrolling interests	0.2		0.3
Net earnings attributable to Allegion plc	$540.4		$458.0

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$6.12		$5.19
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the years presented and form the basis used by management to evaluate the financial performance of the business. For a discussion of our results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K filed with the SEC on February 22, 2023.
Net Revenues
Net revenues for the year ended December 31, 2023, increased by 11.6%, or $378.9 million, as compared to the year ended December 31, 2022, due to the following:

Pricing	7.5%
Volume	(2.3)%
Acquisitions / divestitures	6.2%
Currency exchange rates	0.2%
Total	11.6%
The increase in Net revenues was driven by improved pricing across our major businesses, our acquisitions of the Access Technologies and plano businesses and favorable foreign currency exchange rate movements. These increases were partially offset by lower volumes and a divestiture in the prior year. Increased pricing was the result of multiple pricing initiatives implemented to help mitigate the impact of inflation. We will continue to monitor the inflationary pressures to our businesses and address them through pricing initiatives where appropriate.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Cost of Goods Sold
For the year ended December 31, 2023, Cost of goods sold as a percentage of Net revenues decreased to 56.7% from 59.6%, as compared to the year ended December 31, 2022, due to the following:

Pricing and productivity in excess of inflation and investment spending	(3.8)%
Volume / product mix	0.3%
Acquisitions / divestitures	0.5%
Currency exchange rates	0.3%
Restructuring / integration / acquisition expenses	(0.2)%
Total	(2.9)%
Cost of goods sold as a percentage of Net revenues decreased primarily due to the pricing and productivity improvements, which exceeded the impacts from inflation and investment spending, and lower restructuring and acquisition costs year-over-

year. These decreases were partially offset by unfavorable product mix, lower gross margins associated with our acquired Access Technologies business and unfavorable foreign currency exchange rate movements.
Pricing and productivity in excess of inflation and investment spending includes the impact to Costs of goods sold from pricing, as defined above, in addition to productivity, inflation and investment spending. Productivity represents improvements in unit costs of materials and cost reductions related to improvements to our manufacturing design and processes. Inflation includes unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in investment spending. Volume/product mix represents the impact due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Selling and Administrative Expenses
For the year ended December 31, 2023, Selling and administrative expenses as a percentage of Net revenues increased to 23.7% from 22.5%, as compared to the year ended December 31, 2022, due to the following:

Inflation in excess of productivity and investment spending	0.7%
Volume leverage	0.5%
Acquisitions / divestitures	(0.3)%
Restructuring / integration / acquisition expenses	0.3%
Total	1.2%
Selling and administrative expenses as a percentage of Net revenues increased due to inflation in excess of productivity and investment spending, as well as unfavorable volume leverage and year-over-year increase in acquisition and integration expenses. These increases were partially offset by the beneficial impact from current and prior year acquisition and divestiture activity.
Inflation in excess of productivity is primarily the result of increases to variable compensation. Volume leverage represents the contribution margin related to changes in sales volume, excluding the impact of price, productivity, mix and inflation. Expenses related to increased head count for strategic initiatives, new facilities or significant spending for strategic initiatives or new product and channel development, are captured in Investment spending in the table above.
Operating Income/Margin
Operating income for the year ended December 31, 2023, increased $122.0 million as compared to the year ended December 31, 2022, and Operating margin increased to 19.4% from 17.9%, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2022	$586.4	17.9%
Pricing and productivity in excess of inflation and investment spending	154.9	3.1%
Volume / product mix	(40.3)	(0.8)%
Currency exchange rates	(10.8)	(0.3)%
Acquisitions/ divestitures	29.7	(0.2)%
Impairment of intangible assets	(7.5)	(0.2)%
Restructuring / integration / acquisition expenses	(4.0)	(0.1)%
December 31, 2023	$708.4	19.4%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending and the contribution from recent acquisition and divestiture activity. These increases were partially offset by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, a year-over-year increase in restructuring and acquisition costs and impairment charges on intangible assets recorded in the current year.
The increase in Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending. The increase was partially offset due to an unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, the year-over-year increase in restructuring, integration and acquisition expenses and the full year dilutive impact to Operating margin from our Access Technologies business as well as the impairment charges recorded in the current year.
Interest Expense
Interest expense for the year ended December 31, 2023, increased $17.2 million as compared to the year ended December 31, 2022 due to the full year impact of interest on our 5.411% Senior Notes issued in June of 2022 as well as an increase in the variable interest rate on borrowings under our 2021 Term Facility.

Loss on Divestiture
As discussed above, in September 2022 we sold Milre for an immaterial amount, resulting in a net loss of $7.6 million.
Other Income, net
The components of Other income, net, for the years ended December 31 were as follows:

In millions	2023	2022
Interest income	$(6.8)	$(1.3)
Foreign currency exchange loss	3.9	2.4
Earnings and gains from the sale of equity method investments, net	(1.0)	(0.8)
Net periodic pension and postretirement benefit cost (income), less service cost	1.0	(9.4)
Other expense (income)	1.0	(2.5)
Other income, net	$(1.9)	$(11.6)
For the year ended December 31, 2023, Other income, net, decreased $9.7 million compared to 2022, primarily due to an unfavorable net periodic pension and postretirement benefit cost (income), less service cost in 2023 compared to 2022, which was partially offset by an increase in interest income in 2023 compared to 2022.
Provision for Income Taxes
For the year ended December 31, 2023, our effective tax rate was 12.4%, compared to 10.9% for the year ended December 31, 2022. The increase in the effective tax rate was primarily due to the mix of income earned in higher tax rate jurisdictions, which was partially offset by the favorable resolutions of uncertain tax positions.

Review of Business Segments
We operate in and report financial results for two segments: Allegion Americas and Allegion International. These segments represent the level at which our chief operating decision maker (the "CODM") reviews our financial performance and makes operating decisions.
Segment operating income is the measure of profit and loss that our CODM uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe Segment operating income represents the most relevant measure of Segment profit and loss. Our CODM may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of the segment's Net revenues.
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net Earnings. Due to a reporting change effective January 1, 2023, results for our Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the 2022 summary of operations by reportable segment below have been recast to conform with the current period presentation. The impact of this recast was to realign approximately $20.9 million of Net revenues and $2.1 million of Segment operating income for the year ended December 31, 2022, from the Allegion Americas segment to the Allegion International segment.
Segment Results of Operations - For the years ended December 31

In millions	2023	2022	% Change
Net revenues
Allegion Americas	$2,913.6	$2,530.7	15.1%
Allegion International	737.2	741.2	(0.5)%
Total	$3,650.8	$3,271.9

Segment operating income
Allegion Americas	$757.2	$611.2	23.9%
Allegion International	58.1	70.4	(17.5)%
Total	$815.3	$681.6

Segment operating margin
Allegion Americas	26.0%	24.2%
Allegion International	7.9%	9.5%

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
Net revenues
Net revenues for the year ended December 31, 2023, increased by 15.1%, or $382.9 million, as compared to the year ended December 31, 2022, due to the following:

Pricing	8.3%
Volume	(0.9)%
Acquisitions	7.9%
Currency exchange rates	(0.2)%
Total	15.1%
The increase in Net revenues was driven by improved pricing and the acquisition of our Access Technologies business. These increases were partially offset by lower volumes and unfavorable foreign currency exchange rate movements. Increased pricing was the result of multiple pricing initiatives implemented to help mitigate the impact of inflation. We will continue to monitor the inflationary pressures to our businesses and address them through pricing initiatives where appropriate.
Net revenues from non-residential products (excluding Net revenues from our acquired Access Technologies business), increased by a low double-digits percent compared to the prior year, driven by improved pricing which was offset by lower volumes. Pricing improvements reflect the realization of initiatives taken by the Company in response to inflation pressures.
Net revenues from residential products decreased by a low single digits percent compared to the prior year. Stable pricing was offset by lower volumes during the year. During 2023, we experienced a softening in market demand for our residential products, due in part to lower consumer sentiment, which resulted in reduced sales volumes. Further, market conditions for new residential construction remained soft throughout 2023 and we anticipate softness in demand for our residential products to continue into 2024.
Growth in electronic security products and solutions is a metric monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products, and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. Net revenues from the sale of electronic products increased by a low twenties percent compared to the prior year, driven by improved pricing and higher volumes. Continued strong demand and improvements around the availability of materials and components helped drive the increase in revenues compared to 2022. We expect continued growth from the sale of electronic products in 2024 given the combination of stable demand and our pricing initiatives.
Operating income/margin
Segment operating income for the year ended December 31, 2023, increased $146.0 million, and Segment operating margin increased to 26.0% from 24.2% as compared to the year ended December 31, 2022, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2022	$611.2	24.2%
Pricing and productivity in excess of inflation and investment spending	159.2	3.9%
Volume / product mix	(17.1)	(0.5)%
Currency exchange rates	(13.8)	(0.5)%
Acquisitions	25.0	(0.8)%
Restructuring/ integration / acquisition expenses	(7.3)	(0.3)%
December 31, 2023	$757.2	26.0%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending and operating income from our acquired Access Technologies business. These increases were partially offset by an unfavorable volume/product mix, unfavorable foreign currency exchange rate movements and a year-over-year increase in restructuring, integration, and acquisition expenses.
The increase in Segment operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending. This increase was partially offset by unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, year-over-year increases in restructuring, integration and acquisition expenses, as well as the full year impact to Segment Operating margin from our Access Technologies business.
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
Net revenues
Net revenues for the year ended December 31, 2023, decreased by 0.5%, or $4.0 million, as compared to the year ended December 31, 2022, due to the following:

Pricing	4.9%
Volume	(7.4)%
Acquisitions / divestitures	0.7%
Currency exchange rates	1.3%
Total	(0.5)%
The decrease in Net revenues was driven by lower volumes, particularly within our Global Portable Security business. These decreases were partially offset by improved pricing across our major businesses throughout the segment as well as favorable foreign currency exchange rate movements. The impact from the acquisition of plano in 2023 was partially offset by the divestiture of Milre in 2022.
A softening demand throughout much of Europe, Asia and Oceania in 2023 has impacted several of our businesses. While we anticipate pricing initiatives to continue to positively contribute to revenue growth in 2024, volume growth will likely continue to be tempered until prevailing macroeconomic and geopolitical conditions improve.
Operating income margin
Segment operating income for the year ended December 31, 2023, decreased $12.3 million, and Segment operating margin decreased to 7.9% from 9.5% as compared to the year ended December 31, 2022, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2022	$70.4	9.5%
Pricing and productivity in excess of inflation and investment spending	16.0	1.6%
Volume / product mix	(23.1)	(2.6)%
Currency exchange rates	3.0	0.3%
Acquisitions / divestitures	4.7	0.8%
Restructuring/ integration / acquisition expenses	(5.4)	(0.7)%
Impairment of intangible assets	(7.5)	(1.0)%
December 31, 2023	$58.1	7.9%
The decreases in Segment operating income and Segment operating margin were primarily driven by unfavorable volume/product mix, a year-over-year increase in restructuring, integration and acquisition expenses, and impairment charges on intangible assets recorded in the current year. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending, favorable movements in foreign currency exchange rates and both prior year and current year acquisition and divestiture activity.

Liquidity and Capital Resources

Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from our operating activities, our unused availability under the 2021 Revolving Facility and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing us financial flexibility.
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of December 31, 2023, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused availability under the 2021 Revolving Facility, as of December 31, 2023, we expect cash flows from operations to be sufficient to maintain a sound financial position and liquidity and to meet our financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing availability under the 2021 Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the years ended December 31. For additional details, see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by operating activities	$600.6	$459.5
Net cash used in investing activities	(129.1)	(994.1)
Net cash (used in) provided by financing activities	$(298.7)	$437.0
Operating activities: Net cash provided by operating activities for the year ended December 31, 2023, increased by $141.1 million compared to 2022, driven primarily by higher net earnings and higher cash provided by working capital.
Investing activities: Net cash used in investing activities for the year ended December 31, 2023, decreased by $865.0 million compared to 2022, primarily due to the Access Technologies acquisition in 2022, which was partially offset by an increase of $20.2 million in capital expenditures compared to 2022 and an increase in other investments by $6.2 million compared to 2022.
Financing activities: Net cash used in financing activities for the year ended December 31, 2023, changed by $735.7 million compared to 2022. In 2022, we issued $600.0 million of Senior Notes and had net borrowings of $69.0 million on the 2021 Revolving Facility to finance the acquisition of the Access Technologies business. In 2023, we repaid the remaining borrowings on the 2021 Revolving Facility. The remaining change in cash used in financing activities was primarily due to an increase in dividend payments partially offset by slightly less cash used to repurchase shares in 2023 compared to 2022.

Capitalization
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2023	2022
2021 Term Facility	$225.0	$237.5
2021 Revolving Facility	—	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.1	0.2
Total borrowings outstanding	2,025.1	2,106.7
Discounts and debt issuance costs, net	(10.1)	(12.2)
Total debt	2,015.0	2,094.5
Less current portion of long-term debt	412.6	12.6
Total long-term debt	$1,602.4	$2,081.9
As of December 31, 2023, we have an unsecured Credit Agreement in place, consisting of the $250.0 million 2021 Term Facility, and the 2021 Revolving Facility (together with the 2021 Term Facility, the “2021 Credit Facilities”). The 2021 Credit Facilities mature on November 18, 2026. The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter from March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the remaining balance due on November 18, 2026. Principal amounts repaid on the Term Facility may not be reborrowed.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. In July 2022, we borrowed $340.0 million under the 2021 Revolving Facility to partially fund our acquisition of the Access Technologies business. We subsequently repaid $271.0 million, resulting in $69.0 million of borrowings outstanding on the 2021 Revolving Facility as of December 31, 2022. In 2023, we repaid the remaining balance, resulting in no outstanding balance on the 2021 Revolving Facility as of December 31, 2023. We also had $18.4 million of letters of credit outstanding as of December 31, 2023. Outstanding borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest at our option of (i) a Bloomberg Short-Term Bank Yield Index (“BSBY”) rate plus an applicable margin, or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2023, outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.581%. The Credit Agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Agreement requires us to comply with a maximum leverage ratio as defined within the agreement. As of December 31, 2023, our leverage ratio of approximately 2.0 was significantly below the covenant requirement, and we do not anticipate any potential concerns for at least the next 12 months.
As of December 31, 2023, we also have $400.0 million outstanding of 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”), and $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes” and all four senior notes collectively, the "Senior Notes"). The 3.200% Senior Notes, 3.550% Senior Notes, 3.500% Senior Notes, and 5.411% Senior Notes all require semi-annual interest payments, and will mature on October 1, 2024, October 1, 2027, October 1, 2029, and July 1, 2032, respectively. We expect the availability on the 2021 Revolving Facility, along with cash on hand, will provide sufficient liquidity to repay the 3.200% Senior Notes due in the fourth quarter of 2024, if needed.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At December 31, 2023, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions were required.
Scheduled future principal repayments on our outstanding indebtedness can be found in Note 9 to the Consolidated Financial Statements. Expected principal and interest payments related to our long-term indebtedness in 2024 amount to $412.6 million and $97.1 million, respectively, given our current level of indebtedness and effective interest rates as of December 31, 2023.

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
Leases – We have numerous real estate and equipment leasing arrangements for which we are a lessee. See Note 11 to the Consolidated Financial Statements for further information as to the short and long-term lease liabilities included within the Consolidated Balance Sheets, as well as future minimum lease payments for 2024 and future years.
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
At December 31, 2023, we had net pension liabilities of $0.3 million, which consist of plan assets of $512.1 million and benefit obligations of $512.4 million. It is our objective to contribute to our pension plans in order to ensure adequate funds are available to make benefit payments to plan participants and beneficiaries when required. At December 31, 2023, the funded status of our U.S. pension plans increased to 101.6% from 97.8% at December 31, 2022. The funded status for our non-U.S. pension plans increased to 98.5% at December 31, 2023 from 97.4% at December 31, 2022. The funded status for all of our pension plans at December 31, 2023 increased to 99.9% from 97.6% at December 31, 2022. We currently expect to contribute approximately $5 million to our plans worldwide in 2024.
Determining the costs and obligations associated with our defined benefit plans is dependent on various actuarial assumptions including discount rates, expected returns on plan assets, employee mortality and turnover rates. Changes in any of the assumptions can have an impact on the net periodic pension benefit cost. An estimated 0.5% rate decline in the discount rate would have increased net periodic pension benefit cost by approximately $0.4 million in 2023, while a 0.5% rate decline in the estimated return on assets would have increased net periodic pension benefit cost by approximately $2.4 million. For further details on defined benefit plan activity, see Note 12 to the Consolidated Financial Statements.
Income Taxes – At December 31, 2023, we have total unrecognized tax benefits for uncertain tax positions of $45.1 million and $9.0 million of related accrued interest and penalties, net of tax, although we are unable to reasonably estimate the timing over which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
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
Selected Condensed Statement of Comprehensive Income Information

	Year ended December 31, 2023
In millions	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—
Gross profit	—	—
Operating loss	(7.4)	(0.5)
Equity earnings in affiliates, net of tax	606.5	330.6
Transactions with related parties and subsidiaries(a)	(30.8)	(77.0)
Net earnings	540.4	232.6
Net earnings attributable to the entity	540.4	232.6
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	December 31, 2023
In millions	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.1	$558.6
Total current assets	16.3	595.6
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,439.9
Total noncurrent assets	1,792.2	1,525.7
Current liabilities:
Amounts due to related parties and subsidiaries	$64.8	$826.6
Total current liabilities	84.5	1,250.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	564.2	2,458.9
Total noncurrent liabilities	1,174.5	3,454.7

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
The critical accounting estimates and assumptions discussed above, include our estimates of revenue growth rates and margin assumptions, discount rates, our selection of an appropriate peer group and selected market multiples. These estimates and assumptions are considered critical, as they are subject to a high degree of judgment and complexity. Forecasted revenue growth rates and margin assumptions are updated annually and often fluctuate from year to year due to a myriad of factors, such as our assessment of the macroeconomic conditions throughout the major markets in which we do business, supply chain challenges, elevated levels of inflation in recent years and pricing initiatives to offset inflation, market acceptance of new product innovation, investments in productivity projects, restructuring efforts, among other economic, strategic and operational factors impacting our businesses. Discount rate and market multiple assumptions are similarly updated annually, based on our best estimates of market participants, which typically include observable, arm's length-evidence of value, where possible. While we make every effort to estimate fair value as accurately as possible with the information available at the assessment date, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in impairment charges in future periods. During our most recent annual impairment analysis, none of our reporting units were determined to be impaired.
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

Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2023, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $2.9 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We purchase a wide range of raw material, including steel, zinc, brass and other non-ferrous metals, and are exposed to volatility in the prices of these and other commodities used in our products. We use fixed price contracts to manage this exposure where appropriate. We do not have committed commodity derivative instruments in place at December 31, 2023.
Interest Rate Exposure
Of our total outstanding indebtedness of $2.0 billion as of December 31, 2023, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates. However, outstanding borrowings under the 2021 Credit Facilities accrue variable rate interest at our option of (i) a BSBY rate plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2023, the outstanding borrowings of $225.0 million under the 2021 Credit Facilities accrue interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.581%. Applicable variable interest rates increased throughout 2023, resulting in increased Interest expense. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. We have $18.4 million of letters of credit outstanding and unused availability of $481.6 million under the 2021 Revolving Facility as of December 31, 2023. A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our 2021 Credit Facilities would increase our interest expense over the next twelve months by $2.2 million based on the balances outstanding for these borrowings as of December 31, 2023. If the BSBY or other applicable base rates of the 2021 Credit Facilities increase in the future, our Interest expense could increase.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 20, 2024, are presented following Item 16 of this Annual Report on Form 10-K.
Consolidated Financial Statements:
Report of independent registered public accounting firm (PCAOB ID 238)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets at December 31, 2023 and 2022
For the years ended December 31, 2023, 2022 and 2021:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the information contained under the headings "Proposal 1. Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance" in our Proxy Statement. For information with respect to our executive officers, see the section titled "Corporate Governance" in our Proxy Statement.

Item 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information contained under the headings "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation and Human Capital Committee Report" in our Proxy Statement.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption "Fees of the Independent Registered Public Accounting Firm" in our Proxy Statement.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.3	Form of Global Note representing the 3.200% Senior Notes due 2024.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.2) (File No. 001-35971).

4.4	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.5	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.4) (File No. 001-35971).

4.6	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed September 27, 2019 (File No. 001-35971).

4.7	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed September 27, 2019 (included in Exhibit 4.2) (File No. 001-35971).

4.8	Fourth Supplemental Indenture, dated as of June 22, 2022, among Allegion plc, Allegion US Holding Company Inc., and Computershare Trust Company, N.A. as successor to Wells Fargo Bank National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed June 22, 2022 (File No. 001-35971).

4.9	Form of Global Note representing the 5.411% Senior Notes due 2032.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed June 22,2022 included in Exhibit 4.2) (File No. 001-35971).

4.10	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.1	Form of Separation Agreement and Release. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Credit Agreement, dated as of November 18, 2021.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed November 18, 2021 (File No. 001-35971).

10.5	2023 Incentive Stock Plan. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on July 26, 2023, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan. *	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan. *	Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.8	Elected Officer Supplemental Program. *	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program. *	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan. *	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan. *	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Timothy P. Eckersley Offer Letter, dated March 3, 2021. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 10, 2021 (File No. 001-35971).

10.15	Jeffrey N. Braun Offer Letter, dated June 13, 2014. *	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed with the SEC on February 17, 2017 (File No. 001-35971).

10.16	Form of Allegion plc Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Form of Global Restricted Stock Unit Award Agreement. *	Filed herewith.

10.22	Form of Global Stock Option Award Agreement. *	Filed herewith.

10.23	Form of Global Performance Stock Unit Award Agreement. *	Filed herewith.

10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on July 26, 2023 (File No. 001-35971).

10.25	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

10.26	Michael J. Wagnes Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.27	John H. Stone Offer Letter, dated May 24, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 31, 2022 (File No. 001-35971).

10.28	David S. Ilardi Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.39 of the Company's Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971)

10.29	Transaction Agreement, dated as of April 22, 2022, by and between Allegion US Holding Company Inc. Stanley Black & Decker, Inc., Stanley Black & Decker Canada Corporation, various entities thereto and Stanley Access Technologies LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 22, 2022 (File No. 001-35971).

21.1	List of subsidiaries of Allegion plc.	Filed herewith.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

97	SEC Rule 10D-1 Clawback Policy*.	Filed herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ John H. Stone
John H. Stone
Chief Executive Officer
Date:	February 20, 2024

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Stone	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2024
(John H. Stone)

/s/ Michael J. Wagnes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
(Michael J. Wagnes)

/s/ Nickolas A. Musial	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
(Nickolas A. Musial)

/s/ Kirk S. Hachigian	Chairman of the Board and Director	February 20, 2024
(Kirk S. Hachigian)

/s/ Nicole Parent Haughey	Director	February 20, 2024
(Nicole Parent Haughey)

/s/ Susan L. Main	Director	February 20, 2024
(Susan L. Main

/s/ Steven C. Mizell	Director	February 20, 2024
(Steven C. Mizell)

/s/ Lauren B. Peters	Director	February 20, 2024
(Lauren B. Peters)

/s/ Ellen Rubin	Director	February 20, 2024
(Ellen Rubin)

/s/ Dean I. Schaffer	Director	February 20, 2024
(Dean I. Schaffer)

/s/ Dev Vardhan	Director	February 20, 2024
(Dev Vardhan)

/s/ Martin E. Welch III	Director	February 20, 2024
(Martin E. Welch III)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allegion plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Revenue Recognition
As described in Notes 2 and 20 to the consolidated financial statements, the Company has two principal revenue streams, tangible product sales and services. For the year ended December 31, 2023, the Company’s net revenues were $3,650.8 million. Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. Product sales involve contracts with a single performance obligation. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Service offerings include inspection, maintenance and repair, aftermarket, design and installation and locksmith services, as well as software as a service solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue recognition related to services is delayed until the service based performance obligations are satisfied.
The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized during the year for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, shipping documentation, service order completion sheets and subsequent cash receipts, (ii) for certain revenue transactions, testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; and (iii) confirming a sample of outstanding customer invoice balances as of year-end and obtaining and inspecting source documents, such as subsequent cash receipts or shipping documentation, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 20, 2024

We have served as the Company’s auditor since 2013.

Allegion plc
Consolidated Statements of Comprehensive Income
In millions, except per share amounts

For the years ended December 31,	2023	2022	2021
Net revenues	$3,650.8	$3,271.9	$2,867.4
Cost of goods sold	2,069.3	1,949.5	1,662.5
Selling and administrative expenses	865.6	736.0	674.7
Impairment of intangible assets	7.5	—	—
Operating income	708.4	586.4	530.2
Interest expense	93.1	75.9	50.2
Loss on divestitures	—	7.6	—
Other income, net	(1.9)	(11.6)	(44.0)
Earnings before income taxes	617.2	514.5	524.0
Provision for income taxes	76.6	56.2	40.7
Net earnings	540.6	458.3	483.3
Less: Net earnings attributable to noncontrolling interests	0.2	0.3	0.3
Net earnings attributable to Allegion plc	$540.4	$458.0	$483.0
Amounts attributable to Allegion plc ordinary shareholders:
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings:	$6.15	$5.20	$5.37
Diluted net earnings:	$6.12	$5.19	$5.34

Net earnings	$540.6	$458.3	$483.3
Other comprehensive income (loss), net of tax:
Currency translation	33.6	(76.2)	(63.3)
Cash flow hedges:
Unrealized net gains arising during period	0.4	5.7	2.6
Net gains reclassified into earnings	(1.4)	(0.3)	(0.2)
Tax benefit (expense)	0.5	(0.2)	(0.6)
Total cash flow hedges, net of tax	(0.5)	5.2	1.8
Defined benefit plan adjustments:
Prior service (costs) gains and net actuarial (losses) gains, net	(9.4)	(38.7)	25.7
Amortization reclassified into earnings	4.1	0.5	4.8
Settlements/curtailments reclassified into earnings	0.4	—	0.5
Currency translation and other	(5.4)	7.7	1.0
Tax benefit (expense)	1.5	9.4	(7.7)
Total defined benefit plan adjustments, net of tax	(8.8)	(21.1)	24.3
Other comprehensive income (loss), net of tax	24.3	(92.1)	(37.2)
Total comprehensive income, net of tax	564.9	366.2	446.1
Less: Total comprehensive (loss) income attributable to noncontrolling interests	0.2	(0.4)	0.4
Total comprehensive income attributable to Allegion plc	$564.7	$366.6	$445.7

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$468.1	$288.0
Accounts and notes receivable, net	412.8	395.6
Inventories	438.5	479.0
Current tax receivable	8.9	8.3
Other current assets	32.6	40.2
Assets held for sale	—	3.5
Total current assets	1,360.9	1,214.6
Property, plant and equipment, net	358.1	308.7
Goodwill	1,443.1	1,413.1
Intangible assets, net	572.8	608.9
Deferred and noncurrent income taxes	292.9	227.6
Other noncurrent assets	283.7	218.3
Total assets	$4,311.5	$3,991.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$259.2	$280.7
Accrued compensation and benefits	134.8	134.7
Accrued expenses and other current liabilities	258.2	247.9
Current tax payable	14.9	27.7
Short-term borrowings and current maturities of long-term debt	412.6	12.6
Total current liabilities	1,079.7	703.6
Long-term debt	1,602.4	2,081.9
Postemployment and other benefit liabilities	44.1	40.1
Deferred and noncurrent income taxes	93.6	101.6
Other noncurrent liabilities	173.4	119.5
Total liabilities	2,993.2	3,046.7
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (87,504,673 and 87,852,777 shares issued and outstanding at December 31, 2023 and 2022, respectively)	0.9	0.9
Capital in excess of par value	—	13.9
Retained earnings	1,578.9	1,212.8
Accumulated other comprehensive loss	(261.5)	(285.8)
Total Allegion plc shareholders’ equity	1,318.3	941.8
Noncontrolling interests	—	2.7
Total equity	1,318.3	944.5
Total liabilities and equity	$4,311.5	$3,991.2
See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Equity
In millions, except per share amounts

		Allegion plc shareholders' equity
	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
		Amount	Shares
Balance at December 31, 2020	$832.6	$0.9	91.2	$—	$985.6	$(157.1)	$3.2
Net earnings	483.3	—	—	—	483.0	—	0.3
Other comprehensive (loss) income, net	(37.2)	—	—	—	—	(37.3)	0.1
Repurchase of ordinary shares	(412.8)	—	(3.3)	(25.8)	(387.0)	—	—
Share-based compensation activity	25.8	—	0.3	25.8	—	—	—
Dividends declared to noncontrolling interests	(0.3)	—	—	—	—	—	(0.3)
Cash dividends declared ($1.44 per share)	(129.0)	—	—	—	(129.0)	—	—
Balance at December 31, 2021	762.4	0.9	88.2	—	952.6	(194.4)	3.3
Net earnings	458.3	—	—	—	458.0	—	0.3
Other comprehensive loss, net	(92.1)	—	—	—	—	(91.4)	(0.7)
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	21.4	—	0.2	21.4	—	—	—
Dividends declared to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Cash dividends declared ($1.64 per share)	(144.3)	—	—	—	(144.3)	—	—
Balance at December 31, 2022	944.5	0.9	87.9	13.9	1,212.8	(285.8)	2.7
Net earnings	540.6	—	—	—	540.4	—	0.2
Other comprehensive income, net	24.3	—	—	—	—	24.3	—
Repurchase of ordinary shares	(59.9)	—	(0.5)	(41.3)	(18.6)	—	—
Share-based compensation activity	27.0	—	0.1	27.0	—	—	—
Acquisition/divestiture of noncontrolling interest and other	(0.1)	—	—	0.4	2.3	—	(2.8)
Dividends declared to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Cash dividends declared ($1.80 per share)	(158.0)	—	—	—	(158.0)	—	—
Balance at December 31, 2023	$1,318.3	$0.9	87.5	$—	$1,578.9	$(261.5)	$—

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net earnings	$540.6	$458.3	$483.3
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	111.6	97.9	83.1
Impairment of intangible assets	7.5	—	—
Loss on divestitures	—	7.1	—
Share-based compensation	26.4	24.5	23.4
Unrealized losses (gains) on investments, net	0.8	0.2	(25.6)
Deferred income taxes	(67.7)	(71.3)	(43.8)
Other items	(0.8)	12.6	8.4
Changes in other assets and liabilities:
Accounts and notes receivable	(11.9)	(53.4)	31.7
Inventories	44.6	(61.7)	(105.6)
Accounts payable	(33.6)	2.5	40.0
Other assets and liabilities	(16.9)	42.8	(6.3)
Net cash provided by operating activities	600.6	459.5	488.6
Cash flows from investing activities:
Capital expenditures	(84.2)	(64.0)	(45.4)
Acquisition of and equity investments in businesses, net of cash acquired	(31.7)	(923.1)	(6.5)
Proceeds from sale of equity method investment	—	—	7.6
Other investing activities, net	(13.2)	(7.0)	12.7
Net cash used in investing activities	(129.1)	(994.1)	(31.6)
Cash flows from financing activities:
Debt repayments, net	(12.6)	(12.6)	(238.9)
Proceeds from 2021 Revolving Facility	30.0	340.0	—
Repayments of 2021 Revolving Facility	(99.0)	(271.0)	—
Proceeds from issuance of 2021 Term Facility	—	—	250.0
Proceeds from issuance of Senior Notes	—	600.0	—
Proceeds from (repayments of) debt, net	(81.6)	656.4	11.1
Debt financing costs	—	(10.2)	(1.9)
Dividends paid to ordinary shareholders	(158.7)	(143.9)	(129.0)
Repurchase of ordinary shares	(59.9)	(61.0)	(412.8)
Other financing activities, net	1.5	(4.3)	3.3
Net cash (used in) provided by financing activities	(298.7)	437.0	(529.3)
Effect of exchange rate changes on cash and cash equivalents	7.3	(12.3)	(10.2)
Net increase (decrease) in cash and cash equivalents	180.1	(109.9)	(82.5)
Cash and cash equivalents – beginning of period	288.0	397.9	480.4
Cash and cash equivalents – end of period	$468.1	$288.0	$397.9

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements:
Principles of Consolidation: The Consolidated Financial Statements include all controlled subsidiaries of the Company, after elimination of all intercompany accounts and transactions. A noncontrolling interest in a subsidiary is considered an ownership interest in a controlled subsidiary that is not attributable to the Company. The Company includes noncontrolling interests as a component of Total equity in the Consolidated Balance Sheets and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Allegion plc in the Consolidated Statements of Comprehensive Income.
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
Accounts and Notes Receivable, Net: Receivables consist of billed receivables which are currently due from customers. The Company provides for an allowance for doubtful accounts and notes receivable, which represents the best estimate of expected lifetime credit losses inherent in the Company’s accounts and notes receivable portfolios. The Company's estimates are influenced by a continuing credit evaluation of customers' financial condition, trade accounts and notes receivable aging and historical loss experience, as well as reasonable and supportable forecasts of future economic conditions. The Company has reserved $14.0 million and $6.0 million for doubtful accounts and notes receivable as of December 31, 2023 and 2022, respectively.
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
Investments: The Company periodically invests in debt or equity securities of start-up companies and/or development stage technology or other companies without acquiring a controlling interest. The Company applies the equity method of accounting when the Company has the ability to exercise significant influence over the operating and financial decision making of the investee. Investments in equity method affiliates totaled $12.7 million and $11.8 million as of December 31, 2023 and 2022, respectively. Equity investments that have readily determinable fair values in which the Company does not have significant influence are measured at fair value, with any unrealized holding gains and losses being recorded to earnings. Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and are qualitatively assessed for impairment indicators each reporting period. Investments in debt and equity securities not accounted for under the equity method of accounting totaled $65.8 million and $46.8 million as of December 31, 2023 and 2022, respectively. The Company's investments are recorded within Other noncurrent assets within the Consolidated Balance Sheets.
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
The Company assesses the specific terms and conditions of each real estate lease, which can vary significantly from lease to lease, to determine the amount of the lease payments and the length of the lease term, which includes the minimum period over which lease payments are required plus any renewal options that are both within the Company's control to exercise and reasonably certain of being exercised upon lease commencement. When available, the Company will utilize the rate implicit in the lease as the discount rate to determine the lease liability; however, as this rate is not available for most leases, the Company will use its incremental borrowing rate for debt instruments with terms approximating the weighted-average term of its real estate or equipment leases to discount the future lease payments over the lease term to present value. The Company incurs variable lease payments for certain of its real estate leases, such as reimbursements of property taxes, maintenance and other operational costs to the lessor. In general, these variable lease payments are not captured as part of the lease liability or ROU asset, but rather are expensed as incurred. Most of the Company's equipment leases are for terms ranging from two to five years, although terms and conditions can vary from lease to lease. The Company applies similar estimates and judgments to its equipment lease portfolio in determining the lease payments, lease term and incremental borrowing rate as it does to its real estate lease portfolio. The Company does not typically incur variable lease payments related to its equipment leases.
Goodwill: The Company records goodwill as the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate the fair value of a reporting unit is more likely than not less than its carrying amount. Recoverability of goodwill is measured at the reporting unit level. The carrying amount of a reporting unit is compared to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of the reporting unit's goodwill. Estimated fair value of the Company's reporting units is based on two valuation techniques, a discounted cash flow model (income approach) and a market multiple of earnings (market approach), with each method being weighted in the calculation.
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
Business Combinations: The fair value of consideration paid in a business combination is allocated to the tangible and identifiable intangible assets acquired, liabilities assumed and goodwill using the acquisition method of accounting. Acquired intangible assets typically include trade names, customer relationships and completed technologies. The accounting for business combinations involves a considerable amount of judgment and estimation, and as a result, for significant acquisitions the Company normally obtains the assistance of a third-party valuation specialist in estimating fair values of acquired tangible and intangible assets and assumed liabilities. The allocation of consideration paid to assets acquired and liabilities assumed may be subject to revision based on the final determination of fair values during the measurement period, which in some cases, may be up to one year from the acquisition date. Any contingent consideration is recorded at the estimated fair value as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in the Consolidated Statements of Comprehensive Income. Business acquisition and integration costs are expensed as incurred.
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
Cash paid for income taxes, net of refunds, for the years ended December 31, 2023, 2022 and 2021 was $157.9 million, $81.7 million and $89.1 million, respectively.
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
Revenue Recognition: Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. The Company has two principal revenue streams, tangible product sales and services. Product sales involve contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Service offerings include inspection, maintenance and repair, aftermarket, design and installation and locksmith services, as well as software as a service ("SaaS") solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue related to services is recognized when the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets any established criteria. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied.
Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products or providing the services and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction to Net revenues and as a contra receivable. At December 31, 2023 and 2022, the Company had a reserve for customer claims of $52.8 million and $43.5 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. At December 31, 2023 and 2022, the Company had a sales incentive accrual of $55.7 million and $60.4 million, respectively. These estimates are reviewed regularly for accuracy, and if updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known.
As a practical expedient allowed under ASC 606, "Revenue from Contracts with Customers", the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company also applies the practical expedients to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less and for contracts where the Company has the right to invoice for performance completed to date. The transaction price is not adjusted for the effects of a significant financing component, as the time period between control transfer of goods and services is less than one year. Sales, value-added and other similar taxes collected by the Company are excluded from Net revenues. The Company has also elected to account for shipping and handling activities that occur after control of the related goods transfers as fulfillment activities instead of performance obligations. These activities are included in Cost of goods sold in the Consolidated Statements of Comprehensive Income. The Company’s payment terms are generally consistent with the industries in which its businesses operate.
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
Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred. For the years ended December 31, 2023, 2022 and 2021, expenses related to research and development activities amounted to approximately $101.9 million, $74.5 million and $73.3 million, respectively, and primarily consisted of salaries, wages, benefits, facility costs and other overhead expenses.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on the financial position, results of operations or cash flows.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that have had or are expected to have a material impact on the Consolidated Financial Statements.

NOTE 3 - ACQUISITIONS
On January 3, 2023, the Company, through its subsidiaries, completed an acquisition of plano. group ("plano"), a SaaS workforce management solution business based in Germany, for $36.6 million, net of cash acquired. The acquisition was accounted for as a business combination and the financial results of plano have been included in the Company's Consolidated Financial Statements since the date of the acquisition. Plano has been integrated into the Allegion International segment.
The allocation of the purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition date includes $16.0 million of finite-lived intangible assets, $23.0 million of goodwill and $2.4 million of net liabilities assumed. The finite-lived intangible assets have a weighted average useful life of approximately 15 years.
On July 5, 2022, the Company, through its subsidiaries, completed the acquisition of Stanley Access Technologies LLC and assets related to the automatic entrance solutions business from Stanley Black & Decker, Inc. (the "Access Technologies business"). The total consideration paid for the acquisition was $915.2 million, and the acquisition was accounted for as a business combination.
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

Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Goodwill resulting from this acquisition is deductible for tax purposes.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred $21.0 million, $30.5 million and $4.4 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Consolidated Statements of Comprehensive Income.

NOTE 4 – INVENTORIES
At December 31, the major classes of Inventories were as follows:

In millions	2023	2022
Raw materials	$218.4	$212.2
Work-in-process	41.6	41.7
Finished goods	178.5	225.1
Total	$438.5	$479.0

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2023	2022
Land	$19.1	$18.3
Buildings	183.0	173.2
Machinery and equipment	489.3	463.8
Software	183.8	160.2
Construction in progress	86.2	60.1
Total property, plant and equipment	961.4	875.6
Accumulated depreciation	(603.3)	(566.9)
Property, plant and equipment, net	$358.1	$308.7
Depreciation expense for the years ended December 31, 2023, 2022 and 2021, was $47.3 million, $45.7 million and $45.2 million, which includes amounts for software depreciation of $12.9 million, $12.3 million and $11.5 million, respectively.

NOTE 6 – GOODWILL
The changes in the carrying amount of Goodwill were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2021 (gross)	$501.2	$876.2	$1,377.4
Accumulated impairment	—	(573.6)	(573.6)
December 31, 2021 (net)	501.2	302.6	803.8
Acquisitions and adjustments	631.5	—	631.5
Currency translation	(4.6)	(17.6)	(22.2)
December 31, 2022 (net)	1,128.1	285.0	1,413.1
Acquisitions and adjustments	(3.7)	23.0	19.3
Currency translation	2.3	8.4	10.7
December 31, 2023 (net)	$1,126.7	$316.4	$1,443.1
There was no impairment of goodwill for the years ended December 31, 2023, 2022 and 2021. Accumulated impairments were recorded prior to 2021.

NOTE 7 – INTANGIBLE ASSETS
At December 31, the gross amount of the Company's intangible assets and related accumulated amortization were as follows:

	2023			2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$64.5	$(36.9)	$27.6	$63.0	$(32.1)	$30.9
Customer relationships	535.3	(185.2)	350.1	515.0	(155.8)	359.2
Trade names (finite-lived)	142.2	(79.3)	62.9	135.7	(62.6)	73.1
Other	75.3	(47.5)	27.8	71.2	(35.9)	35.3
Total finite-lived intangible assets	817.3	$(348.9)	468.4	784.9	$(286.4)	498.5
Trade names (indefinite-lived)	104.4		104.4	110.4		110.4
Total	$921.7		$572.8	$895.3		$608.9
Intangible asset amortization expense for the years ended December 31, 2023, 2022 and 2021, was $61.7 million, $49.4 million and $34.0 million, respectively.
Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $55.7 million for 2024, $49.9 million for 2025, $46.7 million for 2026, $39.8 million for 2027 and $31.5 million for 2028.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy, the Company performs its annual impairment test in the fourth quarter of each year or whenever there is a significant change in events or circumstances that indicate the fair value of an indefinite-lived intangible asset is more likely than not less than its carrying amount. Based on these tests, it was determined that two of the Company's indefinite-lived trade names in the International segment were impaired, and an impairment charge of $7.5 million was recorded for the year ended December 31, 2023. The impairment related to declines in volumes which reduced the brands' expected future cash flows. Intangible asset impairment charges are included in Impairment of intangible assets in the Consolidated Statements of Comprehensive Income. No intangible asset impairment charges were recorded in either of the years ended December 31, 2022 or 2021.

NOTE 8 - DIVESTITURES
In September 2022, the Company sold Milre Systek Co. Ltd. ("Milre") in South Korea for an immaterial amount. As a result of the sale, the Company recorded a Loss on divestiture of $7.6 million, of which $1.6 million related to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale.

NOTE 9 – DEBT AND CREDIT FACILITIES
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2023	2022
2021 Term Facility	$225.0	$237.5
2021 Revolving Facility	—	69.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.1	0.2
Total borrowings outstanding	2,025.1	2,106.7
Discounts and debt issuance costs, net	(10.1)	(12.2)
Total debt	2,015.0	2,094.5
Less current portion of long-term debt	412.6	12.6
Total long-term debt	$1,602.4	$2,081.9
Unsecured Credit Facilities
As of December 31, 2023, the Company has an unsecured Credit Agreement in place, consisting of a $250.0 million term loan facility (the “2021 Term Facility”) and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”). Borrowings under the 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary. The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the remaining balance due at maturity. The Company may voluntarily prepay outstanding amounts under the 2021 Term Facility at any time without premium or penalty, subject to customary breakage costs. Amounts borrowed under the 2021 Term Facility that are repaid may not be reborrowed. The Company repaid $12.5 million of principal on the 2021 Term Facility during the year ended December 31, 2023.
The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. In July 2022, the Company borrowed $340.0 million under the 2021 Revolving Facility to partially fund the acquisition of the Access Technologies business. The Company subsequently repaid $271.0 million, resulting in $69.0 million of borrowings outstanding as of December 31, 2022. In 2023, the Company repaid all borrowings on the 2021 Revolving Facility, resulting in no outstanding balance as of December 31, 2023. The Company also had $18.4 million and $13.2 million of letters of credit outstanding at December 31, 2023 and 2022, respectively. Outstanding borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the 2021 Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.090% and 0.200% per year, depending on the Company's credit ratings, as well as certain other fees.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, of (i) a Bloomberg Short-Term Bank Yield Index (“BSBY”) rate plus an applicable margin, or (ii) a base rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company's credit ratings. At December 31, 2023, the Company's outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.581%. The Credit Agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Agreement requires the Company to comply with a maximum leverage ratio as defined within the agreement. As of December 31, 2023, the Company was in compliance with all covenants.
Senior Notes
As of December 31, 2023, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027, and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and will mature on July 1, 2032. The 3.200% Senior Notes, 3.550% Senior Notes and 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, 3.550% and 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.
Future Repayments
Future required principal payments on indebtedness as of December 31, 2023 were as follows:

In millions
2024	$412.6
2025	21.9
2026	190.6
2027	400.0
2028	—
Thereafter	1,000.0
Total	$2,025.1
Cash paid for interest for the years ended December 31, 2023, 2022 and 2021 was $92.0 million, $56.9 million and $45.1 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $175.4 million and $161.5 million at December 31, 2023 and 2022, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 13), nor the balances included in Accumulated other comprehensive loss, were material as of December 31, 2023 and 2022. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other Comprehensive (loss) income during any of the years ended December 31, 2023, 2022 or 2021, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At December 31, 2023, the maximum term of the Company's currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 11 - LEASES
Total lease expense for the years ended December 31, 2023, 2022 and 2021, was $60.9 million, $48.9 million and $45.4 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. Lease expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $16.9 million, $9.6 million and $8.2 million, respectively, for the years ended December 31, 2023, 2022 and 2021. No material lease costs have been capitalized on the Consolidated Balance Sheets as of December 31, 2023 or 2022.
Amounts included within the Consolidated Balance Sheets related to the Company's ROU asset and lease liability were as follows:

		December 31, 2023			December 31, 2022
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$114.7	$33.4	$148.1	$69.3	$28.8	$98.1
Lease liability - current	Accrued expenses and other current liabilities	18.7	15.0	33.7	17.7	14.1	31.8
Lease liability - noncurrent	Other noncurrent liabilities	98.9	18.4	117.3	54.8	14.7	69.5

Other information:
Weighted-average remaining term (years)		11.6	2.7		5.9	2.4
Weighted-average discount rate		5.0%	4.4%		3.5%	2.1%
The following table summarizes additional information related to the Company's leases for the years ended December 31:

	2023			2022
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$24.2	$19.8	$44.0	$20.6	$18.7	$39.3
ROU assets obtained in exchange for new lease liabilities (a)	64.7	18.8	83.5	32.2	13.2	45.4
(a)The significant increase in ROU assets obtained in exchange for new lease liabilities for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to two new manufacturing and assembly facility leases in the Allegion Americas segment.
Future Repayments
Future minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the next five years and thereafter as of December 31, 2023, were as follows:

In millions	2024	2025	2026	2027	2028	Thereafter	Total
Real estate leases	$23.9	$21.7	$18.3	$14.4	$9.3	$74.5	$162.1
Equipment leases	16.1	10.9	5.2	2.4	1.0	—	35.6
Total	$40.0	$32.6	$23.5	$16.8	$10.3	$74.5	$197.7
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of December 31, 2023, is due to imputed interest of $46.7 million.

NOTE 12 – DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit plans to eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The following table details information regarding the Company’s defined benefit plans at December 31:

	U.S.		NON-U.S.
In millions	2023	2022	2023	2022
Change in benefit obligations:
Benefit obligation at beginning of year	$247.7	$335.9	$255.1	$417.1
Service cost	0.9	5.9	1.5	1.4
Interest cost	12.1	8.1	12.5	6.7
Employee contributions	—	—	0.3	0.2
Amendments	—	—	(0.1)	—
Actuarial losses (gains)(a)	10.9	(84.5)	2.8	(116.4)
Benefits paid	(14.6)	(17.7)	(13.3)	(13.3)
Foreign currency exchange rate changes	—	—	14.8	(39.0)
Curtailments and settlements	(15.9)	—	(1.8)	(1.6)
Other, including expenses paid	(0.5)	—	—	—
Benefit obligation at end of year	$240.6	$247.7	$271.8	$255.1
Change in plan assets:
Fair value at beginning of year	$242.3	$326.5	$248.4	$449.4
Actual return on plan assets	18.3	(65.6)	17.1	(146.8)
Company contributions	15.9	0.5	5.0	5.5
Employee contributions	—	—	0.3	0.2
Benefits paid	(14.6)	(17.7)	(13.3)	(13.3)
Foreign currency exchange rate changes	—	—	13.8	(43.4)
Curtailment and settlements	(15.9)	—	(1.8)	(1.6)
Other, including expenses paid	(1.6)	(1.4)	(1.8)	(1.6)
Fair value of assets at end of year	$244.4	$242.3	$267.7	$248.4
Funded status:
Plan assets exceeding (less than) benefit obligations	$3.8	$(5.4)	$(4.1)	$(6.7)
Amounts included in the balance sheet:
Other noncurrent assets	$8.4	$14.9	$19.7	$12.6
Accrued compensation and benefits	—	(15.7)	(1.3)	(0.8)
Postemployment and other benefit liabilities	(4.6)	(4.6)	(22.5)	(18.5)
Net amount recognized	$3.8	$(5.4)	$(4.1)	$(6.7)
(a)The significant actuarial gains during the year ended December 31, 2022, were primarily driven by discount rate increases.
It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting or tax requirements in certain jurisdictions. As of December 31, 2023, approximately 5% of the Company's projected benefit obligation relates to plans that are not funded, of which the majority are non-U.S. plans.

The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2021	$(0.7)	$(40.5)	$(41.2)
Current year changes recorded to Accumulated other comprehensive loss	—	5.4	5.4
Amortization reclassified to earnings	0.2	1.1	1.3
December 31, 2022	$(0.5)	$(34.0)	$(34.5)
Current year changes recorded to Accumulated other comprehensive loss	—	(7.6)	(7.6)
Amortization reclassified to earnings	0.1	0.7	0.8
Settlements/curtailments reclassified to earnings	—	0.1	0.1
December 31, 2023	$(0.4)	$(40.8)	$(41.2)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2021	$(3.8)	$(59.3)	$(63.1)
Current year changes recorded to Accumulated other comprehensive loss	0.1	(44.7)	(44.6)
Amortization reclassified to earnings	0.1	(0.5)	(0.4)
Currency translation and other	0.5	7.3	7.8
December 31, 2022	$(3.1)	$(97.2)	$(100.3)
Current year changes recorded to Accumulated other comprehensive loss	0.1	(1.7)	(1.6)
Amortization reclassified to earnings	0.1	3.5	3.6
Settlements/curtailments reclassified to earnings	—	0.3	0.3
Currency translation and other	(0.1)	(5.3)	(5.4)
December 31, 2023	$(3.0)	$(100.4)	$(103.4)
Weighted-average discount rate assumptions utilized in determining benefit obligations as of December 31, were as follows:

	2023	2022
U.S. plans	5.1%	5.4%
Non-U.S. plans	4.6%	4.9%
Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2023	2022	2023	2022
Projected benefit obligation	$4.6	$20.2	$34.4	$29.1
Accumulated benefit obligation	4.6	20.2	28.7	24.3
Fair value of plan assets	$—	$—	$10.6	$9.8
Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2024	$22.1	$15.0
2025	19.5	15.3
2026	22.2	15.7
2027	19.1	16.2
2028	19.5	16.5
2029 - 2033	90.4	90.5

The components of the Company’s net periodic pension benefit cost (income) for the years ended December 31, were as follows:

	U.S.
In millions	2023	2022	2021
Service cost	$0.9	$5.9	$6.7
Interest cost	12.1	8.1	6.8
Expected return on plan assets	(15.0)	(13.5)	(14.0)
Administrative costs and other	1.0	1.1	1.2
Net amortization of:
Prior service costs	0.2	0.2	0.3
Plan net actuarial losses	0.7	1.1	3.4
Net periodic pension benefit (income) cost	$(0.1)	$2.9	$4.4

	NON-U.S.
In millions	2023	2022	2021
Service cost	$1.4	$1.4	$2.0
Interest cost	12.5	6.7	5.1
Expected return on plan assets	(16.0)	(14.3)	(13.8)
Administrative costs and other	1.8	1.5	1.9
Net amortization of:
Prior service costs	0.1	0.1	0.1
Plan net actuarial losses (gains)	3.5	(0.5)	1.4
Net curtailment and settlement losses	0.3	—	0.5
Net periodic pension benefit cost (income)	$3.6	$(5.1)	$(2.8)
The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components are recorded within Other income, net within the Consolidated Statements of Comprehensive Income.
Net periodic pension benefit cost for 2024 is projected to be approximately $2 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2023.
Weighted-average assumptions utilized in determining net periodic pension benefit cost (income) for the years ended December 31, were as follows:

	2023	2022	2021
Discount rate:
U.S. plans	5.4%	2.8%	2.5%
Non-U.S. plans	4.9%	1.9%	1.3%
Rate of compensation increase:
U.S. plans	—%	3.0%	3.0%
Non-U.S. plans	3.4%	3.5%	3.0%
Expected return on plan assets:
U.S. plans	6.5%	4.3%	4.3%
Non-U.S. plans	6.4%	3.5%	3.0%
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
The fair values of the Company’s U.S. pension plan assets at December 31, 2023, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$5.5	$5.5
Common collective trusts	—	—	—	183.7	183.7
Other(a)	—	—	—	55.2	55.2
Total U.S. pension plan assets	$—	$—	$—	$244.4	$244.4
(a)Includes group trust diversified credit and real asset funds.
The fair values of the Company’s U.S. pension plan assets at December 31, 2022, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$4.2	$4.2
Common collective trusts	—	—	—	167.7	167.7
Other(a)	—	—	—	70.4	70.4
Total U.S. pension plan assets	$—	$—	$—	$242.3	$242.3
(a)Includes group trust diversified credit and real asset funds.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2023 or 2022.
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
The fair values of the Company’s non-U.S. pension plan assets at December 31, 2023, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.8	$—	$—	$39.0	$39.8
Equity mutual funds	—	3.3	—	45.4	48.7
Corporate and non-U.S. bonds	—	3.0	—	137.4	140.4
Other(a)	—	0.3	4.1	34.4	38.8
Total non-U.S. pension plan assets	$0.8	$6.6	$4.1	$256.2	$267.7
(a) Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.

The fair values of the Company’s non-U.S. pension plan assets at December 31, 2022, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$30.5	$30.5
Equity mutual funds	—	2.7	—	47.3	50.0
Corporate and non-U.S. bonds	—	2.9	—	122.1	125.0
Other(a)	—	0.3	4.1	38.5	42.9
Total non-U.S. pension plan assets	$—	$5.9	$4.1	$238.4	$248.4
(a) Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2023 or 2022.
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
The Company made employer contributions of $15.9 million, $0.5 million and $6.2 million to the U.S. pension plans in 2023, 2022 and 2021, respectively. In 2022, the Company prefunded $8.2 million of supplemental plan payments to a former executive to satisfy an obligation due in early 2023, which is included within the $15.9 million. The Company made employer contributions to its non-U.S. pension plans of $5.0 million, $5.5 million and $6.0 million in 2023, 2022 and 2021, respectively.
The Company currently projects that approximately $5 million will be contributed to its plans worldwide in 2024. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2024 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $31.7 million, $23.0 million and $18.3 million in 2023, 2022 and 2021, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $10.1 million, $8.8 million and $8.6 million in 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that, prior to 2019, permitted certain employees to defer up to 50% of their annual salary and up to 100% of their annual bonus awards, performance stock plan awards and restricted stock units into a number of investment choices, including its ordinary share equivalents, until conclusion of their employment with the Company. As of December 31, 2023 and 2022, the deferred compensation liability balance was $13.9 million and $13.8 million, respectively, the majority of which was recorded within Postemployment and other benefit liabilities in the Consolidated Balance Sheets. Amounts invested in ordinary share equivalents of the Company are not included in the deferred compensation liability balance, as these amounts will be settled in ordinary shares of the Company at the time of distribution.

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
Assets and liabilities measured at fair value at December 31, 2023, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$18.0	$—	$18.0
Total asset recurring fair value measurements	$—	$18.0	$—	$18.0
Liabilities:
Deferred compensation and other retirement plans	$—	$18.2	$—	$18.2
Total liability recurring fair value measurements	$—	$18.2	$—	$18.2
Financial instruments not carried at fair value
Total debt	$—	$1,984.9	$—	$1,984.9
Total financial instruments not carried at fair value	$—	$1,984.9	$—	$1,984.9
Assets and liabilities measured at fair value at December 31, 2022, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$19.9	$—	$19.9
Total asset recurring fair value measurements	$—	$19.9	$—	$19.9
Liabilities:
Deferred compensation and other retirement plans	$—	$20.3	$—	$20.3
Total liability recurring fair value measurements	$—	$20.3	$—	$20.3
Financial instruments not carried at fair value
Total debt	$—	$1,978.4	$—	$1,978.4
Total financial instruments not carried at fair value	$—	$1,978.4	$—	$1,978.4

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2023, are the same as those used at December 31, 2022.

NOTE 14 – EQUITY
Ordinary Shares
The changes in ordinary shares outstanding for the year ended December 31, 2023, were as follows:

In millions	Total
December 31, 2022	87.9
Shares issued under equity incentive plans	0.1
Repurchase of ordinary shares	(0.5)
December 31, 2023	87.5
Allegion had 400.0 million ordinary shares authorized and 10.0 million preferred shares, $0.001 par value per share, authorized (with none outstanding) at December 31, 2023.
In June 2023, the Company's Board of Directors reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including $500 million of the Company's ordinary shares (the "Share Repurchase Authorization"). During the year ended December 31, 2023, the Company paid $59.9 million to repurchase 0.5 million ordinary shares on the open market under the Share Repurchase Authorization. As of December 31, 2023, the Company has approximately $460.0 million still available to be repurchased under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss were as follows:

In millions	Cash flow hedges	Defined benefit plan items	Foreign currency items	Total
December 31, 2020	$(0.9)	$(120.3)	$(35.9)	$(157.1)
Other comprehensive (loss) income, net of tax	1.8	24.3	(63.4)	(37.3)
December 31, 2021	0.9	(96.0)	(99.3)	(194.4)
Other comprehensive income (loss), net of tax	5.2	(21.1)	(75.5)	(91.4)
December 31, 2022	6.1	(117.1)	(174.8)	(285.8)
Other comprehensive income (loss), net of tax	(0.5)	(8.8)	33.6	24.3
December 31, 2023	$5.6	$(125.9)	$(141.2)	$(261.5)
All amounts of Other comprehensive loss, net attributable to noncontrolling interests on the Consolidated Statements of Equity relate to foreign currency items.

NOTE 15 – SHARE-BASED COMPENSATION
Under the Company's shareholder-approved equity incentive plan, a maximum of 2.7 million ordinary shares are authorized for issuance, of which 2.7 million remained available for issuance as of December 31, 2023, for future equity incentive awards.

Compensation Expense
Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2023	2022	2021
Stock options	$4.3	$4.4	$3.9
RSUs	14.6	14.2	13.6
PSUs	7.5	5.9	5.9
Pre-tax expense	26.4	24.5	23.4
Tax benefit	(2.7)	(2.7)	(2.6)
After-tax expense	$23.7	$21.8	$20.8
Stock Options / RSUs
The weighted-average fair value of stock options granted for the years ended December 31, 2023, 2022 and 2021, was estimated to be $33.66, $28.24 and $24.99 per share, respectively, using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	2023	2022	2021
Dividend yield	1.60%	1.46%	1.32%
Volatility	28.47%	27.12%	27.14%
Risk-free rate of return	4.10%	2.13%	0.75%
Expected life	6.0 years	6.0 years	6.0 years
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
Changes in options outstanding under the plans for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Shares subject to option	Weighted- average exercise price(a)	Aggregate intrinsic value (millions)	Weighted-average remaining life (years)
December 31, 2020	760,142	$85.18
Granted	179,743	109.14
Exercised	(156,063)	66.98
Canceled	(26,042)	109.36
December 31, 2021	757,780	93.76
Granted	234,809	112.18
Exercised	(52,641)	58.63
Canceled	(7,366)	115.55
December 31, 2022	932,582	100.21
Granted	156,929	112.59
Exercised	(76,969)	73.30
Canceled	(12,182)	117.82
Outstanding December 31, 2023	1,000,360	$104.01	$23.1	5.7
Exercisable December 31, 2023	643,947	$99.66	$17.8	4.6
(a)     The weighted-average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2023:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2023	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2023	Weighted- average remaining life (years)	Weighted- average exercise price
50.01	—	75.00	86,747	2.0	$62.40	86,747	2.0	$62.40
75.01	—	100.00	238,530	4.0	87.60	238,530	4.0	87.60
100.01	—	125.00	533,274	7.3	111.38	176,861	6.3	110.41
125.01	—	150.00	141,809	4.9	129.33	141,809	4.9	129.33
			1,000,360	5.7	$104.01	643,947	4.6	$99.66
At December 31, 2023, there was $4.0 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested stock options held by non-retirement eligible employees. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was $3.5 million and $2.9 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years ended December 31, 2023, 2022 and 2021:

	RSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2020	195,290	$102.52
Granted	134,543	112.75
Vested	(124,347)	100.52
Canceled	(10,083)	109.31
Outstanding and unvested at December 31, 2021	195,403	112.35
Granted	187,363	111.64
Vested	(114,987)	110.00
Canceled	(6,731)	115.04
Outstanding and unvested at December 31, 2022	261,048	112.79
Granted	137,677	112.38
Vested	(101,516)	115.94
Canceled	(9,844)	112.45
Outstanding and unvested at December 31, 2023	287,365	$111.51
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2023, there was $11.7 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is primarily related to unvested RSUs held by non-retirement eligible employees.
Performance Stock
In February 2021, 2022 and 2023, the Compensation Committee of the Company's Board of Directors granted PSUs that vested based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance during a three-year performance period in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against the S&P 400 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

The following table summarizes PSU activity for the maximum number of shares that may be issued upon vesting of those awards for the years ended December 31, 2023, 2022 and 2021:

	PSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2020	145,976	$93.89
Granted	92,717	109.53
Vested	(80,194)	100.26
Forfeited	(13,332)	115.92
Outstanding and unvested at December 31, 2021	145,167	98.34
Granted	51,035	123.26
Vested	(38,044)	92.15
Forfeited	(19,773)	101.96
Outstanding and unvested at December 31, 2022	138,385	108.71
Granted	77,253	120.69
Vested	(13,028)	149.43
Forfeited	(49,419)	134.62
Outstanding and unvested at December 31, 2023	153,191	$102.93
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2023, there was $10.4 million of total unrecognized compensation cost from the PSP based on actual performance through such date, which is related to shares underlying unvested awards. This compensation cost will be recognized over the required service period, which is generally the three-year performance/vesting period.

NOTE 16 – RESTRUCTURING ACTIVITIES
During the years ended December 31, 2023, 2022 and 2021, the Company recorded $12.5 million, $3.3 million and $4.3 million, respectively, of expenses associated with restructuring activities. Restructuring activities in each period were related to workforce reductions intended to optimize and simplify operations and cost structure. Restructuring expenses are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the years ended December 31, 2023 and 2022, were as follows:

In millions	Total
December 31, 2021	$0.4
Additions, net of reversals	3.3
Cash payments	(3.4)
Currency translation	(0.1)
December 31, 2022	0.2
Additions, net of reversals	12.5
Cash payments	(10.9)
Currency translation	0.1
December 31, 2023	$1.9
The majority of the costs accrued as of December 31, 2023, are expected to be paid within one year.
The Company also incurred other non-qualified restructuring charges, which represent costs directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These costs were not material during the years ended December 31, 2023, 2022 and 2021. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.

NOTE 17 – OTHER INCOME, NET
The components of Other income, net for the years ended December 31, were as follows:

In millions	2023	2022	2021
Interest income	$(6.8)	$(1.3)	$(0.4)
Foreign currency exchange loss	3.9	2.4	2.7
Earnings and gains from the sale of equity method investments, net	(1.0)	(0.8)	(6.4)
Net periodic pension and postretirement benefit cost (income), less service cost	1.0	(9.4)	(7.1)
Other expense (income)	1.0	(2.5)	(32.8)
Other income, net	$(1.9)	$(11.6)	$(44.0)

NOTE 18 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2023	2022	2021
U.S.	$220.8	$95.5	$74.5
Non-U.S.	396.4	419.0	449.5
Total	$617.2	$514.5	$524.0
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
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2023	2022	2021
Current tax expense:
U.S.	$114.7	$98.3	$57.4
Non-U.S.	29.5	29.2	27.1
Total:	144.2	127.5	84.5
Deferred tax benefit:
U.S.	(59.1)	(62.8)	(38.3)
Non-U.S.	(8.5)	(8.5)	(5.5)
Total:	(67.6)	(71.3)	(43.8)
Total tax expense:
U.S.	55.6	35.5	19.1
Non-U.S.	21.0	20.7	21.6
Total	$76.6	$56.2	$40.7
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(11.0)	(13.6)	(14.1)
State and local income taxes (1)	2.4	1.4	1.1
Reserves for uncertain tax positions	(0.1)	1.3	0.3
Tax on unremitted earnings	0.4	0.1	(0.1)
Other adjustments	(0.3)	0.7	(0.4)
Effective tax rate	12.4%	10.9%	7.8%
(1)Net of changes in valuation allowances

The majority of the Company's earnings are considered permanently reinvested, and therefore, the Company has not recorded any incremental withholding or income tax liabilities on these permanently reinvested earnings.
At December 31, a summary of the deferred tax accounts was as follows:

In millions	2023	2022
Deferred tax assets:
Inventory and accounts receivable	$13.0	$6.8
Fixed assets and intangibles	3.8	2.9
Lease liabilities	36.2	24.3
Postemployment and other benefit liabilities	36.3	27.8
Other reserves and accruals	24.3	16.0
Net operating losses, tax credits and other carryforwards	552.4	492.7
Other	1.4	1.8
Gross deferred tax assets	667.4	572.3
Less: deferred tax valuation allowances	(281.0)	(264.7)
Deferred tax assets net of valuation allowances	$386.4	$307.6
Deferred tax liabilities:
Fixed assets and intangibles	$(95.5)	$(98.0)
Right of use assets	(35.7)	(23.7)
Postemployment and other benefit liabilities	(4.9)	(3.2)
Unremitted earnings of foreign subsidiaries	(3.4)	(1.8)
Other	(5.5)	(8.4)
Gross deferred tax liabilities	(145.0)	(135.1)
Net deferred tax assets	$241.4	$172.5
At December 31, 2023, $3.4 million of deferred taxes were recorded for certain undistributed earnings of subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.
At December 31, 2023, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$15.6	2029-Unlimited
U.S. Federal and State credit carryforwards	24.2	2024-2037
U.S. State tax loss carryforwards	6.8	2024-Unlimited
Non-U.S. tax loss carryforwards	$1,034.0	2025-Unlimited
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

Activity associated with the Company’s valuation allowance is as follows:

In millions	2023	2022	2021
Beginning balance	$264.7	$265.5	$259.7
Increase to valuation allowance	15.7	4.2	8.4
Decrease to valuation allowance	—	(3.9)	(2.0)
Foreign exchange translation	0.6	(1.1)	(0.6)
Ending balance	$281.0	$264.7	$265.5
During the year ended December 31, 2023, the valuation allowance increased by $16.3 million, while during the year ended December 31, 2022, the valuation allowance decreased by $0.8 million. The Company's valuation allowance will fluctuate from year to year as a result of changes in country specific tax laws, internal restructurings, jurisdictional profitability and changes in judgments and facts regarding the realizability of deferred tax assets.
The Company has total unrecognized tax benefits of $45.1 million and $45.2 million as of December 31, 2023 and 2022, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $45.1 million as of December 31, 2023. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2023	2022	2021
Beginning balance	$45.2	$41.5	$41.2
Additions based on tax positions related to the current year	10.8	10.1	8.8
Additions based on tax positions related to prior years	1.4	0.9	3.6
Reductions based on tax positions related to prior years	(1.9)	(0.2)	(2.2)
Reductions related to settlements with tax authorities	—	—	(3.6)
Reductions related to lapses of statute of limitations	(10.9)	(6.5)	(5.6)
Translation loss/(gain)	0.5	(0.6)	(0.7)
Ending balance	$45.1	$45.2	$41.5
The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $9.0 million and $11.0 million at December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company recognized a $2.7 million reduction in interest and penalties, net of tax, related to these uncertain tax positions. For the year ended December 31, 2022, the Company recognized $3.3 million in interest and penalties, net of tax, related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $10.8 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, France, Germany, Italy, Mexico, the Netherlands, Poland and the U.S. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2014, with certain matters being resolved through appeals and litigation.

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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2023	2022	2021
Weighted-average number of basic shares	87.9	88.0	89.9
Shares issuable under share-based compensation plans	0.4	0.3	0.6
Weighted-average number of diluted shares	88.3	88.3	90.5
As of December 31, 2023 and 2022, 0.6 million and 0.5 million stock options were excluded from the computation of weighted-average diluted shares outstanding, respectively, because the effect of including these shares would have been anti-dilutive.

NOTE 20 – NET REVENUES
The following table shows the Company's Net revenues related to both tangible product sales and services for the years ended December 31, 2023, 2022 and 2021, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two revenue streams:

	2023
In millions	Allegion Americas	Allegion International	Total
Products	$2,756.7	$702.5	$3,459.2
Services	156.9	34.7	191.6
Total Net revenues	$2,913.6	$737.2	$3,650.8

	2022
In millions	Allegion Americas	Allegion International	Total
Products	$2,455.8	$704.0	$3,159.8
Services	74.9	37.2	112.1
Total Net revenues	$2,530.7	$741.2	$3,271.9

	2021
In millions	Allegion Americas	Allegion International	Total
Products	$2,048.2	$785.3	$2,833.5
Services	1.8	32.1	33.9
Total Net revenues	$2,050.0	$817.4	$2,867.4
As of December 31, 2023 and 2022, neither the contract assets related to the Company's right to consideration for work completed but not billed nor the contract liabilities associated with contract revenue were material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, no adjustments related to performance obligations satisfied in previous periods were recorded.

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
Environmental Matters
As of December 31, 2023 and 2022, the Company has recorded reserves for environmental matters of $20.2 million and $24.1 million, respectively. The total reserve at December 31, 2023 and 2022, included $11.2 million and $13.8 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of their expected future payment. The Company's total current environmental reserve at December 31, 2023 and 2022, was $3.6 million and $3.9 million, respectively, and the remainder is classified as noncurrent.
The Company incurred $0.5 million, $2.9 million and $0.9 million of expenses during the years ended December 31, 2023, 2022 and 2021, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company.

Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2023	2022	2021
Balance at beginning of period	$18.2	$17.7	$16.5
Reductions for payments	(9.5)	(9.1)	(10.6)
Accruals for warranties issued during the current period	12.6	8.8	11.9
Changes to accruals related to preexisting warranties	(0.7)	—	—
Acquisitions/divestitures	—	1.4	—
Translation	0.1	(0.6)	(0.1)
Balance at end of period	$20.7	$18.2	$17.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of the expected future payments. The amount included within current liabilities at December 31, 2023 and 2022, was $14.7 million and $12.1 million, respectively, and the remainder is classified as noncurrent.

NOTE 22 – BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margin. Segment operating income is the measure of profit and loss that the Company’s chief operating decision maker ("CODM") uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes Segment operating income represents the most relevant measure of segment profit and loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income (loss) as a percentage of the segment's Net revenues.
Due to a reporting change effective January 1, 2023, results for the Global Portable Security brands (inclusive of the AXA, Kryptonite and Trelock businesses) are now fully reflected within the Allegion International segment. Accordingly, the 2022 and 2021 summary of operations by reportable segment below have been recast to conform with the current year presentation. The impact of this recast was to realign approximately $20.9 million and $22.2 million of Net revenues, $2.1 million and $1.5 million of Segment operating income and $9.1 million and $9.2 million of Segment assets for the years ended December 31, 2022 and 2021, from the Allegion Americas segment to the Allegion International segment.

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31, were as follows:

Dollar amounts in millions	2023	2022	2021
Allegion Americas
Net revenues	$2,913.6	$2,530.7	$2,050.0
Segment operating income	757.2	611.2	523.5
Segment operating margin	26.0%	24.2%	25.5%
Depreciation and amortization	67.6	55.3	34.8
Capital expenditures	72.6	49.2	30.7
Total segment assets	2,457.7	2,401.1	1,300.4

Allegion International
Net revenues	737.2	741.2	817.4
Segment operating income	58.1	70.4	83.9
Segment operating margin	7.9%	9.5%	10.3%
Depreciation and amortization	40.0	36.6	40.4
Capital expenditures	16.2	11.7	11.4
Total segment assets	1,204.3	1,160.0	1,286.1

Total Net revenues	$3,650.8	$3,271.9	$2,867.4

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$815.3	$681.6	$607.4
Unallocated corporate expense	106.9	95.2	77.2
Interest expense	93.1	75.9	50.2
Loss on divestitures	—	7.6	—
Other (income) expense, net	(1.9)	(11.6)	(44.0)
Total earnings before income taxes	$617.2	$514.5	$524.0

Depreciation and amortization from reportable segments	$107.6	$91.9	$75.2
Unallocated depreciation and amortization	1.4	3.2	4.0
Total depreciation and amortization	$109.0	$95.1	$79.2

Capital expenditures from reportable segments	$88.8	$60.9	$42.1
Corporate capital expenditures, net of transfers to business segments	(4.6)	3.1	3.3
Total capital expenditures	$84.2	$64.0	$45.4

Assets from reportable segments	$3,662.0	$3,561.1	$2,586.5
Unallocated assets(a)	649.5	430.1	464.5
Total assets	$4,311.5	$3,991.2	$3,051.0
(a)Unallocated assets consist primarily of investments in unconsolidated affiliates, property, plant and equipment, net, ROU assets, deferred income taxes and cash and cash equivalents.
Net revenues by destination and nature of products and services for the years ended December 31, were as follows:

In millions	2023	2022	2021
U.S.	$2,754.7	$2,402.7	$1,948.9
Non-U.S.	896.1	869.2	918.5
Total Net revenues	$3,650.8	$3,271.9	$2,867.4

In millions	2023	2022	2021
Mechanical products	$2,436.3	$2,302.3	$2,045.4
Electronic products(a)	1,022.9	857.5	788.1
Services and software(b)	191.6	112.1	33.9
Total Net revenues	$3,650.8	$3,271.9	$2,867.4

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
In fiscal years 2023, 2022 and 2021, no customer exceeded 10% of consolidated Net revenues.
At December 31, long-lived assets by geographic area were as follows:

In millions	2023	2022
U.S.	$412.7	$430.5
Non-U.S.	413.8	376.7
Total	$826.5	$807.2

NOTE 23 – SUBSEQUENT EVENTS
On February 1, 2024, the Company, through its subsidiaries, acquired Boss Door Controls ("Boss Door Controls"), a door solutions provider in the UK. The Boss Door Controls business will be incorporated into the Company's Allegion International segment.
On February 7, 2024, the Company's Board of Directors declared a quarterly dividend of $0.48 cents per ordinary share. The dividend is payable March 29, 2024, to shareholders of record on March 15, 2024.

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2020	$6.2
Additions charged to costs and expenses	0.1
Deductions*	(0.7)
Currency translation	(0.2)
Balance December 31, 2021	5.4
Additions charged to costs and expenses	2.1
Deductions*	(0.8)
Divestitures	(0.3)
Currency translation	(0.4)
Balance December 31, 2022	6.0
Additions charged to costs and expenses	11.7
Deductions*	(3.7)
Balance December 31, 2023	$14.0

*	"Deductions" include accounts and advances written off, less recoveries.