Form 10-Q
period 2024-03-31
Allegion plc
filed 2024-04-25
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 22, 2024 was 87,440,696.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2024	2023
Net revenues	$893.9	$923.0
Cost of goods sold	502.5	532.0
Selling and administrative expenses	219.3	220.0
Operating income	172.1	171.0
Interest expense	22.9	23.6
Other income, net	(3.7)	(0.3)
Earnings before income taxes	152.9	147.7
Provision for income taxes	29.1	24.1
Net earnings	123.8	123.6
Less: Net earnings attributable to noncontrolling interests	—	0.1
Net earnings attributable to Allegion plc	$123.8	$123.5
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.41	$1.40
Diluted net earnings	$1.41	$1.40
Weighted-average shares outstanding:
Basic	87.6	88.0
Diluted	88.1	88.4

Total comprehensive income	$99.8	$133.9
Less: Total comprehensive income attributable to noncontrolling interests	—	0.2
Total comprehensive income attributable to Allegion plc	$99.8	$133.7
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$391.8	$468.1
Accounts and notes receivable, net	448.0	412.8
Inventories	448.3	438.5
Other current assets	50.2	41.5
Total current assets	1,338.3	1,360.9
Property, plant and equipment, net	362.0	358.1
Goodwill	1,436.4	1,443.1
Intangible assets, net	565.8	572.8
Other noncurrent assets	584.4	576.6
Total assets	$4,286.9	$4,311.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$247.5	$259.2
Accrued expenses and other current liabilities	364.7	407.9
Short-term borrowings and current maturities of long-term debt	413.2	412.6
Total current liabilities	1,025.4	1,079.7
Long-term debt	1,600.1	1,602.4
Other noncurrent liabilities	310.5	311.1
Total liabilities	2,936.0	2,993.2
Equity:
Ordinary shares, $0.01 par value (87,440,045 and 87,504,673 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	0.9	0.9
Retained earnings	1,635.5	1,578.9
Accumulated other comprehensive loss	(285.5)	(261.5)
Total equity	1,350.9	1,318.3
Total liabilities and equity	$4,286.9	$4,311.5
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2024	2023
Cash flows from operating activities:
Net earnings	$123.8	$123.6
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	28.8	28.3
Changes in assets and liabilities and other non-cash items	(101.5)	(82.9)
Net cash provided by operating activities	51.1	69.0
Cash flows from investing activities:
Capital expenditures	(27.2)	(22.3)
Acquisition of businesses, net of cash acquired	(19.3)	(36.6)
Other investing activities, net	3.1	7.5
Net cash used in investing activities	(43.4)	(51.4)
Cash flows from financing activities:
Debt repayments, net	(3.2)	(3.1)
Proceeds from 2021 Revolving Facility	—	30.0
Net (repayments of) proceeds from debt	(3.2)	26.9
Dividends paid to ordinary shareholders	(42.1)	(39.4)
Repurchase of ordinary shares	(40.0)	—
Other financing activities, net	5.3	(2.9)
Net cash used in financing activities	(80.0)	(15.4)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	2.6
Net (decrease) increase in cash and cash equivalents	(76.3)	4.8
Cash and cash equivalents - beginning of period	468.1	288.0
Cash and cash equivalents - end of period	$391.8	$292.8
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the U.S. ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - ACQUISITIONS
2024
Boss Door Controls
On February 1, 2024, the Company, through its subsidiaries, acquired Boss Door Controls, a door solutions provider in the United Kingdom. The Boss Door Controls business has been incorporated into the Company's Allegion International segment.
Dorcas
On March 4, 2024, the Company, through its subsidiaries, acquired Montajes electronicos Dorcas S.L. ("Dorcas"), a leading manufacturer of electro-mechanical access control solutions based in Spain. The Dorcas business has been incorporated into the Company's Allegion International segment.

These acquisitions were accounted for as business combinations. Total consideration for these acquisitions was approximately $19.3 million (net of cash acquired). The initial allocation of the aggregate purchase price to assets acquired and liabilities assumed as of the acquisition dates includes $13.3 million of intangible assets, $2.3 million of goodwill, and $3.7 million of net tangible assets.
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
The allocation of the purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition date includes $17.5 million of finite-lived intangible assets and approximately $23.0 million of goodwill and $3.9 million of net liabilities assumed. The finite-lived intangible assets have a weighted average useful life of approximately 15 years.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	March 31, 2024	December 31, 2023
Raw materials	$212.7	$218.4
Work-in-process	47.4	41.6
Finished goods	188.2	178.5
Total	$448.3	$438.5

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2024, were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2023	$1,126.7	$316.4	$1,443.1
Acquisitions and adjustments	—	2.3	2.3
Currency translation	(2.2)	(6.8)	(9.0)
March 31, 2024	$1,124.5	$311.9	$1,436.4
(1) Accumulated impairment for the International segment was $573.6 million as of March 31, 2024 and December 31, 2023. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the three months ended March 31, 2024 and 2023.

NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2024			December 31, 2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$63.8	$(37.8)	$26.0	$64.5	$(36.9)	$27.6
Customer relationships	535.4	(188.0)	347.4	535.3	(185.2)	350.1
Trade names (finite-lived)	145.2	(81.7)	63.5	142.2	(79.3)	62.9
Other	76.3	(50.5)	25.8	75.3	(47.5)	27.8
Total finite-lived intangible assets	820.7	$(358.0)	462.7	817.3	$(348.9)	468.4
Trade names (indefinite-lived)	103.1		103.1	104.4		104.4
Total	$923.8		$565.8	$921.7		$572.8

Intangible asset amortization expense was $15.2 million and $15.8 million for the three months ended March 31, 2024 and 2023, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $57.7 million for full year 2024, $51.1 million for 2025, $47.9 million for 2026, $41.1 million for 2027 and $31.8 million for 2028.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2024	December 31, 2023
2021 Term Facility	$221.9	$225.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.9	0.1
Total borrowings outstanding	2,022.8	2,025.1
Discounts and debt issuance costs, net	(9.5)	(10.1)
Total debt	2,013.3	2,015.0
Less current portion of long-term debt	413.2	412.6
Total long-term debt	$1,600.1	$1,602.4
Unsecured Credit Facilities
The Company has an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $221.9 million was outstanding at March 31, 2024, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”), of which no balance was outstanding at March 31, 2024. The 2021 Credit Facilities mature on November 18, 2026, and are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc and Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. The Company repaid $3.1 million of principal on the 2021 Term Facility during the three months ended March 31, 2024. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, which includes up to $100.0 million for the issuance of letters of credit. The Company had $18.3 million of letters of credit outstanding at March 31, 2024. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At March 31, 2024, the Company's outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.472%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the 2021 Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2024, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of March 31, 2024, Allegion US Hold Co had $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), and Allegion plc had $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, and will mature on July 1, 2032.
The 3.200% Senior Notes, 3.550% Senior Notes and 5.411% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, the 3.550% Senior Notes and the 5.411% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of March 31, 2024, the company was in compliance with all applicable covenants under the Senior Notes.

NOTE 7 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $161.2 million and $175.4 million at March 31, 2024 and December 31, 2023, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 10), nor the balances included in Accumulated other comprehensive loss were material as of March 31, 2024 or December 31, 2023. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income during the three months ended March 31, 2024 and 2023, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At March 31, 2024, the maximum term of the Company’s currency derivatives was less than one year.
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

NOTE 8 - LEASES
Total rental expense for the three months ended March 31, 2024 and 2023, was $15.5 million and $13.6 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $4.1 million and $3.2 million, respectively, for the three months ended March 31, 2024 and 2023. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023.
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
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		March 31, 2024			December 31, 2023
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$111.6	$36.6	$148.2	$114.7	$33.4	$148.1
Lease liability - current	Accrued expenses and other current liabilities	18.6	15.7	34.3	18.7	15.0	33.7
Lease liability - noncurrent	Other noncurrent liabilities	96.3	20.8	117.1	98.9	18.4	117.3

Other information:
Weighted-average remaining term (years)		11.5	2.8		11.6	2.7
Weighted-average discount rate		5.0%	4.9%		5.0%	4.4%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2024			2023
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$6.3	$5.1	$11.4	$5.9	$4.5	$10.4
ROU assets obtained in exchange for new lease liabilities	2.3	3.8	6.1	41.4	1.9	43.3

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2024 and for each of the years thereafter as of March 31, 2024, are as follows:

In millions	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Real estate leases	$18.0	$22.3	$18.8	$14.9	$9.6	$74.8	$158.4
Equipment leases	13.4	13.0	7.0	3.9	2.0	0.1	39.4
Total	$31.4	$35.3	$25.8	$18.8	$11.6	$74.9	$197.8
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2024, is due to imputed interest of $46.4 million.

NOTE 9 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2024	2023
Service cost	$0.2	$0.2
Interest cost	2.9	2.9
Expected return on plan assets	(3.8)	(3.7)
Administrative costs and other	0.3	0.3
Net amortization of:
Prior service costs	0.1	—
Plan net actuarial losses	0.2	0.2
Net periodic pension benefit income	$(0.1)	$(0.1)

	Non-U.S.
In millions	2024	2023
Service cost	$0.4	$0.4
Interest cost	3.0	3.0
Expected return on plan assets	(4.0)	(3.9)
Administrative costs and other	0.4	0.4
Net amortization of:
Plan net actuarial losses	0.9	0.9
Net periodic pension benefit cost	$0.7	$0.8
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the three months ended March 31, 2024 or 2023. Employer contributions totaling approximately $3.7 million are expected to be made during the remainder of 2024.

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
Assets and liabilities measured at fair value as of March 31, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$15.8	$—	$15.8
Total asset recurring fair value measurements	$—	$15.8	$—	$15.8
Liabilities:
Deferred compensation and other retirement plans	$—	$16.0	$—	$16.0
Total liability recurring fair value measurements	$—	$16.0	$—	$16.0
Financial instruments not carried at fair value
Total debt	$—	$1,966.8	$—	$1,966.8
Total financial instruments not carried at fair value	$—	$1,966.8	$—	$1,966.8
Assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$18.0	$—	$18.0
Total asset recurring fair value measurements	$—	$18.0	$—	$18.0
Liabilities:
Deferred compensation and other retirement plans	$—	$18.2	$—	$18.2
Total liability recurring fair value measurements	$—	$18.2	$—	$18.2
Financial instruments not carried at fair value
Total debt	$—	$1,984.9	$—	$1,984.9
Total financial instruments not carried at fair value	$—	$1,984.9	$—	$1,984.9

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of March 31, 2024, are the same as those used as of December 31, 2023. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $65.8 million as of both March 31, 2024 and December 31, 2023, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

NOTE 11 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2024, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2023	$1,318.3	$0.9	87.5	$—	$1,578.9	$(261.5)
Net earnings	123.8	—	—	—	123.8	—
Other comprehensive loss, net	(24.0)	—	—	—	—	(24.0)
Repurchase of ordinary shares	(40.0)	—	(0.3)	(14.8)	(25.2)	—
Share-based compensation activity	14.8	—	0.2	14.8	—	—
Dividends to ordinary shareholders ($0.48 per share)	(42.0)	—	—	—	(42.0)	—
Balance at March 31, 2024	$1,350.9	$0.9	87.4	$—	$1,635.5	$(285.5)
The changes in the components of Equity for the three months ended March 31, 2023, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
Balance at December 31, 2022	$944.5	$0.9	87.9	$13.9	$1,212.8	$(285.8)	$2.7
Net earnings	123.6	—	—	—	123.5	—	0.1
Other comprehensive income, net	10.3	—	—	—	—	10.2	0.1
Share-based compensation activity	5.7	—	—	5.7	—	—	—
Dividends to ordinary shareholders ($0.45 per share)	(39.5)	—	—	—	(39.5)	—	—
Balance at March 31, 2023	$1,044.6	$0.9	87.9	$19.6	$1,296.8	$(275.6)	$2.9
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the three months ended March 31, 2024 the Company paid $40.0 million to repurchase the ordinary shares reflected above on the open market under the Share Repurchase Authorization. As of March 31, 2024, the Company had approximately $420.0 million available under the Share Repurchase Authorization.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2024, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2023	$5.6	$(125.9)	$(141.2)	$(261.5)
Other comprehensive income (loss) before reclassifications	0.7	0.9	(26.4)	(24.8)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.1)	1.2	—	1.1
Tax expense	(0.2)	(0.1)	—	(0.3)
March 31, 2024	$6.0	$(123.9)	$(167.6)	$(285.5)
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2023, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2022	$6.1	$(117.1)	$(174.8)	$(285.8)
Other comprehensive (loss) income before reclassifications	(0.7)	(1.9)	11.7	9.1
Amounts reclassified from accumulated other comprehensive loss(a)	(0.2)	1.0	—	0.8
Tax benefit	0.2	0.1	—	0.3
March 31, 2023	$5.4	$(117.9)	$(163.1)	$(275.6)
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

In millions	2024	2023
Stock options	$2.1	$2.1
RSUs	5.4	5.0
PSUs	2.1	1.7
Pre-tax expense	9.6	8.8
Tax benefit	(0.9)	(1.2)
After-tax expense	$8.7	$7.6
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2024		2023
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	127,046	$40.92	156,929	$33.66
RSUs	83,328	$130.29	117,923	$112.59

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three months ended March 31:

	2024	2023
Dividend yield	1.47%	1.60%
Volatility	29.29%	28.47%
Risk-free rate of return	4.29%	4.10%
Expected life (years)	6.0	6.0
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
Performance Stock
During the three months ended March 31, 2024, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2022, 2023 and 2024, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against, for 2022 and 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 a 50/50 blend of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

NOTE 13 - RESTRUCTURING ACTIVITIES
During the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $3.0 million, respectively, of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the three months ended March 31, 2024, were as follows:

In millions	Total
December 31, 2023	$1.9
Additions, net of reversals	0.4
Cash payments	(1.9)
March 31, 2024	$0.4
The majority of the costs accrued as of March 31, 2024, are expected to be paid within one year.
The Company also incurred other non-qualified restructuring charges, which represent costs that are directly attributable to restructuring activities, but that do not fall into the severance, exit or disposal category. These costs were not material during the three months ended March 31, 2024 or 2023. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income.

NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2024	2023
Interest income	$(3.6)	$(0.7)
Foreign currency exchange loss	1.2	1.4
Other	(1.3)	(1.0)
Other income, net	$(3.7)	$(0.3)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2024 and 2023, were 19.0% and 16.3%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024 and

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the unfavorable change in the mix of income earned in higher tax rate jurisdictions, which are partially offset by the favorable change in share-based compensation deductions.

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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2024	2023
Weighted-average number of basic shares	87.6	88.0
Shares issuable under share-based compensation plans	0.5	0.4
Weighted-average number of diluted shares	88.1	88.4
At March 31, 2024 and 2023, 0.3 million and 0.5 million stock options, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three months ended March 31, 2024 and 2023, respectively, disaggregated by business segment:

	Three months ended March 31, 2024
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$666.8	$178.9	$845.7
Services	42.5	5.7	48.2
Total Net revenues	$709.3	$184.6	$893.9

	Three months ended March 31, 2023
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$697.4	$175.5	$872.9
Services	43.5	6.6	50.1
Total Net revenues	$740.9	$182.1	$923.0
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
As of March 31, 2024 and December 31, 2023, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three months ended March 31, 2024 and 2023, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of March 31, 2024 and December 31, 2023, contract liabilities related to revenues allocated to remaining performance obligations totaled $27.0 million and $18.3 million, respectively, and are classified as Accrued Expenses and Other Current Liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets.

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
Environmental Matters
As of March 31, 2024 and December 31, 2023, the Company had reserves for environmental matters of $19.6 million and $20.2 million, respectively. The total reserve at March 31, 2024 and December 31, 2023, included $10.8 million and $11.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2024 and December 31, 2023, was $3.0 million and $3.6 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the three months ended March 31, 2024 or 2023. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2024	2023
Balance at beginning of period	$20.7	$18.2
Reductions for payments	(2.6)	(2.0)
Accruals for warranties issued during the current period	4.4	2.3
Changes to accruals related to preexisting warranties	(0.1)	—
Currency translation	(0.2)	—
Balance at end of period	$22.2	$18.5
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2024	2023
Net revenues
Allegion Americas	$709.3	$740.9
Allegion International	184.6	182.1
Total	$893.9	$923.0
Segment operating income
Allegion Americas	$187.0	$186.6
Allegion International	13.0	10.6
Total	200.0	197.2
Reconciliation to Operating income
Unallocated corporate expense	(27.9)	(26.2)
Operating income	172.1	171.0
Reconciliation to earnings before income taxes
Interest expense	22.9	23.6
Other income, net	(3.7)	(0.3)
Earnings before income taxes	$152.9	$147.7

NOTE 20 - SUBSEQUENT EVENTS
On April 11, 2024, the Company's Board of Directors declared a quarterly dividend of $0.48 per ordinary share. The dividend is payable June 28, 2024, to shareholders of record on June 14, 2024.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Recent Developments
Business and Industry Trends and Outlook
In the first quarter of 2024, we experienced a modest decline in revenue as compared to the same period in 2023, which was a seasonally stronger first quarter than normal due to previously experienced supply chain disruptions and recoveries. We expect the business to return to normal levels of seasonality in 2024.
Demand for electronic security products has remained healthy. We continue to experience softness in demand in certain international markets in which we operate, which continue to operate in challenging economic environments.
Pricing remained strong throughout the first quarter of 2024, and we expect positive price realization to continue in 2024.
Acquisitions
On February 1, 2024, we, through our subsidiaries, acquired Boss Door Controls, a door solutions provider in the United Kingdom. The Boss Door Controls business has been incorporated into the Allegion International segment.
On March 4, 2024, we, through our subsidiaries, acquired Montajes electronicos Dorcas S.L. ("Dorcas"), a leading manufacturer of electro-mechanical access control solutions based in Spain. The Dorcas business has been incorporated into the Allegion International segment.
The acquisitions were accounted for as business combinations. Total consideration for these acquisitions was approximately $19.3 million (net of cash acquired). The initial allocation of the aggregate purchase price to assets acquired and liabilities assumed as of the acquisition dates includes $13.3 million of intangible assets, $2.3 million of goodwill, and $3.7 million of net tangible assets.
2024 Dividends and Share Repurchases
During the three months ended March 31, 2024, we paid dividends of $0.48 per ordinary share to shareholders and repurchased approximately 0.3 million shares for $40.0 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2024	% of revenues	2023	% of revenues
Net revenues	$893.9		$923.0
Cost of goods sold	502.5	56.2%	532.0	57.6%
Selling and administrative expenses	219.3	24.5%	220.0	23.9%
Operating income	172.1	19.3%	171.0	18.5%
Interest expense	22.9		23.6
Other income, net	(3.7)		(0.3)
Earnings before income taxes	152.9		147.7
Provision for income taxes	29.1		24.1
Net earnings	123.8		123.6
Less: Net earnings attributable to noncontrolling interests	—		0.1
Net earnings attributable to Allegion plc	$123.8		$123.5

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.41		$1.40
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2024, decreased by 3.2%, or $29.1 million, compared with the same period in 2023, due to the following:

Pricing	4.2%
Volume	(7.8)%
Acquisitions	0.3%
Currency exchange rates	0.1%
Total	(3.2)%
The decrease in Net revenues was driven by lower volumes, which was partially offset by improved pricing across our major businesses, the acquisitions of the Boss Door Controls and Dorcas businesses and favorable foreign currency exchange rate movements. The lower volumes are compared against the first quarter of 2023, which was a seasonally stronger first quarter than normal.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2024, increased $1.1 million compared to the same period in 2023. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2024, increased to 19.3% from 18.5% for the same period in 2023, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2023	$171.0	18.5%
Pricing and productivity in excess of inflation and investment spending	32.9	3.0%
Volume / product mix	(34.6)	(2.5)%
Acquisition / integration/ restructuring expenses	4.2	0.5%
Currency exchange rates	(1.5)	(0.2)%
Acquisitions / divestitures	0.1	—%
March 31, 2024	$172.1	19.3%
The increase in Operating income and Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending, the contribution to operating income from recent acquisition activity and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.

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
Interest Expense
Interest expense for the three months ended March 31, 2024, decreased $0.7 million compared with the same period in 2023, primarily due to lower outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2024	2023
Interest income	$(3.6)	$(0.7)
Foreign currency exchange loss	1.2	1.4
Other	(1.3)	(1.0)
Other income, net	$(3.7)	$(0.3)
Provision for Income Taxes
The effective income tax rates for the three months ended March 31, 2024 and 2023, were 19.0% and 16.3%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024 and the unfavorable change in the mix of income earned in higher tax rate jurisdictions, which are partially offset by the favorable change in share-based compensation deductions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three months ended March 31:

In millions	2024	2023	% Change
Net revenues
Allegion Americas	$709.3	$740.9	(4.3)%
Allegion International	184.6	182.1	1.4%
Total	$893.9	$923.0

Segment operating income
Allegion Americas	$187.0	$186.6	0.2%
Allegion International	13.0	10.6	22.6%
Total	$200.0	$197.2

Segment operating margin
Allegion Americas	26.4%	25.2%
Allegion International	7.0%	5.8%
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
Net Revenues
Net revenues for the three months ended March 31, 2024, decreased by 4.3%, or $31.6 million, compared to the same period in 2023, due to the following:

Pricing	4.8%
Volume	(9.1)%
Total	(4.3)%
The decrease in Net revenues was driven by lower volumes partially offset by improved pricing.
Net revenues from non-residential products for the three months ended March 31, 2024, including Net revenues from our Access Technologies business, decreased by a mid-single digits percent compared to the same period in the prior year, driven by lower volumes partially offset by price. We currently anticipate growth in revenues from our non-residential products and services through the remainder of 2024.
Net revenues from residential products for the three months ended March 31, 2024, decreased by a low-single digits percent compared to the same period in the prior year. Given current market conditions around new construction and consumer sentiment, we expect continued softness in demand for our residential products in 2024.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended March 31, 2024, Net revenues from the sale of electronic products in the Allegion Americas segment decreased by a low-single digits percent compared to the same period in the prior year in which the sale of electronic security products grew greater than thirty percent.
Operating income/margin
Segment operating income for the three months ended March 31, 2024, increased $0.4 million compared to the same period in 2023, and Segment operating margin for the three months ended March 31, 2024, increased to 26.4% from 25.2%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2023	$186.6	25.2%
Pricing and productivity in excess of inflation and investment spending	34.2	3.4%
Volume / product mix	(33.1)	(2.3)%
Currency exchange rates	(1.9)	(0.2)%
Acquisition / integration/ restructuring expenses	1.2	0.3%
March 31, 2024	$187.0	26.4%
The increase in Segment operating income and Segment operating margin was primarily driven by pricing and productivity improvements in excess of inflation and investment spending and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.

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
Net Revenues
Net revenues for the three months ended March 31, 2024, increased by 1.4%, or $2.5 million, compared to the same period in 2023, due to the following:

Pricing	2.1%
Volume	(2.9)%
Acquisitions	1.4%
Currency exchange rates	0.8%
Total	1.4%
The increase in Net revenues was primarily driven by improved pricing, favorable foreign currency exchange rate movements and the favorable impact from the current year acquisitions of Boss Door Controls and Dorcas. This increase was partially offset by lower volumes, due to continued weakness in certain markets in which we operate.
Operating income/margin
Segment operating income for the three months ended March 31, 2024, increased $2.4 million compared to the same period in 2023, and Segment operating margin for the three months ended March 31, 2024, increased to 7.0% from 5.8%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2023	$10.6	5.8%
Pricing and productivity in excess of inflation and investment spending	0.7	0.3%
Volume / product mix	(1.5)	(0.7)%
Currency exchange rates	0.3	0.1%
Acquisitions / divestitures	0.1	—%
Acquisition / integration/ restructuring expenses	2.8	1.5%
March 31, 2024	$13.0	7.0%
The increase in Segment operating income and Segment operating margin was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact to Segment operating income from favorable foreign currency exchange rate movements, the favorable impact from lower acquisition, integration and restructuring expenses,and the current year acquisitions of Boss Door Controls and Dorcas. These increases were partially offset by unfavorable volume/product mix.

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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of March 31, 2024, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the 2021 Revolving Facility, as of March 31, 2024, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the 2021 Credit Facilities, together with financing we believe would be accessible to us in the credit and capital markets, are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by operating activities	$51.1	$69.0
Net cash used in investing activities	(43.4)	(51.4)
Net cash used in financing activities	(80.0)	(15.4)
Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2024, decreased $17.9 million compared to the same period in 2023, primarily driven by higher cash used for working capital.
Investing Activities: Net cash used in investing activities during the three months ended March 31, 2024, decreased $8.0 million compared to the same period in 2023, primarily due to lower cash used for acquisitions. This decrease was partially offset by an increase in capital expenditures and a decrease in cash provided from other investing activities compared to the same period in 2023.
Financing Activities: Net cash used in financing activities during the three months ended March 31, 2024, increased $64.6 million compared to the same period in 2023, primarily due to the cash used to repurchase shares in the current period, and proceeds from the 2021 Revolving Facility in the prior year used for the purchase of plano.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2024	December 31, 2023
2021 Term Facility	$221.9	$225.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
Other debt	0.9	0.1
Total borrowings outstanding	2,022.8	2,025.1
Discounts and debt issuance costs, net	(9.5)	(10.1)
Total debt	2,013.3	2,015.0
Less current portion of long-term debt	413.2	412.6
Total long-term debt	$1,600.1	$1,602.4
We are party to an unsecured credit agreement consisting of a $250.0 million term loan facility (the “2021 Term Facility”), of which $221.9 million was outstanding at March 31, 2024, and a $500.0 million revolving credit facility (the “2021 Revolving Facility” and, together with the 2021 Term Facility, the “2021 Credit Facilities”), of which there was no balance outstanding at March 31, 2024. The 2021 Credit Facilities mature on November 18, 2026.
The 2021 Term Facility amortizes in quarterly installments at the following rates: 1.25% per quarter starting March 31, 2022 through March 31, 2025, 2.5% per quarter starting June 30, 2025 through September 30, 2026, with the balance due on November 18, 2026. We repaid $3.1 million of principal on the 2021 Term Facility during the three months ended March 31, 2024. Principal amounts repaid on the 2021 Term Facility may not be reborrowed. The 2021 Revolving Facility provides aggregate commitments of up to $500.0 million, including up to $100.0 million for the issuance of letters of credit. We had $18.3 million of letters of credit outstanding at March 31, 2024. Borrowings under the 2021 Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the 2021 Credit Facilities accrue interest, at our option, equal to either: (i) a Bloomberg Short-Term Bank Yield Index ("BSBY") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At March 31, 2024, outstanding borrowings under the 2021 Credit Facilities accrued interest at BSBY plus a margin of 1.125%, resulting in an interest rate of 6.472%. The 2021 Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the 2021 Credit Facilities require us to comply with a maximum leverage ratio as defined within the credit agreement. As of March 31, 2024, we were in compliance with all applicable covenants under the credit agreement.

As of March 31, 2024, Allegion US Hold Co has $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the “3.200% Senior Notes”), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”) and $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes"), while Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.200% Senior Notes, 3.550% Senior Notes and 3.500% Senior Notes all require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2024, October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, beginning January 1, 2023, and will mature on July 1, 2032. We expect the availability on the 2021 Revolving Facility, along with cash on hand, will provide sufficient liquidity to repay the 3.200% Senior Notes due in the fourth quarter of 2024, if needed.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2024, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2024		Year ended December 31, 2023
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.8)	(0.1)	(7.4)	(0.5)
Equity earnings in affiliates, net of tax	142.2	69.8	606.5	330.6
Transactions with related parties and subsidiaries(a)	(9.0)	(20.0)	(30.8)	(77.0)
Net earnings	123.8	43.4	540.4	232.6
Net earnings attributable to the entity	123.8	43.4	540.4	232.6
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	March 31, 2024		December 31, 2023
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.1	$565.1	$0.1	$558.6
Total current assets	17.6	585.3	16.3	595.6
Noncurrent assets:
Amounts due from related parties and subsidiaries	0.1	1,456.9	—	1,439.9
Total noncurrent assets	1,792.2	1,549.8	1,792.2	1,525.7
Current liabilities:
Amounts due to related parties and subsidiaries	$66.0	$508.2	$64.8	$826.6
Total current liabilities	88.7	930.7	84.5	1,250.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	653.2	2,743.1	564.2	2,458.9
Total noncurrent liabilities	1,260.5	3,739.6	1,174.5	3,454.7

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
Management believes there have been no significant changes during the three months ended March 31, 2024, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
These events, risks and uncertainties are described more fully in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. We do not undertake to update any forward-looking statements, except as required by applicable law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2024. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2023. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
January 1 - January 31	—	$—	—	$460,024
February 1 - February 29	41	129.28	41	454,736
March 1 - March 31	267	130.06	267	420,024
Total	308	$129.96	308	$420,024
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

Item 5 - Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

22	Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed herewith.

10.1	Robert C. Martens Offer Letter, dated December 9, 2019*	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 25, 2024	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 25, 2024	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer