Form 10-Q
period 2024-09-30
Allegion plc
filed 2024-10-24
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 22, 2024 was 86,929,281.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2024	2023	2024	2023
Net revenues	$967.1	$917.9	$2,826.6	$2,753.4
Cost of goods sold	535.0	514.6	1,574.8	1,557.2
Selling and administrative expenses	217.1	210.2	655.7	647.5
Operating income	215.0	193.1	596.1	548.7
Interest expense	28.8	22.9	76.8	70.2
Other (income) expense, net	(8.4)	0.1	(17.2)	(1.8)
Earnings before income taxes	194.6	170.1	536.5	480.3
Provision for income taxes	20.4	13.7	83.1	58.3
Net earnings	174.2	156.4	453.4	422.0
Less: Net earnings attributable to noncontrolling interests	—	0.1	—	0.2
Net earnings attributable to Allegion plc	$174.2	$156.3	$453.4	$421.8
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$2.00	$1.78	$5.19	$4.80
Diluted net earnings	$1.99	$1.77	$5.16	$4.78
Weighted-average shares outstanding:
Basic	87.1	87.9	87.3	87.9
Diluted	87.6	88.2	87.8	88.3

Total comprehensive income	$215.5	$127.2	$465.6	$411.0
Less: Total comprehensive income attributable to noncontrolling interests	—	0.8	—	0.1
Total comprehensive income attributable to Allegion plc	$215.5	$126.4	$465.6	$410.9
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$878.9	$468.1
Accounts and notes receivable, net	458.8	412.8
Inventories	449.9	438.5
Other current assets	74.8	41.5
Total current assets	1,862.4	1,360.9
Property, plant and equipment, net	384.8	358.1
Goodwill	1,505.8	1,443.1
Intangible assets, net	604.8	572.8
Other noncurrent assets	615.9	576.6
Total assets	$4,973.7	$4,311.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$266.7	$259.2
Accrued expenses and other current liabilities	405.9	407.9
Short-term borrowings and current maturities of long-term debt	418.9	412.6
Total current liabilities	1,091.5	1,079.7
Long-term debt	1,983.2	1,602.4
Other noncurrent liabilities	328.0	311.1
Total liabilities	3,402.7	2,993.2
Equity:
Ordinary shares, $0.01 par value (86,924,345 and 87,504,673 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	0.9	0.9
Retained earnings	1,819.4	1,578.9
Accumulated other comprehensive loss	(249.3)	(261.5)
Total equity	1,571.0	1,318.3
Total liabilities and equity	$4,973.7	$4,311.5
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2024	2023
Cash flows from operating activities:
Net earnings	$453.4	$422.0
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	89.3	83.7
Changes in assets and liabilities and other non-cash items	(86.7)	(124.6)
Net cash provided by operating activities	456.0	381.1
Cash flows from investing activities:
Capital expenditures	(68.0)	(60.7)
Acquisition of businesses, net of cash acquired	(121.2)	(31.7)
Other investing activities, net	(1.0)	9.0
Net cash used in investing activities	(190.2)	(83.4)
Cash flows from financing activities:
Debt repayments, net	(10.1)	(9.5)
Proceeds from Revolving Facility	—	30.0
Repayments of Revolving Facility	—	(99.0)
Proceeds from issuance of senior notes	400.0	—
Net proceeds from (repayments of) debt	389.9	(78.5)
Debt financing costs	(6.9)	—
Dividends paid to ordinary shareholders	(125.6)	(119.2)
Repurchase of ordinary shares	(120.0)	(19.9)
Other financing activities, net	9.9	(2.3)
Net cash provided by (used in) financing activities	147.3	(219.9)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(1.5)
Net increase in cash and cash equivalents	410.8	76.3
Cash and cash equivalents - beginning of period	468.1	288.0
Cash and cash equivalents - end of period	$878.9	$364.3
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
Acquisitions were accounted for as business combinations and were funded with available cash on hand. Initial aggregate cash consideration for these acquisitions was approximately $121.2 million (net of cash acquired). Additional consideration may be payable in the future in the event certain financial metrics are achieved.
The following table summarizes the preliminary allocation of the aggregate purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the respective acquisition dates:

In millions
Net working capital	$8.7
Property, plant and equipment	3.0
Goodwill	61.0
Intangible assets	69.2
Other noncurrent liabilities	(13.5)
Total net assets acquired and liabilities assumed	$128.4
The valuations of assets acquired and liabilities assumed had not yet been finalized as of September 30, 2024, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations will occur no later than one year from the respective acquisition dates as required by GAAP.
Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of the goodwill related to these acquisitions is not expected to be deductible for tax purposes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets recognized as of the acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted Average Useful life (in years)
Completed technologies/patents	$14.3	15
Customer relationships	29.3	18
Trade names (finite-lived)	15.3	15
Backlog revenue	10.3	1
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

NOTE 3 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	September 30, 2024	December 31, 2023
Raw materials	$205.5	$218.4
Work-in-process	51.7	41.6
Finished goods	192.7	178.5
Total	$449.9	$438.5

NOTE 4 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024, were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2023	$1,126.7	$316.4	$1,443.1
Acquisitions and adjustments	56.2	4.8	61.0
Currency translation	(1.6)	3.3	1.7
September 30, 2024	$1,181.3	$324.5	$1,505.8
(1) Accumulated impairment for the International segment was $573.6 million as of September 30, 2024 and December 31, 2023. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the nine months ended September 30, 2024 and 2023.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2024			December 31, 2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$79.3	$(42.0)	$37.3	$64.5	$(36.9)	$27.6
Customer relationships	569.1	(206.8)	362.3	535.3	(185.2)	350.1
Trade names (finite-lived)	158.3	(92.0)	66.3	142.2	(79.3)	62.9
Other	93.1	(59.0)	34.1	75.3	(47.5)	27.8
Total finite-lived intangible assets	899.8	$(399.8)	500.0	817.3	$(348.9)	468.4
Trade names (indefinite-lived)	104.8		104.8	104.4		104.4
Total	$1,004.6		$604.8	$921.7		$572.8

Intangible asset amortization expense was $48.0 million and $46.6 million for the nine months ended September 30, 2024 and 2023, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $64.0 million for full year 2024, $60.5 million for 2025, $51.5 million for 2026, $44.7 million for 2027 and $35.4 million for 2028.

NOTE 6 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2024	December 31, 2023
Term Facility	$215.6	$225.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	—
Other debt	0.1	0.1
Total borrowings outstanding	2,415.7	2,025.1
Discounts and debt issuance costs, net	(13.6)	(10.1)
Total debt	2,402.1	2,015.0
Less current portion of long-term debt	418.9	412.6
Total long-term debt	$1,983.2	$1,602.4
Unsecured Credit Facilities
The Company has an unsecured credit agreement consisting of a $250.0 million term loan facility (the “Term Facility”), of which $215.6 million was outstanding at September 30, 2024, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which no balance was outstanding at September 30, 2024. The Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company (“Allegion Ireland DAC”), the Company’s wholly-owned subsidiary.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $3.1 million for the remainder of 2024, $21.9 million due in 2025, and $190.6 million due in 2026. The Company repaid $9.4 million of principal on the Term Facility during the nine months ended September 30, 2024.
The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. The Company had $18.5 million of letters of credit outstanding at September 30, 2024. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2024, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
rate of 6.070%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2024, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of September 30, 2024, Allegion US Hold Co had $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes") and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and Allegion plc had $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all five senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, and will mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29, beginning November 29, 2024, and mature on May 29, 2034. The Company repaid the 3.200% Senior Notes on October 1, 2024.
The 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, the 5.411% Senior Notes and the 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of September 30, 2024, the company was in compliance with all applicable covenants under the Senior Notes.

NOTE 7 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $221.8 million and $175.4 million at September 30, 2024 and December 31, 2023, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 10), nor the balances included in Accumulated other comprehensive loss were material as of September 30, 2024 or December 31, 2023. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income during the nine months ended September 30, 2024 and 2023, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At September 30, 2024, the maximum term of the Company’s currency derivatives was less than one year.
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

NOTE 8 - LEASES
Total rental expense for the nine months ended September 30, 2024 and 2023, was $48.3 million and $47.6 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $12.3 million and $15.0 million, respectively, for the nine months ended September 30, 2024 and 2023. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023.
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
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		September 30, 2024			December 31, 2023
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$112.2	$40.6	$152.8	$114.7	$33.4	$148.1
Lease liability - current	Accrued expenses and other current liabilities	20.1	17.2	37.3	18.7	15.0	33.7
Lease liability - noncurrent	Other noncurrent liabilities	95.9	23.3	119.2	98.9	18.4	117.3

Other information:
Weighted-average remaining term (years)		11.1	2.8		11.6	2.7
Weighted-average discount rate		5.2%	5.6%		5.0%	4.4%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2024			2023
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$18.9	$17.1	$36.0	$18.0	$14.6	$32.6
ROU assets obtained in exchange for new lease liabilities	11.0	14.6	25.6	57.3	10.8	68.1
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2024 and for each of the years thereafter as of September 30, 2024, are as follows:

In millions	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Real estate leases	$6.4	$25.2	$21.2	$17.0	$11.4	$77.2	$158.4
Equipment leases	5.2	17.5	11.4	6.3	3.1	0.4	43.9
Total	$11.6	$42.7	$32.6	$23.3	$14.5	$77.6	$202.3
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2024, is due to imputed interest of approximately $46 million.

NOTE 9 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	2.9	3.1	8.7	9.0
Expected return on plan assets	(3.7)	(3.7)	(11.3)	(11.2)
Administrative costs and other	0.2	0.3	0.8	0.8
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.3	0.3	0.7	0.6
Net periodic pension benefit (income) cost	$(0.1)	$0.2	$(0.4)	$(0.1)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Service cost	$0.4	$0.2	$1.3	$1.0
Interest cost	3.0	3.0	9.0	9.0
Expected return on plan assets	(4.0)	(3.8)	(12.1)	(11.6)
Administrative costs and other	0.4	0.5	1.3	1.3
Net amortization of:
Prior service costs	0.1	0.1	0.1	0.1
Plan net actuarial losses	0.8	0.7	2.6	2.5
Net periodic pension benefit cost	$0.7	$0.7	$2.2	$2.3
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the nine months ended September 30, 2024 or 2023. Employer contributions totaling approximately $3.7 million are expected to be made during the remainder of 2024.

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
Assets and liabilities measured at fair value as of September 30, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	$—	$17.1	$—	$17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.1	$—	$17.1
Total liability recurring fair value measurements	$—	$17.1	$—	$17.1
Financial instruments not carried at fair value
Total debt	$—	$2,432.4	$—	$2,432.4
Total financial instruments not carried at fair value	$—	$2,432.4	$—	$2,432.4

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of September 30, 2024, are the same as those used as of December 31, 2023. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $66.8 million and $65.8 million as of September 30, 2024 and December 31, 2023, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2024, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2023	$1,318.3	$0.9	87.5	$—	$1,578.9	$(261.5)
Net earnings	123.8	—	—	—	123.8	—
Other comprehensive loss, net	(24.0)	—	—	—	—	(24.0)
Repurchase of ordinary shares	(40.0)	—	(0.3)	(14.8)	(25.2)	—
Share-based compensation activity	14.8	—	0.2	14.8	—	—
Dividends to ordinary shareholders ($0.48 per share)	(42.0)	—	—	—	(42.0)	—
Balance at March 31, 2024	1,350.9	0.9	87.4	—	1,635.5	(285.5)
Net earnings	155.4	—	—	—	155.4	—
Other comprehensive loss, net	(5.1)	—	—	—	—	(5.1)
Repurchase of ordinary shares	(40.0)	—	(0.3)	(4.1)	(35.9)	—
Share-based compensation activity	5.9	—	—	5.9	—	—
Dividends to ordinary shareholders ($0.48 per share)	(41.8)	—	—	—	(41.8)	—
Balance at June 30, 2024	1,425.3	0.9	87.1	1.8	1,713.2	(290.6)
Net earnings	174.2	—	—	—	174.2	—
Other comprehensive income, net	41.3	—	—	—	—	41.3
Repurchase of ordinary shares	(40.0)	—	(0.3)	(13.8)	(26.2)	—
Share-based compensation activity	12.0	—	0.1	12.0	—	—
Dividends to ordinary shareholders ($0.48 per share)	(41.8)	—	—	—	(41.8)	—
Balance at September 30, 2024	$1,571.0	$0.9	86.9	$—	$1,819.4	$(249.3)

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
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the nine months ended September 30, 2024 the Company paid $120.0 million to repurchase ordinary shares on the open market under the Share Repurchase Authorization. As of September 30, 2024, the Company had approximately $340.0 million available under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2024, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2023	$5.6	$(125.9)	$(141.2)	$(261.5)
Other comprehensive income (loss) before reclassifications	0.8	(4.8)	13.4	9.4
Amounts reclassified from accumulated other comprehensive loss(a)	(0.8)	3.5	—	2.7
Tax (expense) benefit	(0.2)	0.3	—	0.1
September 30, 2024	$5.4	$(126.9)	$(127.8)	$(249.3)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2023, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2022	$6.1	$(117.1)	$(174.8)	$(285.8)
Other comprehensive income (loss) before reclassifications	0.7	(0.7)	(13.6)	(13.6)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.5)	2.9	—	2.4
Tax benefit	0.2	0.1	—	0.3
September 30, 2023	$6.5	$(114.8)	$(188.4)	$(296.7)
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

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Stock options	$0.9	$0.8	$4.0	$3.6
RSUs	3.1	3.1	12.1	11.2
PSUs	2.0	2.0	6.0	5.5
Pre-tax expense	6.0	5.9	22.1	20.3
Tax benefit	(0.6)	(0.6)	(2.2)	(2.5)
After-tax expense	$5.4	$5.3	$19.9	$17.8
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2024		2023
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	135,906	$40.92	156,929	$33.66
RSUs	103,564	$129.48	131,386	$112.72
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
Performance Stock Units
During the nine months ended September 30, 2024, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2022, 2023 and 2024, the Company’s Compensation Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against, for 2022 and 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 a 50/50 blend of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

NOTE 13 - OTHER INCOME, NET
The components of Other (income) expense, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Interest income	$(8.3)	$(1.5)	$(16.9)	$(3.4)
Foreign currency exchange (gain) loss	(0.5)	1.1	0.3	2.8
Net periodic pension and postretirement benefit cost, less service cost	—	0.4	—	0.5
Other expense (income)	0.4	0.1	(0.6)	(1.7)
Other (income) expense, net	$(8.4)	$0.1	$(17.2)	$(1.8)

NOTE 14 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2024 and 2023, were 10.5% and 8.1%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024, the unfavorable year over year change in the amounts recognized for uncertain tax positions and the unfavorable mix of income earned in higher tax rate jurisdictions.
The effective income tax rates for the nine months ended September 30, 2024 and 2023, were 15.5% and 12.1%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024, the unfavorable year over year change in the amounts recognized for uncertain tax positions and the unfavorable mix of income earned in higher tax rate jurisdictions.

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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Weighted-average number of basic shares	87.1	87.9	87.3	87.9
Shares issuable under share-based compensation plans	0.5	0.3	0.5	0.4
Weighted-average number of diluted shares	87.6	88.2	87.8	88.3
At September 30, 2024 and 2023, 0.3 million and 0.6 million stock options, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 16 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services for the three and nine months ended September 30, 2024 and 2023, respectively, disaggregated by business segment:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$744.6	$175.6	$920.2	$2,144.4	$542.5	$2,686.9
Services	37.8	9.1	46.9	118.0	21.7	139.7
Total Net revenues	$782.4	$184.7	$967.1	$2,262.4	$564.2	$2,826.6

	Three months ended September 30, 2023			Nine months ended September 30, 2023
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$703.4	$167.1	$870.5	$2,090.5	$521.8	$2,612.3
Services	37.5	9.9	47.4	118.5	22.6	141.1
Total Net revenues	$740.9	$177.0	$917.9	$2,209.0	$544.4	$2,753.4
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
As of September 30, 2024 and December 31, 2023, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and nine months ended September 30, 2024 and 2023, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of September 30, 2024 and December 31, 2023, contract liabilities related to revenues allocated to remaining performance obligations totaled $34.2 million and $27.2 million, respectively, and are classified as Accrued Expenses and Other Current Liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets. A majority of the contract liabilities are expected to be recognized as revenue within the next twelve months.

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
Environmental Matters
As of September 30, 2024 and December 31, 2023, the Company had reserves for environmental matters of $18.2 million and $20.2 million, respectively. The total reserve at September 30, 2024 and December 31, 2023, included $10.1 million and $11.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2024 and December 31, 2023, was $2.0 million and $3.6 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the nine months ended September 30, 2024 or 2023. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Warranty Liability
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2024	2023
Balance at beginning of period	$20.7	$18.2
Reductions for payments	(10.4)	(6.8)
Accruals for warranties issued during the current period	11.6	8.9
Changes to accruals related to preexisting warranties	(0.6)	(0.5)
Currency translation	0.1	(0.2)
Balance at end of period	$21.4	$19.6
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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Net revenues
Allegion Americas	$782.4	$740.9	$2,262.4	$2,209.0
Allegion International	184.7	177.0	564.2	544.4
Total	$967.1	$917.9	$2,826.6	$2,753.4
Segment operating income
Allegion Americas	$221.1	$200.2	$622.4	$582.2
Allegion International	17.9	15.7	48.6	40.2
Total	239.0	215.9	671.0	622.4
Reconciliation to Operating income
Unallocated corporate expense	(24.0)	(22.8)	(74.9)	(73.7)
Operating income	215.0	193.1	596.1	548.7
Reconciliation to earnings before income taxes
Interest expense	28.8	22.9	76.8	70.2
Other (income) expense, net	(8.4)	0.1	(17.2)	(1.8)
Earnings before income taxes	$194.6	$170.1	$536.5	$480.3

NOTE 19 - SUBSEQUENT EVENTS
On October 1, 2024, the Company repaid the $400.0 million outstanding balance on the 3.200% Senior Notes.
On October 17, 2024, the Company, through its subsidiaries, acquired 100% of SOSS Door Hardware ("SOSS"), a manufacturer of premium door hardware primarily sold across North America. SOSS will be incorporated into the Company's Allegion Americas segment.

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
Recent Developments
Business and Industry Trends and Outlook
In the third quarter of 2024, we experienced a mid-single digits percent increase in revenue as compared to the same period in 2023, driven by favorable pricing, volume growth from most of our major businesses, as well as the impact from acquisitions made during the year. We expect the business to continue to grow in the last quarter of 2024.
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
2024 Dividends and Share Repurchases
During the nine months ended September 30, 2024, we paid dividends of $1.44 per ordinary share to shareholders and repurchased approximately 0.9 million shares for $120.0 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2024	% of revenues	2023	% of revenues
Net revenues	$967.1		$917.9
Cost of goods sold	535.0	55.3%	514.6	56.1%
Selling and administrative expenses	217.1	22.5%	210.2	22.9%
Operating income	215.0	22.2%	193.1	21.0%
Interest expense	28.8		22.9
Other (income) expense, net	(8.4)		0.1
Earnings before income taxes	194.6		170.1
Provision for income taxes	20.4		13.7
Net earnings	174.2		156.4
Less: Net earnings attributable to noncontrolling interests	—		0.1
Net earnings attributable to Allegion plc	$174.2		$156.3

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.99		$1.77
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2024, increased by 5.4%, or $49.2 million, compared with the same period in 2023, due to the following:

Pricing	1.8%
Volume	1.5%
Acquisitions	1.9%
Currency exchange rates	0.2%
Total	5.4%
The increase in Net revenues was driven by improved pricing, higher volumes, the acquisitions made during the year, and favorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended September 30, 2024, increased $21.9 million compared to the same period in 2023. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2024, increased to 22.2% from 21.0% for the same period in 2023, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$193.1	21.0%
Pricing and productivity in excess of inflation and investment spending	6.9	0.4%
Volume / product mix	6.9	0.4%
Acquisitions	4.1	0.1%
Currency exchange rates	2.5	0.1%
Acquisition / integration/ restructuring expenses	1.5	0.2%
September 30, 2024	$215.0	22.2%
The increase in Operating income and Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix, the contribution to operating income from recent acquisition activity, favorable foreign currency exchange rate movements and lower acquisition, integration and restructuring expenses.
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
Interest Expense
Interest expense for the three months ended September 30, 2024, increased $5.9 million compared with the same period in 2023, primarily due to higher outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other (income) expense, net for the three months ended September 30 were as follows:

In millions	2024	2023
Interest income	$(8.3)	$(1.5)
Foreign currency exchange (gain) loss	(0.5)	1.1
Net periodic pension and postretirement benefit cost, less service cost	—	0.4
Other expense	0.4	0.1
Other (income) expense, net	$(8.4)	$0.1
The increase in interest income for the three months ended September 30, 2024 compared with the same period in 2023 is due to higher cash on hand and higher interest rates earned on deposits.
Provision for Income Taxes
The effective income tax rates for the three months ended September 30, 2024 and 2023, were 10.5% and 8.1%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024, the unfavorable year over year change in the amounts recognized for uncertain tax positions and the unfavorable mix of income earned in higher tax rate jurisdictions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2024	% of revenues	2023	% of revenues
Net revenues	$2,826.6		$2,753.4
Cost of goods sold	1,574.8	55.7%	1,557.2	56.6%
Selling and administrative expenses	655.7	23.2%	647.5	23.5%
Operating income	596.1	21.1%	548.7	19.9%
Interest expense	76.8		70.2
Other income, net	(17.2)		(1.8)
Earnings before income taxes	536.5		480.3
Provision for income taxes	83.1		58.3
Net earnings	453.4		422.0
Less: Net earnings attributable to noncontrolling interests	—		0.2
Net earnings attributable to Allegion plc	$453.4		$421.8

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$5.16		$4.78
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.

Net Revenues
Net revenues for the nine months ended September 30, 2024, increased by 2.7%, or $73.2 million, compared with the same period in 2023, due to the following:

Pricing	2.9%
Volume	(1.3)%
Acquisitions	1.0%
Currency exchange rates	0.1%
Total	2.7%
The increase in Net revenues was driven by improved pricing across our major businesses, acquisitions made during the year, and favorable foreign currency exchange rate movements, which was partially offset by lower volumes.
Operating Income/Margin
Operating income for the nine months ended September 30, 2024, increased $47.4 million compared to the same period in 2023. Operating margin for the nine months ended September 30, 2024, increased to 21.1% from 19.9% for the same period in 2023, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$548.7	19.9%
Pricing and productivity in excess of inflation and investment spending	52.5	1.3%
Volume / product mix	(14.6)	(0.3)%
Acquisitions	5.5	—%
Currency exchange rates	(0.2)	—%
Acquisition / integration/ restructuring expenses	4.2	0.2%
September 30, 2024	$596.1	21.1%
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
Interest Expense
Interest expense for the nine months ended September 30, 2024, increased $6.6 million compared with the same period in 2023, primarily due to higher outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other (income) expense, net for the nine months ended September 30 were as follows:

In millions	2024	2023
Interest income	$(16.9)	$(3.4)
Foreign currency exchange loss	0.3	2.8
Net periodic pension and postretirement benefit cost, less service cost	—	0.5
Other income	(0.6)	(1.7)
Other income, net	$(17.2)	$(1.8)
The increase in interest income for the nine months ended September 30, 2024 compared with the same period in 2023 is due to higher cash on hand and higher interest rates earned on deposits.
Provision for Income Taxes
The effective income tax rates for the nine months ended September 30, 2024 and 2023, were 15.5% and 12.1%, respectively. The increase in the effective income tax rate compared to 2023 is primarily due to the enactment of global minimum tax in 2024, the unfavorable year over year change in the amounts recognized for uncertain tax positions and the unfavorable mix of income earned in higher tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and nine months ended September 30:

	Three months ended			Nine months ended
In millions	2024	2023	% Change	2024	2023	% Change
Net revenues
Allegion Americas	$782.4	$740.9	5.6%	$2,262.4	$2,209.0	2.4%
Allegion International	184.7	177.0	4.4%	564.2	544.4	3.6%
Total	$967.1	$917.9		$2,826.6	$2,753.4

Segment operating income
Allegion Americas	$221.1	$200.2	10.4%	$622.4	$582.2	6.9%
Allegion International	17.9	15.7	14.0%	48.6	40.2	20.9%
Total	$239.0	$215.9		$671.0	$622.4

Segment operating margin
Allegion Americas	28.3%	27.0%		27.5%	26.4%
Allegion International	9.7%	8.9%		8.6%	7.4%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including locks, locksets, key systems, door controls and systems, exit devices, doors, accessories, electronic security products, access control systems and software and service solutions to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of an agreement with Stanley Black & Decker ("Stanley" is the property of Stanley Logistics L.L.C.).
Net Revenues
Net revenues for the three months ended September 30, 2024, increased by 5.6%, or $41.5 million, compared to the same period in 2023, due to the following:

Pricing	2.0%
Volume	2.1%
Acquisitions	1.6%
Currency exchange rates	(0.1)%
Total	5.6%
The increase in Net revenues was driven by improved pricing across our major businesses, higher volumes, and the acquisitions made during the year, which was partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from our non-residential business for the three months ended September 30, 2024, increased by a mid-single digits percent compared to the same period in the prior year, driven by higher volumes, improved pricing, and acquisition activity, which was partially offset by unfavorable foreign currency exchange rate movements.

Net revenues from residential products for the three months ended September 30, 2024, increased by a low-single digits percent compared to the same period in the prior year, driven by higher volumes.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic security products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended September 30, 2024, Net revenues from the sale of electronic security products in the Allegion Americas segment decreased by a high-single digits percent compared to the same period in the prior year in which the sale of electronic security products grew by a high-teens percent.
Net revenues for the nine months ended September 30, 2024, increased by 2.4%, or $53.4 million, compared to the same period in 2023, due to the following:

Pricing	3.2%
Volume	(1.5)%
Acquisitions	0.7%
Total	2.4%
The increase in Net revenues was driven by improved pricing and the acquisitions made during the year, which was partially offset by lower volumes.
Net revenues from non-residential products for the nine months ended September 30, 2024, increased by a low-single digits percent compared to the same period in the prior year, driven by improved pricing and acquisition activity, partially offset by lower volumes. We currently anticipate low-single digit growth from our non-residential products and services for 2024.
Net revenues from residential products for the nine months ended September 30, 2024, increased by a low-single digits percent compared to the same period in the prior year, driven by higher volumes. We expect low-single digits growth from our residential business for 2024.
Operating income/margin
Segment operating income for the three months ended September 30, 2024, increased $20.9 million compared to the same period in 2023, and Segment operating margin for the three months ended September 30, 2024, increased to 28.3% from 27.0%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$200.2	27.0%
Pricing and productivity in excess of inflation and investment spending	6.6	0.4%
Volume / product mix	8.6	0.6%
Acquisitions	3.4	0.1%
Currency exchange rates	1.9	0.1%
Acquisition / integration/ restructuring expenses	0.4	0.1%
September 30, 2024	$221.1	28.3%
The increase in Segment operating income and Segment operating margin was primarily driven by favorable volume/product mix, pricing and productivity improvements in excess of inflation and investment spending, the contribution to operating income from recent acquisition activity, favorable foreign currency exchange rate movements and lower acquisition, integration and restructuring expenses.
Segment operating income for the nine months ended September 30, 2024, increased $40.2 million compared to the same period in 2023, and Segment operating margin for the nine months ended September 30, 2024, increased to 27.5% from 26.4%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$582.2	26.4%
Pricing and productivity in excess of inflation and investment spending	51.9	1.4%
Volume / product mix	(14.9)	(0.3)%
Acquisitions	3.9	—%
Currency exchange rates	(0.9)	—%
Acquisition / integration/ restructuring expenses	0.2	—%
September 30, 2024	$622.4	27.5%
The increase in Segment operating income and Segment operating margin was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, the contribution to operating income from recent acquisition activity, and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix and unfavorable foreign currency exchange rate movements.
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
Net Revenues
Net revenues for the three months ended September 30, 2024, increased by 4.4%, or $7.7 million, compared to the same period in 2023, due to the following:

Pricing	1.4%
Volume	(1.2)%
Acquisitions	2.9%
Currency exchange rates	1.3%
Total	4.4%
The increase in Net revenues was primarily driven by improved pricing, the favorable impact from the current year acquisitions, and favorable foreign currency exchange rate movements, which was partially offset by lower volumes.
Net revenues for the nine months ended September 30, 2024, increased by 3.6%, or $19.8 million, compared to the same period in 2023, due to the following:

Pricing	1.6%
Volume	(0.8)%
Acquisitions	2.5%
Currency exchange rates	0.3%
Total	3.6%
The increase in Net revenues was primarily driven by improved pricing, the favorable impact from the current year acquisitions, and favorable foreign currency exchange rate movements, which was partially offset by lower volumes.
Operating income/margin
Segment operating income for the three months ended September 30, 2024, increased $2.2 million compared to the same period in 2023, and Segment operating margin for the three months ended September 30, 2024, increased to 9.7% from 8.9%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$15.7	8.9%
Pricing and productivity in excess of inflation and investment spending	2.0	1.0%
Volume / product mix	(1.6)	(0.8)%
Currency exchange rates	0.6	0.2%
Acquisitions	0.6	0.1%
Acquisition / integration/ restructuring expenses	0.6	0.3%
September 30, 2024	$17.9	9.7%
The increase in Segment operating income and Segment operating margin was primarily driven by favorable pricing and productivity in excess of inflation and investment spending, the favorable impact from foreign currency exchange rate movements, current year acquisitions, and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable volume/product mix.
Segment operating income for the nine months ended September 30, 2024, increased $8.4 million compared to the same period in 2023, and Segment operating margin for the nine months ended September 30, 2024, increased to 8.6% from 7.4%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2023	$40.2	7.4%
Pricing and productivity in excess of inflation and investment spending	1.3	0.1%
Volume / product mix	0.2	0.1%
Currency exchange rates	0.8	0.1%
Acquisitions	1.6	0.1%
Acquisition / integration/ restructuring expenses	4.5	0.8%
September 30, 2024	$48.6	8.6%
The increase in Segment operating income and Segment operating margin was primarily driven by favorable pricing and productivity in excess of inflation and investment spending, favorable volume/product mix, current year acquisitions, the favorable impact from foreign currency exchange rate movements, and lower acquisition, integration and restructuring expenses.

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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of September 30, 2024, approximately 91% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of September 30, 2024, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the Revolving Facility, together with financing we believe would be accessible to us in the credit and capital markets, are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by operating activities	$456.0	$381.1
Net cash used in investing activities	(190.2)	(83.4)
Net cash provided by (used in) financing activities	147.3	(219.9)
Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2024, increased $74.9 million compared to the same period in 2023, primarily driven by higher net earnings and lower cash used for working capital.
Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2024, increased $106.8 million compared to the same period in 2023, primarily due to cash used for acquisitions and higher capital expenditures.
Financing Activities: Net cash provided by financing activities during the nine months ended September 30, 2024, increased $367.2 million compared to the same period in 2023, primarily due to the proceeds from the issuance of the 5.600% Senior Notes. The increase was partially offset by an increase in the cash used to repurchase shares compared to the same period in 2023. Proceeds from the issuance of the 5.600% Senior Notes were used to repay the 3.200% Senior Notes on October 1, 2024.

Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2024	December 31, 2023
Term Facility	$215.6	$225.0
3.200% Senior Notes due 2024	400.0	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	—
Other debt	0.1	0.1
Total borrowings outstanding	2,415.7	2,025.1
Discounts and debt issuance costs, net	(13.6)	(10.1)
Total debt	2,402.1	2,015.0
Less current portion of long-term debt	418.9	412.6
Total long-term debt	$1,983.2	$1,602.4
We have an unsecured credit agreement consisting of a $250.0 million term loan facility (the “Term Facility”), of which $215.6 million was outstanding at September 30, 2024, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which no balance was outstanding at September 30, 2024. The Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company’s wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company (“Allegion Ireland DAC”), the Company’s wholly-owned subsidiary.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $3.1 million for the remainder of 2024, $21.9 million due in 2025, and $190.6 million due in 2026. We repaid $9.4 million of principal on the Term Facility during the nine months ended September 30, 2024.
The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. We had $18.5 million of letters of credit outstanding at September 30, 2024. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2024, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 6.070%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2024, the Company was in compliance with all applicable covenants under the credit agreement.
As of September 30, 2024, Allegion US Hold Co had $400.0 million outstanding of its 3.200% Senior Notes due 2024 (the "3.200% Senior Notes"), $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the "5.411% Senior Notes") and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and Allegion plc had $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all five senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes require semi-annual interest payments on April 1 and October 1 of each year and will mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year, and will mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29, beginning November 29, 2024, and mature on May 29, 2034. We repaid the 3.200% Senior Notes on October 1, 2024.
The 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, the 5.411% Senior Notes and the 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of September 30, 2024, the company was in compliance with all applicable covenants under the Senior Notes.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2024, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Guarantor Financial Information
Allegion US Hold Co is or was, as applicable, the issuer of the 3.200% Senior Notes, 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes and is the guarantor of the 3.500% Senior Notes. Allegion plc (the “Parent”) is or was, as applicable, the issuer of the 3.500% Senior Notes and is or was, as applicable, the guarantor of the 3.200% Senior Notes, 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes. Allegion US Hold Co is directly or indirectly 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.
The 3.200% Senior Notes, 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are or were, as applicable, senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.200% Senior Notes, 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes is or was, as applicable, the senior unsecured obligation of the Parent and ranks equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co's existing and future senior unsecured and unsubordinated indebtedness.
Each guarantee is effectively subordinated to any secured indebtedness of the applicable guarantor to the extent of the value of the assets securing such indebtedness. The Senior Notes are structurally subordinated to indebtedness and other liabilities of the subsidiaries of the applicable guarantor, none of which guarantee the notes. The obligations of the applicable guarantor under its guarantee are limited as necessary to prevent such guarantee from constituting a fraudulent conveyance under applicable law and, therefore, are limited to the amount that the applicable guarantor could guarantee without such guarantee constituting a fraudulent conveyance; this limitation, however, may not be effective to prevent such guarantee from constituting a fraudulent conveyance. If the guarantee was rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the applicable guarantor, and, depending on the amount of such indebtedness, the applicable guarantor’s liability on its guarantee could be reduced to zero. In such an event, the notes would be structurally subordinated to the indebtedness and other liabilities of the applicable guarantor.
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

Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2024		Year ended December 31, 2023
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(6.1)	(0.1)	(7.4)	(0.5)
Equity earnings in affiliates, net of tax	500.8	289.5	606.5	330.6
Transactions with related parties and subsidiaries(a)	(18.5)	(64.4)	(30.8)	(77.0)
Net earnings	453.4	209.6	540.4	232.6
Net earnings attributable to the entity	453.4	209.6	540.4	232.6
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	September 30, 2024		December 31, 2023
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$1.2	$837.8	$0.1	$558.6
Total current assets	21.6	1,273.3	16.3	595.6
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,300.1	—	1,439.9
Total noncurrent assets	1,792.6	1,398.8	1,792.2	1,525.7
Current liabilities:
Amounts due to related parties and subsidiaries	$47.7	$534.1	$64.8	$826.6
Total current liabilities	77.8	964.7	84.5	1,250.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	367.0	2,882.1	564.2	2,458.9
Total noncurrent liabilities	962.0	4,270.9	1,174.5	3,454.7

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
Management believes there have been no significant changes during the nine months ended September 30, 2024, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements
Refer to Note 2 under the paragraph "Recent Accounting Pronouncements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of the Company's most recent Annual Report, there have been no new accounting pronouncements not yet effective or adopted that we believe have a significant impact, or potential significant impact, to our condensed and consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2024. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
July 1 - July 31	13	$138.44	13	$378,197
August 1 - August 31	150	132.58	150	358,316
September 1 - September 30	131	139.92	131	340,024
Total	294	$136.09	294	$340,024
(1) In June 2023, our Board of Directors reauthorized the Company’s ordinary existing share repurchase program and, as a result, authorized the repurchase of up to $500.0 million of the Company’s ordinary shares under the program. The share repurchase program does not have a prescribed expiration date and does not oblige the Company to acquire any particular amount of the Company's ordinary shares. Share repurchases may be made from time-to-time in open market, accelerated stock repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The timing and manner of any share repurchase and the actual number of ordinary shares repurchased will be determined at the discretion of management based on a variety of factors, including, among others, the Company’s stock price, corporate and regulatory requirements, and other general market and economic conditions. The Board of Directors may suspend, modify, or terminate the repurchase program at any time without prior notice.

Item 5 - Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

ALLEGION PLC (Registrant)

Date:	October 24, 2024	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 24, 2024	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer