Form 10-K
period 2024-12-31
Allegion plc
filed 2025-02-18
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35971
ALLEGION PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland	98-1108930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block D
Iveagh Court
Harcourt Road
Dublin
Ireland	D02 VH9
(Address of principal executive offices)	(Zip Code)

+(353) (1) 2546200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Ordinary shares, par value $0.01 per share	ALLE	New York Stock Exchange
3.500% Senior Notes due 2029	ALLE 3 ½	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of our ordinary shares held by non-affiliates on June 30, 2024 was approximately $10.3 billion based on the closing price of such shares on the New York Stock Exchange on that date.
The number of ordinary shares outstanding of Allegion plc as of February 13, 2025 was 86,290,351.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2025 Annual General Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K as described herein.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2024

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
These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections including, among other things:
•global macroeconomic factors;
•increased prices and inflationary pressures;
•volatility and uncertainty in the political, economic and regulatory environments in which we operate, including new or increased tariffs, changes to trade agreements, sanctions, import and export regulations, custom duties and applicable tax regulations and interpretations, social and political unrest, instability, national and international conflict, terrorist acts and other geographical disputes and uncertainties;
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
•global climate change or other unexpected events, including global health crises;
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

PART I
Item 1.    BUSINESS
Overview
Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people and assets safe and secure in the places they live, learn, work and connect. We pioneer safety and security to create a safer and more accessible world. Central to our work is partnering and developing ecosystems to create flawless, seamless access experiences and enable an uninterrupted and secure flow of people and assets. We offer an extensive and versatile portfolio of security and access control security products and solutions across a range of market-leading brands. Our experts across the globe deliver high-quality hardware, software, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.

Allegion Principal Products and Services
Door controls, door control systems, and exit devices
Doors, glass and door systems, and accessories
Electronic security products and access control systems, including time, attendance and workforce productivity
Locks, locksets, portable locks, and key systems
Services and software
Security and access control security products and solutions are critical elements in every building and home. Many door openings are configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, with the growing adoption of connected hardware and software solutions, security products – including credentials – are increasingly linked electronically, integrated into access control software and popular consumer technology platforms and controlled with mobile applications, creating additional functionality and complexity.
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
•Our consultative approach and expertise, which enables us to develop the most efficient and appropriate building security and access control specifications to fulfill the unique needs of our end-users and their partners, including architects, designers, security consultants, contractors, homebuilders and engineers;
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
We believe the security products industry will continue to benefit from several global macroeconomic trends, including:
•Expected growth in global electronic and electromechanical products and solutions as end-users adopt newer technologies in their facilities and homes;
•Heightened awareness of security and privacy requirements;
•Increased focus and adoption of mobile technology; and
•The shift to a digital, interconnected and increasingly interoperable environments that require a strong ecosystem of partners.
We operate in and report financial results for two segments: Allegion Americas and Allegion International, the latter of which provides security and access control security products, services and solutions primarily throughout Europe, Asia and Oceania. We sell our products and solutions under the following brands:

Allegion Brands

(Listed for each business segment)

Product Category	Allegion Americas	Allegion International
Door controls, door control systems, and exit devices	AD Systems Dexter Falcon LCN Stanley Access Technologies Von Duprin	boss door controls Bricard Briton CISA Dorcas Falcon LCN Schlage Von Duprin
Doors, glass and door systems, and accessories	Brio Glynn-Johnson Ives Krieger Specialty Products Kryptonite Locknetics Republic SOSS Door Hardware Steelcraft TGP Unicel Architectural Zero International	Austral Lock by Gainsborough AXA boss door controls Bricard Brio Briton CISA Dorcas Gainsborough Glynn-Johnson Ives Kryptonite Legge Normbau Steelcraft TGP Trelock Deine Sicherheit. Zero International

*STANLEY ACCESS TECHNOLOGIES is used with permission. STANLEY is the property of Stanley Logistics L.L.C.

Allegion Brands

(Listed for each business segment)

Product Category	Allegion Americas	Allegion International
Electronic security products and access control systems, including time, attendance, and workforce productivity	ISONAS LOCKNETICS LCN SCHLAGE VON DUPRIN	BRICARD ISONAS CISA PegaSys DORCAS plano FSH BY SCHLAGE SCHLAGE Gainsborough Simons Voss technologies interflex VON DUPRIN
Locks, locksets, portable locks, and key systems	DEXTER FALCON KRYPTONITE LOCKNETICS SCHLAGE	Austral Lock BY GAINSBOROUGH Gainsborough AXA KRYPTONITE BRICARD LEGGE Briton NORMBAU CISA SCHLAGE FALCON Simons Voss technologies FSH BY SCHLAGE TRELOCK Deine Sicherheit.
Services and software	STANLEY Access Technologies ISONAS yonomi zentra	API Locksmiths interflex

*STANLEY ACCESS TECHNOLOGIES is used with permission. STANLEY is the property of Stanley Logistics L.L.C.

We sell a wide range of security and access control solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss®, and Von Duprin®.
During the year ended December 31, 2024, we generated Net revenues of $3,772.2 million and Operating income of $780.7 million.

Net Revenues by Product and Service Category
7%
27%
15%
26%
25%
Locks / Locksets / Portable Locks / Key Systems
Electronic Security Products / Access Control Systems / Time, Attendance and Workforce Productivity
Door Controls / Door Control Systems / Exit Devices
Doors / Glass and Door Systems / Accessories
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
•SimonsVoss, established in 1995, created the first keyless digital transponder; and
•Stanley Access Technologies patented the world's first hands-free door operator in 1931.
We have built upon these founding legacies since our entry into the security products market through the acquisition of Schlage, Von Duprin and LCN. Today, we continue to develop, acquire and introduce innovative products.

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
Recent examples of successful product launches by Allegion are illustrated in the table below:

Products and Services	Brands	Year	Innovation
Door controls, door control systems, and exit devices	CISA, Stanley Access Technologies, Von Duprin	2023/2024
CISA Multitop Matic Exit, a secondary lock for single and double leaf aluminum and iron panic doors, brings to market the only "Made in Italy" counter-lock featuring a long faceplate. Enables the automatic and secure locking of the main leaf against the door jam.

Stanley Access Technologies new automatic door/window solution for increased efficiencies for drive-through restaurants (DuraGlide DT). Telescopic manual and automatic version of ICU doors, providing the biggest clear door opening in the industry, proprietary handle design and the slimmest header (ProCare 8500). More energy-efficient and robust hurricane-rated sliding doors (DuraStorm Class E).

Von Duprin 70 series delivering both performance and value at a medium price point and is ideal for heavy duty warehouse, industrial, office, multifamily, retail and hospitality applications.

Doors, glass and door systems, and accessories	TGP, Unicel	2023/2024
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

UL Certification of American Architectural Manufacturers Association (AAMA) 501.8 human impact resistant curtain wall using durable SentryGlas Plus (SGP) laminated glass (Unicel).

Products and Services	Brands	Year	Innovation
Electronic security products and access control systems, including time, attendance, and workforce productivity	Gainsborough,Schlage, SimonsVoss,	2023/2024
Schlage XE360 series electronic lock is the next generation wireless lock from Schlage, designed specifically for multifamily properties. It delivers innovation, intelligence and reliability wrapped in a modern, sleek design for a variety of lock applications (mortice, tubular and exit device).

Schlage, in collaboration with Airbnb, was the first to launch the “airkey” integration, connecting Schlage smart locks and Airbnb accounts for easy guest check-ins.

Schlage Encode Smart WiFi Lever is for use in doors without a deadbolt; connects to home WiFi and pairs with the Schlage app.

Gainsborough Freestyle Trilock now has built-in Wi-Fi, no longer needing a separate bridge to communicate to the router. The latest version of this residential product includes Matter over Thread - the first smart lock in Australia to feature this technology.

Narrow profile smart lock for Australia and New Zealand for use on aluminum and timber doors, utilizing the Schlage Breeze app (Schlage Artus). Next-generation smart entry door lock for the New Zealand market, operating on the Schlage Breeze app and offering a retrofit solution to Schlage S-6000 and competitor products (Schlage Resolute).

SimonsVoss AX2Go, a BLE-based mobile app for iOS and Android, supporting the same user experience, regardless the OS of the smartphone. Users can place unlocked smartphone on the lock and the app will send the needed data in the background.

SimonsVoss PinCode keypad AX, a BLE-based pincode keypad suitable for communication with SimonsVoss based AX products, with a range up to 1.5 meters.

Locks, locksets, portable locks, and key systems	Bricard, Legge	2023/2024
Bricard Evidence handle range for commercial and residential markets, with an exclusive and unique rose fixation and adjustment design, functionality and finishes.

Bricard Bi-Pass key is equipped with an integrated RFID tag, enabling seamless operation of both mechanical and electronic access control devices.

Next generation of multi-function mortice locks, 991 Multi-Function Mortice Lock Series (Legge), allows easy conversions and anti-lockout function.

Services and software	SimonsVoss, Zentra	2023/2024
SimonsVoss AXM Plus Software, first on-premise software variant with an optional cloud connection, to give customers the opportunity to deploy mobile credentials in a virtual networked environment.

Multifamily access control solution providing a turnkey, simple, secure and smart offering of software and integrated hardware covering all access needs for the building (Zentra).

Industry and Competition
We serve customers within institutional, commercial and residential construction and remodeling markets throughout North America, Europe, Asia and Oceania. We expect the security products industry will continue to benefit from favorable trends such as increased concerns about safety and security, and technology-driven innovation that enables seamless access and a better user experience as people and assets traverse multiple locations and facilities. Further, we expect continued growth in connected security products and solutions as end-users continue to adopt newer technologies, including mobile solutions and artificial intelligence, in their facilities and single and multi-family homes.
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
Our success depends on a variety of factors, including brand and reputation, knowledge and expertise in our industry, product breadth, innovation, integration with popular technology platforms, quality and delivery capabilities, price and service capabilities. As many of our businesses sell through distribution, our success also depends on building and partnering with a strong channel network. We compete based on the breadth, innovation and quality of our products and solutions, pricing, our ability to custom-configure solutions to meet individual end-user requirements and our global supply chain.
Products and Services
We offer the following extensive and versatile portfolio of security and access control products and solutions across a range of market-leading brands:
•Door controls, door control systems, and exit devices: An extensive portfolio of life-safety products and solutions generally installed on fire doors and facility entrances and exits. Exit devices, also known as panic hardware, provide rapid egress to allow building occupants to exit safely in an emergency. Door controls and systems include mechanical door closers, automatic door operators, as well as high-performance interior and storefront door systems. In addition, we offer a full range of automatic entrance solutions, including sliding, swing, folding and ICU doors, as well as an array of sensors, controls and security options for commercial and institutional buildings;
•Doors, glass and door systems, and accessories: A portfolio of hollow metal doors and frames, glass and specialty door systems, as well as a variety of additional security products and components, including hinges, door pulls, door stops, bike lights, louvers, weather stripping, thresholds and other accessories, as well as certain bathroom fittings and accessibility aids;
•Electronic security products and access control systems, including time, attendance and workforce productivity: A broad range of electronic locks, electronic door closers and exit devices, access control products and systems, credentials and credential readers and accessories, including Bluetooth Low Energy, Power over Ethernet and cloud-based solutions, including products designed to help business customers manage and monitor workforce access, attendance and employee scheduling;
•Locks, locksets, portable locks, and key systems: A broad array of cylindrical, tubular and mortice door locksets, security levers and master key systems that are used to protect and control access and a range of portable security products, including bicycle, small vehicle and travel locks; and
•Services and software: Our Stanley Access Technologies business offers extensive planned inspection, maintenance and repair services for its automatic entrance solutions throughout the U.S. and Canada. Additionally, we offer software as a service ("SaaS") offerings throughout the U.S. and internationally, including access control, platform integration and workforce management solutions through our Interflex business. We also offer ongoing aftermarket services, design and installation offerings and locksmith services in select locations.
Customers
We sell most of our products and solutions through distribution and retail channels, including specialty distribution, e-commerce and wholesalers. We have built a network of channel partners that help our customers choose the right solution to meet their security needs and help commercial and institutional end-users fulfill and install orders. We also sell through a variety of retail channels, including large do-it-yourself home improvement centers, multiple online and e-commerce platforms, as well as small, specialty showroom outlets. We work with our retail partners on developing marketing and merchandising strategies to maximize their sales per square foot of shelf space. Through a few of our businesses, most notably Stanley Access Technologies, Interflex and our Global Portable Security brands, we also provide products and services directly to end-users.
Our 10 largest customers represented approximately 27% of our total Net revenues in 2024. No single customer represented 10% or more of our total Net revenues in 2024.

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
Production and Distribution
We manufacture products in several geographic markets around the world. We operate 34 principal production and assembly facilities – 21 in our Allegion Americas segment and 13 in our Allegion International segment. We own 16 of these facilities and lease the others. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our U.S. based residential portfolio is manufactured in the Baja region of Mexico under the Maquiladora, Manufacturing and Export Services Industry ("IMMEX") program. In managing our network of production and assembly facilities, we focus on continuous improvement in customer experience, employee health and safety, productivity, resource utilization and operational excellence.
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
Facilities
We operate through a broad network of sales offices, engineering centers, 34 principal production and assembly facilities and several distribution centers throughout the world. Our active properties represent approximately 7.7 million square feet, of which approximately 44% is leased. The following table shows the location of our principal production and assembly facilities under the business segments in which they operate:

Production and Assembly Facilities
Allegion Americas	Allegion International
Blue Ash, Ohio	Auckland, New Zealand
Chino, California	Blackburn, Australia
Ensenada, Mexico	Brooklyn, Australia
Everett, Washington	Clamecy, France
Farmington, Connecticut	Durchhausen, Germany
Greenfield, Indiana (2)	Faenza, Italy
Indianapolis, Indiana	Feuquieres, France
Irving, Texas	Monsampolo, Italy
Jurong, Singapore	Osterfeld, Germany
Longueuil, Canada	Renchen, Germany
McKenzie, Tennessee	Valencia, Spain
Mississauga, Canada	Veenendaal, Netherlands
Perrysburg, Ohio	Zawiercie, Poland
Pico Rivera, California
Princeton, Illinois
Queretaro, Mexico
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
Our research and development resources are managed globally to permit leveraging of innovative technologies and product platforms across businesses as well as to optimize development cost and resource efficiency. Our regionally located resources leverage expertise in local standards and configurations and apply those to adapt products for the benefit of our customers. Further, we operate a global technology center in Bengaluru, India, which augments and supports our regional engineering and technology teams.
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
Human Capital
Our human capital strategy is based on our values and is foundational to achieving our business strategy. Our workplace culture is based on practices that reward performance, provide growth and development opportunities, and support employees with competitive compensation and benefits packages. As a testament to this, Allegion received the 2024 Gallup Exceptional Workplace Award. This award recognizes the most engaged workplace cultures in the world.
As of December 31, 2024, we had approximately 14,400 employees worldwide. Approximately 48% of employees are employed within the U.S. and approximately 52% based outside the U.S. Among our U.S. based employees, approximately 14% were subject to collective bargaining agreements with various labor unions. Outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a works council. Our employee base is supplemented by contingent labor where business demand fluctuates or we experience short-term needs for specialized skills. We believe our relations with our workforce in both unionized and non-unionized settings are generally positive.

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
Learning and Development
Opportunities for ongoing learning and development are delivered to employees through structured coursework, on-site and expert-led training and experiential, applied development. The Allegion Academy is offered globally, supporting multiple languages and providing thousands of self-guided online courses. We offer programs to provide successive levels of development, including re-skilling and upskilling existing employees, as well as strengths-based leadership curriculum and global programs for employee mentoring and coaching.
Culture and Engagement
Culture and engagement are also parts of the Allegion Operating System. Engagement surveys provide a mechanism to gather direct employee feedback, give team leaders insights on potential areas of focus and allow leaders to prioritize and act on their teams’ foundational, inclusion, growth and development needs. Strengths-based leadership is an element of our commitment to inclusion: the more employees understand their own strengths, the better equipped they are to add value and appreciate the contributions of diverse members of their teams.
We believe in fundamental standards that support our employees, while building and maintaining diverse and inclusive workplaces. Employee-led resource and affinity groups provide opportunities for women's leadership, early career professionals, allies and members of the LGBTQIA+, Black, veteran and Hispanic communities, among others.
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
Regulatory Matters
We are subject to a variety of federal, state and local laws and regulations, both within and outside the U.S., relating to Environmental, Health and Safety ("EHS") matters. We are committed to conducting business in a safe, environmentally responsible and sustainable manner, in compliance with all applicable EHS laws and regulations, as well as some applicable voluntary programs and collective agreements. We continously work to promote and protect the health and safety of our environment, associates, customers, contractors and members of our local communities worldwide. We operate with principles and practices that support our commitments, including:
•Integrating sound EHS and sustainability strategies in all elements of our business, we set quantitative metrics and targets to provide clear accountability and to monitor and measure improvement in EHS performance;

•Conducting periodic, formal evaluations and audits of our compliance status, while also routinely reviewing our objectives and metrics;
•Fostering a workplace culture where everyone at Allegion is responsible for safety;
•Implementing measures to enhance internal and external stakeholder awareness of our environmental management policy and its impacts;
•Establishing prioritization and action plans to continuously improve our EHS and sustainability management systems and performance; this includes reduction in use of natural resources, minimization of waste and prevention of pollution, as well as prevention and elimination of workplace accidents, injuries and risks;
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
In addition, the Company's Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our investor website (investor.allegion.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
Throughout this Annual Report on Form 10-K, we refer to additional information that may be found or is available on our websites. The information contained on, or that may be accessed through, our websites is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.

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

Economic, Market and Financial Risks

Our business performance is impacted by the strength of the institutional, commercial and residential construction and remodeling markets and global macroeconomic factors.
Demand for our security products and solutions relies on the institutional, commercial, and residential construction and remodeling markets, which are marked by cyclicality based on national, regional and local economic conditions, including consumer confidence and disposable income, corporate and government spending, work-from-home trends, availability of credit and demand for new housing and infrastructure. As a result, weakness or instability in one or more of these markets could slow demand for new construction or remodeling projects and cause current and potential customers to delay or cancel capital projects or otherwise choose not to make purchases, which could negatively impact the demand for our products and solutions and result in declines in our revenues, profitability and cash flows. In the recent past, our business operations and performance were also impacted by global macroeconomic challenges, including supply chain disruptions and delays, material, electronic component and labor shortages, prolonged periods of cost inflation, and increased interest rates. Negative macroeconomic trends, future market disruptions or uncertainty related to potential changes to fiscal and monetary policy and/or trade policy, including the imposition, or threatened imposition, of tariffs and potential retaliatory trade restrictions, may make it more challenging for us to manufacture and deliver products to our customers, could cause periodic production interruptions and supply constraints, impact our ability to forecast and plan for future business activities and, if not adequately managed by us, could cause a material adverse impact on our business, results of operations, financial condition and cash flows.
Increased prices, whether due to inflationary pressures or other factors, could negatively impact our margin performance and our financial results.
Higher prices for raw materials, parts and components, freight, packaging, labor and energy, whether caused by inflationary pressures or other geopolitical factors, such as new or increased tariffs, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, increase our costs to manufacture and distribute our products and services, and we may be unable to pass these increased costs on to our customers. We do not currently use financial derivatives to hedge against volatility in commodity prices; however, we utilize firm purchase commitments, where possible, to help mitigate risk. The pricing of some materials, parts and components we use is based on market prices. To mitigate this exposure, we may use annual price contracts to minimize the impact of inflation and to benefit from deflation. However, these hedging and pricing strategies may not fully protect us against cost increases caused by factors such as new or increased tariffs, changing import duties, market illiquidity and specific local regulations.
Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. If these costs increase beyond our ability to control for them through measures such as implementing operating efficiencies, or we are not able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, our margin performance and results of operations would be negatively impacted.
Our global operations subject us to political, economic and regulatory risks, including uncertainty related to the imposition of new or increased tariffs and the global trade environment more generally.
Our businesses operate around the world in various geographic regions and product markets. Additionally, we procure various products, parts, components and services from supplier partners located throughout the world. Our global operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in Australia, Canada, China, Europe, Mexico, New Zealand and the Middle East. The political, economic and regulatory environments in which we operate are becoming increasingly volatile and uncertain. Accordingly, we are subject to multiple risks that are inherent in operating and sourcing globally, including:
•Changes to trade agreements, foreign trade policies, sanctions, import and export regulations, including the imposition or threatened imposition of new or increased tariffs, quotas, customs duties and similar restrictions, as well as retaliatory actions that may be imposed by other governments in response to such tariffs or other trade restrictions;
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
As an example, in February 2025, the U.S. government announced tariffs on imports from Canada, Mexico and China, countries from which we manufacture and/or export products and components. Subsequently, the tariffs on Canada and Mexico were paused. We are evaluating the potential impact of these actions and considering what, if any, steps we take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of Cost of goods sold from Mexico and less than 5% of Cost of goods sold from China. The degree to which any new or increased tariffs would impact our business and results of operations is largely dependent on factors outside of our control, including if the tariffs are ultimately implemented, the timing, duration and magnitude of their implementation, and responses or retaliatory actions taken by other countries or regions. We can give no assurance that the impact of any tariffs will not have a material adverse effect upon our results of operations, financial condition or liquidity or that actions we may take to mitigate the impact of the tariffs will be effective.
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
Approximately 24% of our 2024 Net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated Net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and in some instances have had a significant impact on our results of operations. We do not hedge against all our currency exposure, and therefore, our results of operations will continue to be susceptible to impacts from currency fluctuations.
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
At December 31, 2024, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $1.5 billion and $101 million, respectively. Pursuant to U.S. generally accepted accounting principles ("GAAP"), we are required to annually assess our goodwill and indefinite-lived intangible assets for impairment. In addition, interim assessments must be performed for these and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Significant disruptions to our business or end market conditions, protracted economic weakness (including a potential economic downturn or recession), unexpected significant declines in operating results of reporting units, divestitures or market capitalization declines may result in recognition of impairment charges to our goodwill, indefinite-lived intangible or other long-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods when recognized.
The capital and credit markets are important to our business.
Future instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility or reductions in the credit ratings assigned to us by independent ratings agencies, could reduce our access to capital markets, increase our costs of borrowing or adversely impact our ability to obtain favorable financing terms in the future. In particular, if we are unable to access capital and credit markets on terms that are acceptable to us, we may not be able to execute potential merger and acquisition plans, make other investments or fully execute our business plans and strategy.
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
We had approximately $2 billion of outstanding indebtedness at December 31, 2024. In addition, we have a senior unsecured revolving credit facility (the "Revolving Facility") that permits borrowings of up to $750 million. A portion of our cash flows from operations is dedicated to servicing our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchases or future business opportunities or other strategic investments.
At December 31, 2024, our borrowings included a variable rate term loan facility (the "Term Facility", and together with the Revolving Facility, the "Credit Facilities"). The Credit Facilities had a combined outstanding variable rate balance of $212.5 million at December 31, 2024, which exposes us to variable interest rate risk. We are also exposed to the risk of continued rising interest rates to the extent we fund our short or long-term financing needs with variable-rate borrowings under the Revolving Facility. If variable base rates under the Credit Facilities continue to increase in the future, our Interest expense could increase as well. For more details about our interest rate exposure under the Credit Facilities, please see Part II. Item 7A.
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
We may pursue business opportunities that diverge from our core business, including expanding our products or service offerings, seeking to expand our products and services into new international markets, investing in new and unproven technologies and forming new alliances with companies to develop and distribute our products and services. We can offer no assurance that any such business opportunities will prove successful. Certain international markets may be slower than our established markets in adopting our services and products, and our operations in such markets may not develop at a rate that supports our level of investment. Among other negative effects, our investment in new business opportunities may exceed the returns we realize. New investments could have higher cost structures than our current business, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we may be required to draw on the Revolving Facility or pursue other external financing, which may not be readily available. Additionally, our pursuit of new business opportunities that diverge from our core business may expose us to different risks and uncertainties other than those described in this “Risk Factors” section or elsewhere in this Annual Report on Form 10-K. In addition to the risks outlined above, expansion into certain new markets may require us to compete with local businesses with greater knowledge of the market, including the tastes and preferences of end-users, and higher market shares.
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
Global health crises or outbreak and spread of a communicable disease or virus in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted.
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
If we are unable to effectively manage these relationships, or if these third parties experience delays, disruptions, shortages of materials, labor, electronic and other components, capacity constraints, new or increased tariffs and/or other trade restrictions, regulatory issues or quality control problems in their operations, freight delays and other supply chain constraints and disruptions, or otherwise fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our products to our customers could be impaired and our business could be harmed.

Legal and Compliance Risks

We are subject to risks related to corporate social responsibility and reputational matters.
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders, as well as regulatory authorities both within the U.S. and internationally, on ESG practices and disclosure. If we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, good corporate governance, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation or the reputation of our brands may suffer. Further, we have made several public commitments regarding our intended reduction of carbon emissions, including a commitment to achieve carbon neutral emissions by 2050. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make to achieve such commitments will meet investor, legal and/or any other regulatory expectations and requirements. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet our commitments, we could incur adverse publicity and reaction from investors, advocacy groups or other stakeholders, which could adversely impact our reputation and brand perception. Such damage to our reputation and the reputation of our brands may negatively impact our business, demand for our products and services, our financial condition and results of operations.
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
Our future effective tax rate and cash tax obligations could be adversely affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, interpretations or accounting principles, as well as certain discrete items. In addition, we are subject to regular review and audit by tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our Consolidated Financial Statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, due to shifting economic and political conditions, tax policies, laws, interpretations and rates in various jurisdictions may be subject to significant change, which could materially affect our financial position and results of operations. For example, many countries in Europe, as well as a number of other countries and organizations, have proposed, recommended or implemented changes to existing tax laws or have enacted new laws that could significantly increase our effective tax rate or cash tax obligations in countries where we do business or require us to change the manner in which we operate our business. Additionally, the European Commission has been investigating whether various tax regimes or private tax rulings provided by a country to a particular taxpayer may constitute State Aid. We continue to examine the impact the above items may have on our business and the amount of tax we must pay.
The implementation of global tax reforms could negatively impact our financial results.
In recent years, the Organization for Economic Cooperation and Development (“OECD”) has led international efforts to implement various international tax reforms, including the introduction of a global minimum effective corporate tax (“GMT”) rate of 15%, applied on a jurisdiction-by-jurisdiction basis. Over 130 countries agreed to the general framework of the GMT rules and numerous countries in which we operate have transposed those rules into national laws, including Ireland, the location of our incorporation. Additional countries are in various stages of implementing the rules into their national laws.
We anticipate the continued and ongoing release of OECD GMT interpretive guidance and local country GMT legislation. We are continuing to evaluate the potential impact of this interpretative guidance and the release of GMT-implementation legislation in other countries, and such guidance or legislation could result in a material increase in our effective tax rate.

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
In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. At our annual general meeting of shareholders, our shareholders authorized our Board of Directors to issue up to 20% of our issued ordinary shares and further authorized our Board of Directors to issue up to 20% of such shares for cash without first offering them to our existing shareholders. Both of these authorizations will expire after a certain period unless renewed by our shareholders, and we cannot guarantee that the renewal of these authorizations will always be approved. If the Directors' authority to issue ordinary shares is not renewed, then we may be limited in our ability to use our shares, for example, as consideration for acquisitions.
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
Risks from Cybersecurity Threats
Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and/or jeopardize the security of our facilities. These risks are further described in the risk factors within Item 1A, particularly under the headings “We may be subject to risks relating to our information technology and operational technology systems,” “We currently rely on third-party service providers for many of the critical elements of our global information and operational technology infrastructure, and their failure to provide effective support for such infrastructure could increase our cybersecurity risk or otherwise negatively impact our business and financial results,” and “Disruptions or breaches of our information systems could adversely affect us.”
We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Governance
The Board of Directors (the "Board") has established oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats.
Board of Directors Oversight
Due to the importance of cybersecurity to the Company, the full Board is charged with oversight responsibility for our risk management and security strategy and policy. The Board is composed of members with diverse expertise including, risk management, information technology, engineering, manufacturing, innovation and finance, equipping them to oversee cybersecurity risks effectively. The Board receives updates from the CISO and management at least quarterly at board meetings, which updates cover the Company's cybersecurity strategy, current cybersecurity risk assessment, key risk areas, current cyber trends, and any significant cyber incidents that have occurred or are reasonably likely to occur.
Management’s Role
Management is responsible for assessing and managing cybersecurity risk. Specifically, the CISO is responsible for the prevention, mitigation, detection and remediation of cybersecurity incidents. The CISO regularly meets with the Chief Executive Officer (“CEO”) and Executive Leadership Team to inform them on cybersecurity risks. These briefings encompass a broad range of topics, including:
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
Item 2.    PROPERTIES
We operate through a broad network of sales offices, engineering centers, 34 principal production and assembly facilities and several distribution centers throughout the world. Our active properties represent about 7.7 million square feet, of which approximately 44% is leased.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are traded on the New York Stock Exchange under the symbol ALLE. As of February 13, 2025, the number of record holders of ordinary shares was 1,750.

Dividend Policy
Our Board of Directors declared dividends of $0.48 per ordinary share on February 7, 2024, April 11, 2024, September 5, 2024 and December 5, 2024. On February 6, 2025, our Board of Directors declared a dividend of $0.51 per ordinary share payable on March 31, 2025, to shareholders of record on March 14, 2025. We paid a total of $167.0 million in cash for dividends to ordinary shareholders during the year ended December 31, 2024. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions (including under the agreements governing our indebtedness) and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc ("ALLE-Ireland") which are unrelated to any GAAP reported amounts (e.g., retained earnings). As of December 31, 2024, we had distributable reserves of $3.8 billion. In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves, and the distribution or dividend does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Share Repurchase Authorization (000s)
October 1 - October 31	48	$140.64	48	$333,301
November 1 - November 30	307	140.83	307	290,024
December 1 - December 31	361	138.56	361	240,024
Total	716	$139.66	716	$240,024
Our Board of Directors has approved a share repurchase program (the "Share Repurchase Authorization") which authorizes the repurchase of up to, and including, $500 million of the Company's ordinary shares. The Share Repurchase Authorization does not have a prescribed expiration date and does not oblige the Company to acquire any particular amount of the Company's ordinary shares. Share repurchases may be made from time to time in open market, accelerated stock repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The timing and manner of any share repurchase and the actual number of ordinary shares repurchased will be determined at the discretion of management based on a variety of factors, including, among others, the Company’s stock price, corporate and regulatory requirements, and other general market and economic conditions. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Performance Graph
The annual changes for the five-year period shown below are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 31, 2019, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2024.

225
200
175
150
125
100
75
Index Value
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Period Ending
Allegion plc
S&P 500
S&P 400 Capital Goods

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Allegion plc	100.00	94.61	108.85	87.90	107.51	112.54
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 400 Capital Goods	100.00	119.84	153.00	137.67	189.57	218.59

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
Recent Developments
Business and Industry Trends and Outlook
In 2024, we delivered low-single-digit revenue growth in both our Allegion Americas and Allegion International segments, as well as operating margin expansion and strong cash flows from operations. We continued to execute our strategy of balanced capital allocation, evidenced by our acquisition activity, dividends paid and shares repurchased throughout the year.
Within our Allegion Americas segment, both the non-residential and residential businesses grew by a low single-digits percent compared to the prior year. Our Allegion International segment also grew by a low single-digits percent. We experienced a softening of demand within certain businesses in our Allegion International segment.
Electronic security products and solutions revenue declined by a low single-digit percent in 2024, as comparisons to the prior year were impacted by supply chain dynamics. We expect growth in global electronic security product and solutions to continue to outperform growth in mechanical products and solutions over the long-term, as end-users continue to adopt newer technologies in their facilities and homes.
We expect continued growth in 2025, and for the security products industry to benefit from increased concerns about safety and security and technology-driven innovation.
Global Trade and Macroeconomic Environment
In February 2025, the US government announced tariffs on imports from Mexico, Canada and China, countries from which we manufacture and/or import products and components. Subsequently, the tariffs on imports from Mexico and Canada were paused. We are evaluating the potential impact of these actions and considering what, if any, steps, including pricing actions, we take to mitigate the impact of the tariffs.
The demand trends and macroeconomic conditions discussed above and a number of other challenges and uncertainties that could affect our businesses are described under Part I, Item 1A, "Risk Factors."
2024 and 2023 Significant Events
Acquisitions
On February 1, 2024, we, through our subsidiaries, acquired 100% of Boss Door Controls, a door solutions provider in the United Kingdom. Boss Door Controls is reported in the Allegion International segment.
On March 4, 2024, we, through our subsidiaries, acquired 100% of Montajes electronicos Dorcas S.L. ("Dorcas"), a manufacturer of electromechanical access control solutions based in Spain. Dorcas is reported in the Allegion International segment.
On June 3, 2024, we, through our subsidiaries, acquired 100% of Krieger Specialty Products, LLC ("Krieger"), a manufacturer of high-performance special purpose doors and windows based in the United States. Krieger is reported in the Company's Allegion Americas segment.
On June 10, 2024, we, through our subsidiaries, acquired 100% of Unicel Architectural Corp. ("Unicel"), a manufacturer of advanced glass, timber and aluminum building solutions based in Canada. Unicel is reported in the Company's Allegion Americas segment.
On October 18, 2024, we, through its subsidiaries, acquired 100% of SOSS Door Hardware ("SOSS"), a manufacturer of premium hinges and door hardware based primarily in the United States. SOSS is reported in the Company's Allegion Americas segment.

On January 3, 2023, we, through our subsidiaries, acquired plano. group ("plano"), a SaaS workforce management solution business based in Germany. Plano is reported in our Allegion International segment.
2023 Impairment of Intangible Assets
As discussed in Note 7 to the Consolidated Financial Statements, the results of our 2023 impairment test indicated that the estimated fair value of two indefinite-lived trade names in our International segment were determined to be less than book value. Consequently, intangible asset impairment charges totaling $7.5 million were recorded in 2023 in our Allegion International segment. The impairments related to declines in volumes which reduced the brands' expected future cash flows.
Financing Activities
On May 20, 2024, we amended and restated our Credit Facilities which, among other things, (i) increased the total commitment on the Revolving Facility from $500.0 million to $750.0 million, (ii) extended the maturity of the Revolving Facility from November 18, 2026 to May 20, 2029, and (iii) transitioned the benchmark interest rate from the Bloomberg Short-Term Bank Yield Index (“BSBY”) to the Secured Overnight Financing Rate (“SOFR”) for the Credit Facilities.
On May 29, 2024, Allegion US Holding Company Inc. ("Allegion US Hold Co"), our wholly-owned subsidiary, issued $400.0 million principal amount of 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”). The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29, and mature on May 29, 2034.
Net proceeds from the 5.600% Senior Notes were used to repay the $400.0 million outstanding on our 3.200% Senior Notes due 2024 (the "3.200% Senior Notes") on October 1, 2024.
We incurred and deferred a total of $7.6 million of discounts and financing costs associated with amending and restating our Credit Facilities and issuing our 5.600% Senior Notes, which is being amortized to Interest expense over their respective terms.
Dividends and Share Repurchases
During 2024, we paid quarterly dividends of $0.48 per ordinary share to shareholders on record as of March 15, 2024, June 14, 2024, September 20, 2024, and December 17, 2024, for a total of $167.0 million, and repurchased approximately 1.6 million ordinary shares for approximately $220.0 million.
During 2023, we paid quarterly dividends of $0.45 per ordinary share to shareholders on record as of March 15, 2023, June 15, 2023, September 18, 2023, and December 18, 2023, for a total of $158.7 million, and repurchased approximately 0.5 million ordinary shares for approximately $59.9 million.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share amounts	2024	% of Net revenues	2023	% of Net revenues
Net revenues	$3,772.2		$3,650.8
Cost of goods sold	2,103.7	55.8%	2,069.3	56.7%
Selling and administrative expenses	887.8	23.5%	865.6	23.7%
Impairment of intangible assets	—	—%	7.5	0.2%
Operating income	780.7	20.7%	708.4	19.4%
Interest expense	102.0		93.1
Other income, net	(20.1)		(1.9)
Earnings before income taxes	698.8		617.2
Provision for income taxes	101.3		76.6
Net earnings	597.5		540.6
Less: Net earnings attributable to noncontrolling interests	—		0.2
Net earnings attributable to Allegion plc	$597.5		$540.4

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$6.82		$6.12
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the years presented and form the basis used by management to evaluate the financial performance of the business. For a discussion of our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K filed with the SEC on February 20, 2024.
Net Revenues
Net revenues for the year ended December 31, 2024, increased by 3.3%, or $121.4 million, as compared to the year ended December 31, 2023, due to the following:

Pricing	2.4%
Volume	(0.3)%
Acquisitions	1.3%
Currency exchange rates	(0.1)%
Total	3.3%
The increase in Net revenues was driven by improved pricing and the impact from acquisitions made during the year. These increases were partially offset by lower volumes and unfavorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Cost of Goods Sold
For the year ended December 31, 2024, Cost of goods sold as a percentage of Net revenues decreased to 55.8% from 56.7%, as compared to the year ended December 31, 2023, due to the following:

Pricing and productivity in excess of inflation and investment spending	(0.8)%
Volume / product mix	(0.1)%
Acquisitions	0.1%
Currency exchange rates	(0.1)%
Total	(0.9)%
Cost of goods sold as a percentage of Net revenues decreased primarily due to pricing and productivity, which exceeded the impacts from inflation and investment spending, favorable product mix and favorable foreign currency exchange rate movements. These decreases were partially offset by the impacts to gross margin associated with our acquired businesses.
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
Selling and Administrative Expenses
For the year ended December 31, 2024, Selling and administrative expenses as a percentage of Net revenues decreased to 23.5% from 23.7%, as compared to the year ended December 31, 2023, due to the following:

Inflation in excess of productivity and investment spending	0.1%
Volume leverage	0.1%
Acquisitions	(0.1)%
Restructuring / integration / acquisition expenses	(0.3)%
Total	(0.2)%
Selling and administrative expenses as a percentage of Net revenues decreased due to a year-over-year decrease in restructuring, integration, and acquisition expenses and the beneficial impacts from current and prior year acquisition activity. These decreases were partially offset by inflation in excess of productivity and investment spending, as well as the unfavorable impact of lower volumes.
Volume leverage represents the contribution margin related to changes in sales volume, excluding the impact of price, productivity, mix and inflation. Expenses related to increased head count for strategic initiatives, new facilities or significant spending for strategic initiatives or new product and channel development, are captured in investment spending in the table above.
Operating Income/Margin
Operating income for the year ended December 31, 2024, increased $72.3 million as compared to the year ended December 31, 2023, and Operating margin increased to 20.7% from 19.4%, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2023	$708.4	19.4%
Pricing and productivity in excess of inflation and investment spending	44.5	0.7%
Volume / product mix	(1.2)	—%
Currency exchange rates	1.9	0.1%
Acquisitions	10.0	—%
Restructuring / integration / acquisition expenses	9.6	0.3%
Impairment of intangible assets	7.5	0.2%
December 31, 2024	$780.7	20.7%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, favorable foreign currency exchange rate movements, the contributions from recent acquisition activity, a year-over-year decrease in restructuring, integration, and acquisition costs and impairment charges on intangible assets recorded in the prior year. These increases were partially offset by unfavorable volume/product mix.
The increase in Operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending, favorable foreign currency exchange rate movements, the year-over-year decrease in restructuring, integration and acquisition expenses, as well as the impairment charges recorded in the prior year.
Interest Expense
Interest expense for the year ended December 31, 2024, increased $8.9 million as compared to the year ended December 31, 2023, primarily due to higher outstanding indebtedness compared to the same period in the prior year.

Other Income, net
The components of Other income, net, for the years ended December 31 were as follows:

In millions	2024	2023
Interest income	$(20.5)	$(6.8)
Currency translation loss	2.2	3.9
Earnings and gains from the sale of equity method investments, net	(1.1)	(1.0)
Net periodic pension and postretirement benefit (income) cost, less service cost	(0.2)	1.0
Other (income) expense	(0.5)	1.0
Other income, net	$(20.1)	$(1.9)
For the year ended December 31, 2024, Other income, net, increased $18.2 million compared to 2023, primarily due to higher cash on hand and higher interest rates earned on deposits.
Provision for Income Taxes
For the year ended December 31, 2024, our effective tax rate was 14.5%, compared to 12.4% for the year ended December 31, 2023. The increase in the effective tax rate was primarily due to the enactment of Global Minimum Tax and the mix of income earned in higher tax rate jurisdictions.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net Earnings.
Segment Results of Operations - For the years ended December 31

In millions	2024	2023	% Change
Net revenues
Allegion Americas	$3,012.4	$2,913.6	3.4%
Allegion International	759.8	$737.2	3.1%
Total	$3,772.2	$3,650.8

Segment operating income
Allegion Americas	$816.2	$757.2	7.8%
Allegion International	66.3	58.1	14.1%
Total	$882.5	$815.3

Segment operating margin
Allegion Americas	27.1%	26.0%
Allegion International	8.7%	7.9%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door controls and door control systems, exit devices, doors, glass and door systems, accessories, electronic security products, access control systems and software and service solutions to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of an agreement with Stanley Black & Decker ("Stanley" is the property of Stanley Logistics L.L.C).

Net revenues
Net revenues for the year ended December 31, 2024, increased by 3.4%, or $98.8 million, as compared to the year ended December 31, 2023, due to the following:

Pricing	2.6%
Volume	(0.1)%
Acquisitions	1.0%
Currency exchange rates	(0.1)%
Total	3.4%
The increase in Net revenues was driven by improved pricing and the impact from our acquisitions made during the year. These increases were partially offset by slightly lower volumes and unfavorable foreign currency exchange rate movements.
Growth in Americas electronic security products and solutions is a metric monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products, and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. Net revenues from the sale of electronic products decreased by a low single-digits percent compared to 2023. In 2023, we experienced a low-twenties percent increase compared to 2022, driven by improvements around the availability of materials and components. We continue to believe electronic products are a long-term growth driver.
Operating income/margin
Segment operating income for the year ended December 31, 2024, increased $59.0 million, and Segment operating margin increased to 27.1% from 26.0% as compared to the year ended December 31, 2023, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2023	$757.2	26.0%
Pricing and productivity in excess of inflation and investment spending	46.4	0.9%
Volume / product mix	0.7	—%
Currency exchange rates	1.4	0.1%
Acquisitions	8.0	—%
Restructuring/ integration / acquisition expenses	2.5	0.1%
December 31, 2024	$816.2	27.1%
The increase in Segment operating income was primarily driven by pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix, favorable foreign currency exchange rate movements, operating income from our acquired businesses and a year-over-year decrease in restructuring, integration, and acquisition expenses.
The increase in Segment operating margin was driven by pricing and productivity improvements in excess of inflation and investment spending, favorable foreign currency exchange rate movements, and a year-over-year decrease in restructuring, integration and acquisition expenses.
Allegion International
Our Allegion International segment provides security products, services and solutions primarily throughout Europe, Asia and Oceania. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door controls and door control systems, exit devices, doors, electronic security products, access control systems, time and attendance and workforce productivity solutions, among other software and service solutions. This segment’s primary brands are AXA, CISA, Gainsborough, Interflex, and SimonsVoss.
Net revenues
Net revenues for the year ended December 31, 2024, increased by 3.1%, or $22.6 million, as compared to the year ended December 31, 2023, due to the following:

Pricing	1.5%
Volume	(1.1)%
Acquisitions	2.5%
Currency exchange rates	0.2%
Total	3.1%
The increase in Net revenues was driven by improved pricing, the impact from our acquisitions made during the year and favorable foreign currency exchange rate movements. These increases were partially offset by lower volumes.

A softening demand throughout parts of Europe, Asia and Oceania in 2024 has impacted several of our businesses. Macroeconomic conditions in certain markets continue to be weak and the U.S. dollar has strengthened against most foreign currencies, particularly in the fourth quarter of 2024. As such, we currently expect foreign currency translation to have a negative impact on revenues in 2025.
Operating income margin
Segment operating income for the year ended December 31, 2024, increased $8.2 million, and Segment operating margin increased to 8.7% from 7.9% as compared to the year ended December 31, 2023, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2023	$58.1	7.9%
Pricing and productivity in excess of inflation and investment spending	1.8	0.1%
Volume / product mix	(1.9)	(0.2)%
Currency exchange rates	0.5	0.1%
Acquisitions	2.0	0.1%
Restructuring/ integration / acquisition expenses	(1.7)	(0.2)%
Impairment of intangible assets	7.5	0.9%
December 31, 2024	$66.3	8.7%
The increases in Segment operating income and Segment operating margin were primarily driven by pricing and productivity improvements in excess of inflation and investment spending, favorable movements in foreign currency exchange rates, current year acquisition activity and impairment charges on intangible assets recorded in the prior year. These increases were partially offset by unfavorable volume/product mix and a year-over-year increase in restructuring, integration and acquisition expenses.

Liquidity and Capital Resources

Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from our operating activities, our unused availability under the Revolving Facility and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing us financial flexibility.
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of December 31, 2024, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused availability under the Revolving Facility, as of December 31, 2024, we expect cash flows from operations to be sufficient to maintain a sound financial position and liquidity and to meet our financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing availability under the Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the years ended December 31. For additional details, see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by operating activities	$675.0	$600.6
Net cash used in investing activities	(228.4)	(129.1)
Net cash used in financing activities	(394.5)	(298.7)
Operating activities: Net cash provided by operating activities for the year ended December 31, 2024, increased by $74.4 million compared to 2023, driven primarily by higher net earnings and improvements in working capital.
Investing activities: Net cash used in investing activities for the year ended December 31, 2024, increased by $99.3 million compared to 2023, primarily due to the acquisition activity in 2024 and a $7.9 million increase in capital expenditures compared to 2023. These increases were partially offset by a decrease in other investments compared to 2023.
Financing activities: Net cash used in financing activities for the year ended December 31, 2024, increased by $95.8 million compared to 2023. The change in cash used in financing activities was primarily due to an increase in cash used for share repurchases and dividend payments, partially offset by lower net repayments on debt compared to 2023.

Capitalization
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2024	2023
Term Facility	$212.5	$225.0
3.200% Senior Notes due 2024	—	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	—
Other debt	—	0.1
Total borrowings outstanding	2,012.5	2,025.1
Discounts and debt issuance costs, net	(13.0)	(10.1)
Total debt	1,999.5	2,015.0
Less current portion of long-term debt	21.9	412.6
Total long-term debt	$1,977.6	$1,602.4
We have an unsecured credit agreement in place, consisting of a $250.0 million term loan facility (the "Term Facility"), of which $212.5 million was outstanding at December 31, 2024, and a revolving credit facility (the "Revolving Facility" and, together with the Term Facility, the “Credit Facilities”), of which there was no balance outstanding at December 31, 2024. On May 20, 2024, we amended and restated the Credit Facilities which, among other things, (i) increased the total commitment on the Revolving Facility from $500.0 million to $750.0 million, (ii) extended the maturity of the Revolving Facility from November 18, 2026 to May 20, 2029, and (iii) transitioned the benchmark interest rate from the Bloomberg Short-Term Bank Yield Index (“BSBY”) to the Secured Overnight Financing Rate (“SOFR”) for the Credit Facilities.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $21.9 million due in 2025 and $190.6 million due in 2026. We repaid $12.5 million of principal on the Term Facility during the year ended December 31, 2024. Principal amounts repaid on the Term Facility may not be reborrowed. The Revolving Facility aggregate commitments of up to $750.0 million includes up to $100.0 million for the issuance of letters of credit. We had $18.5 million of letters of credit outstanding at December 31, 2024. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at our option, equal to either: (i) SOFR plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2024, our outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.582%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio as defined in the credit agreement. As of December 31, 2024, we were in compliance with all applicable covenants under the credit agreement, and we do not anticipate any potential concerns for at least the next 12 months.
As of December 31, 2024, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), and $400.0 million outstanding of our 5.600% Senior Notes (all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes, 3.500% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes all require semi-annual interest payments, and mature on October 1, 2027, October 1, 2029, July 1, 2032, and May 29, 2034, respectively.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At December 31, 2024, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions were required.
Scheduled future principal repayments on our outstanding indebtedness can be found in Note 9 to the Consolidated Financial Statements. Expected principal and interest payments related to our long-term indebtedness in 2025 amount to $21.9 million and approximately $95.0 million, respectively, given our current level of indebtedness and effective interest rates as of December 31, 2024.

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
Leases – We have numerous real estate and equipment leasing arrangements for which we are a lessee. See Note 11 to the Consolidated Financial Statements for further information as to the short and long-term lease liabilities included within the Consolidated Balance Sheets, as well as future minimum lease payments for 2025 and future years.
Defined Benefit Plans – Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by matching the characteristics of the plan assets to that of the plan liabilities. Global asset allocation decisions are based on a dynamic approach whereby a plan's allocation to fixed income assets increases as the funded status increases. We monitor plan funded status, asset allocation and the impact of market conditions on our defined benefit plans regularly in addition to investment manager performance. None of our defined benefit plans have experienced a significant impact on their liquidity due to volatility in the markets.
At December 31, 2024, we had net pension assets of $5.3 million, which consist of plan assets of $473.0 million and benefit obligations of $467.7 million. It is our objective to contribute to our pension plans in order to ensure adequate funds are available to make benefit payments to plan participants and beneficiaries when required. At December 31, 2024, the funded status of our U.S. pension plans decreased to 100.8% from 101.6% at December 31, 2023. The funded status for our non-U.S. pension plans increased to 101.4% at December 31, 2024 from 98.5% at December 31, 2023. The funded status for all of our pension plans at December 31, 2024 increased to 101.1% from 99.9% at December 31, 2023. We currently expect to contribute approximately $5 million to our plans worldwide in 2025.
Determining the costs and obligations associated with our defined benefit plans is dependent on various actuarial assumptions including discount rates, expected returns on plan assets, employee mortality and turnover rates. Changes in any of the assumptions can have an impact on the net periodic pension benefit cost. An estimated 0.5% rate decline in the discount rate would have increased net periodic pension benefit cost by approximately $0.4 million in 2024, while a 0.5% rate decline in the estimated return on assets would have increased net periodic pension benefit cost by approximately $2.2 million. For further details on defined benefit plan activity, see Note 12 to the Consolidated Financial Statements.
Income Taxes – At December 31, 2024, we have total unrecognized tax benefits for uncertain tax positions of $44.5 million and $9.2 million of related accrued interest and penalties, net of tax, although we are unable to reasonably estimate the timing over which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
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
Selected Condensed Statement of Comprehensive Income Information

	Year ended December 31, 2024
In millions	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—
Gross profit	—	—
Operating loss	(7.8)	(0.1)
Equity earnings in affiliates, net of tax	669.6	421.4
Transactions with related parties and subsidiaries(a)	(31.4)	(87.3)
Net earnings	597.5	311.4
Net earnings attributable to the entity	597.5	311.4
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	December 31, 2024
In millions	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.1	$932.8
Total current assets	10.0	954.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,296.5
Total noncurrent assets	1,792.9	1,399.7
Current liabilities:
Amounts due to related parties and subsidiaries	$12.1	$801.4
Total current liabilities	48.0	824.2
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	472.4	2,756.6
Total noncurrent liabilities	1,061.1	4,145.8

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
•Indefinite-lived intangible assets – Similar to goodwill, indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate the fair value of the asset is, more likely than not, less than its carrying amount. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. The critical assumptions utilized in our annual impairment analysis for indefinite-lived intangible assets include our estimates of revenue growth rate, royalty rates and discount rates, which often differ amongst our various indefinite-lived assets. We assess the appropriateness of each royalty rate assumption annually, based on our assessment of observable market royalty rates and an analysis of the profitability of the primary business that owns or otherwise uses the indefinite-lived asset. Discount rate assumptions typically consider the discount rate conclusions for the reporting unit in which an underlying business operates, plus an incremental spread, where appropriate, to consider size, country or other company-specific risk. A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values.
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
•Business combinations – The accounting for business combinations involves a considerable amount of judgment and estimation, including the identification of and fair values determined for acquired intangible assets, which typically include trade names, customer relationships and completed technologies. The determination of fair values of acquired intangible assets involves projections of future revenues and cash flows that are either discounted at an estimated discount rate or measured at an estimated royalty rate; fair values of other acquired assets and assumed liabilities, including potential contingent consideration; and the useful lives of the acquired assets. Due to the level of judgment and estimation required, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating fair values of acquired tangible and intangible assets and assumed liabilities. An income approach or market approach (or both) is utilized in accordance with accepted valuation models to determine fair value. The determination of fair value of acquired assets typically requires the use of assumptions that include projections developed using historical information, internal forecasts, available industry and market data, estimates of revenue growth rates, profitability, customer attrition and discount and royalty rates, which are estimated at the time of acquisition, considering the perspective of marketplace participants. While we believe expectations and assumptions utilized for historical business combinations have been reasonable, they are inherently uncertain, and unanticipated market or macroeconomic events and circumstances occasionally do occur, and may occur in the future, which could affect the accuracy and validity of such assumptions.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2024, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $3.4 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We purchase a wide range of raw material, including steel, zinc, brass and other non-ferrous metals, and are exposed to volatility in the prices of these and other commodities used in our products. We use fixed price contracts to manage this exposure where appropriate. We do not have committed commodity derivative instruments in place at December 31, 2024. However, an increase in commodity prices could result in lower gross profit.
Interest Rate Exposure
Of our total outstanding indebtedness of $2.0 billion as of December 31, 2024, approximately 89% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates. However, outstanding borrowings under the Credit Facilities accrue variable rate interest at our option of (i) a Secured Overnight Financing Rate ("SOFR") plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2024, the outstanding borrowings of $212.5 million under the Credit Facilities accrue interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.582%. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. We have $18.5 million of letters of credit outstanding and unused availability of $731.5 million under the Revolving Facility as of December 31, 2024. A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Credit Facilities would increase our interest expense over the next twelve months by $2.1 million based on the balances outstanding for these borrowings as of December 31, 2024. If the SOFR or other applicable base rates of the Credit Facilities increase in the future, our Interest expense could increase.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 18, 2025, are presented following Item 16 of this Annual Report on Form 10-K.
Consolidated Financial Statements:
Report of independent registered public accounting firm (PCAOB ID 238)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets at December 31, 2024 and 2023
For the years ended December 31, 2024, 2023 and 2022:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the information contained under the headings "Proposal 1. Election of Directors" and "Corporate Governance" in the Proxy Statement.
The Company has adopted an Insider Trading Policy that restricts transactions in the Company’s securities by its directors, officers, employees, agents, consultants and advisors and their related persons while such persons are in the possession of material non-public information. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information contained under the headings "Corporate Governance - Compensation of Directors," "Compensation Discussion and Analysis" and "Executive Compensation" in the Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation - Equity Compensation Plan Information" in the Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the information contained under the headings "Corporate Governance" in the Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the heading ""Proposal 3. Approval of Appointment of Independent Registered Public Accounting Firm and Authorization to Set Independent Registered Public Accounting Firm’s Remuneration for Fiscal 2025–Fees of the Independent Registered Public Accounting Firm" in the Proxy Statement.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.3	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.4	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.4) (File No. 001-35971).

4.5	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed September 27, 2019 (File No. 001-35971).

4.6	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed September 27, 2019 (included in Exhibit 4.2) (File No. 001-35971).

4.7	Fourth Supplemental Indenture, dated as of June 22, 2022, among Allegion plc, Allegion US Holding Company Inc., and Computershare Trust Company, N.A. as successor to Wells Fargo Bank National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed June 22, 2022 (File No. 001-35971).

4.8	Form of Global Note representing the 5.411% Senior Notes due 2032.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed June 22,2022 included in Exhibit 4.2) (File No. 001-35971).

4.9	Indenture, dated as of May 29, 2024, among Allegion US Holding Company Inc., Allegion plc, and U.S, Bank Trust Company, National Association.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed May 29, 2024 (File No. 001-35971).

4.10	First Supplemental Indenture, dated as of May 29, 2024, among Allegion plc, Allegion US Holding Company Inc. and U.S, Bank Trust Company, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed May 29, 2024 (File No. 001-35971).

4.11	Form of Global Note representing the 5.600% Senior Notes due 2034.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed May 29, 2024 (File No. 001-35971).

4.12	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.1	Form of Separation Agreement and Release. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Amended and Restated Credit Agreement, dated as of May 20, 2024.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed May 20, 2024 (File No. 001-35971).

10.5	2023 Incentive Stock Plan. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on July 26, 2023, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan. *	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan. *	Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.8	Elected Officer Supplemental Program. *	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program. *	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan. *	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan. *	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.14	Timothy P. Eckersley Offer Letter, dated March 3, 2021. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 10, 2021 (File No. 001-35971).

10.15	Robert C. Martens Offer Letter, dated December 9, 2019. *	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the SEC on April 25, 2024 (File No. 001-35971).

10.16	Form of Allegion plc Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.17	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Annual Incentive Plan. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.20	Change in Control Severance Plan. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Form of Global Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.22	Form of Global Stock Option Award Agreement. *	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.23	Form of Global Performance Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on July 26, 2023 (File No. 001-35971).

10.25	Share Purchase Agreement dated June 26, 2015 between SimonsVoss Luxco S.à r.l., SimonsVoss Co-Invest GmbH & Co. KG, Mr Frank Rövekamp and Allegion Luxembourg Holding & Financing S.à r.l.	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on July 30, 2015 (File No. 001-35971).

10.26	Michael J. Wagnes Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.27	John H. Stone Offer Letter, dated May 24, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 31, 2022 (File No. 001-35971).

10.28	David S. Ilardi Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.39 of the Company's Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971)

10.29	Transaction Agreement, dated as of April 22, 2022, by and between Allegion US Holding Company Inc. Stanley Black & Decker, Inc., Stanley Black & Decker Canada Corporation, various entities thereto and Stanley Access Technologies LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 22, 2022 (File No. 001-35971).

19.1	Insider Trading Policy	Filed herewith.

21.1	List of subsidiaries of Allegion plc.	Filed herewith.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

97	SEC Rule 10D-1 Clawback Policy.	Incorporated by reference to Exhibit 97 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ John H. Stone
John H. Stone
Chief Executive Officer
Date:	February 18, 2025

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Stone	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
(John H. Stone)

/s/ Michael J. Wagnes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2025
(Michael J. Wagnes)

/s/ Nickolas A. Musial	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
(Nickolas A. Musial)

/s/ Lauren B. Peters	Chair of the Board	February 18, 2025
(Lauren B. Peters)

/s/ Kirk S. Hachigian	Director	February 18, 2025
(Kirk S. Hachigian)

/s/ Susan L. Main	Director	February 18, 2025
(Susan L. Main)

/s/ Steven C. Mizell	Director	February 18, 2025
(Steven C. Mizell)

/s/ Nicole Parent Haughey	Director	February 18, 2025
(Nicole Parent Haughey)

/s/ Ellen Rubin	Director	February 18, 2025
(Ellen Rubin)

/s/ Gregg C. Sengstack	Director	February 18, 2025
(Gregg C. Sengstack)

/s/ Dev Vardhan	Director	February 18, 2025
(Dev Vardhan)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allegion plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 20 to the consolidated financial statements, the Company has two principal revenue streams, tangible product sales and services and software. For the year ended December 31, 2024, the Company’s net revenues were $3,772.2 million. Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. Product sales involve contracts with a single performance obligation. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Services and software offerings include inspection, maintenance and repair, aftermarket, design and installation and locksmith services, as well as on-premise, software maintenance and software as a service solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue related to services is recognized when the service based performance obligations are satisfied.
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
February 18, 2025

We have served as the Company’s auditor since 2013.

Allegion plc
Consolidated Statements of Comprehensive Income
In millions, except per share amounts

For the years ended December 31,	2024	2023	2022
Net revenues	$3,772.2	$3,650.8	$3,271.9
Cost of goods sold	2,103.7	2,069.3	1,949.5
Selling and administrative expenses	887.8	865.6	736.0
Impairment of intangible assets	—	7.5	—
Operating income	780.7	708.4	586.4
Interest expense	102.0	93.1	75.9
Loss on divestitures	—	—	7.6
Other income, net	(20.1)	(1.9)	(11.6)
Earnings before income taxes	698.8	617.2	514.5
Provision for income taxes	101.3	76.6	56.2
Net earnings	597.5	540.6	458.3
Less: Net earnings attributable to noncontrolling interests	—	0.2	0.3
Net earnings attributable to Allegion plc	$597.5	$540.4	$458.0
Amounts attributable to Allegion plc ordinary shareholders:
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings:	$6.85	$6.15	$5.20
Diluted net earnings:	$6.82	$6.12	$5.19

Net earnings	$597.5	$540.6	$458.3
Other comprehensive (loss) income, net of tax:
Currency translation	(74.2)	33.6	(76.2)
Cash flow hedges:
Unrealized net gains arising during period	2.7	0.4	5.7
Net gains reclassified into earnings	(0.7)	(1.4)	(0.3)
Tax (expense) benefit	(0.7)	0.5	(0.2)
Total cash flow hedges, net of tax	1.3	(0.5)	5.2
Defined benefit plan adjustments:
Prior service costs and net actuarial losses, net	(4.4)	(9.4)	(38.7)
Amortization reclassified into earnings	4.6	4.1	0.5
Settlements/curtailments reclassified into earnings	0.1	0.4	—
Currency translation and other	2.9	(5.4)	7.7
Tax (expense) benefit	(0.4)	1.5	9.4
Total defined benefit plan adjustments, net of tax	2.8	(8.8)	(21.1)
Other comprehensive (loss) income, net of tax	(70.1)	24.3	(92.1)
Total comprehensive income, net of tax	527.4	564.9	366.2
Less: Total comprehensive income (loss) attributable to noncontrolling interests	—	0.2	(0.4)
Total comprehensive income attributable to Allegion plc	$527.4	$564.7	$366.6

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$503.8	$468.1
Accounts and notes receivable, net	418.9	412.8
Inventories	423.0	438.5
Current tax receivable	29.8	8.9
Other current assets	46.8	32.6
Total current assets	1,422.3	1,360.9
Property, plant and equipment, net	385.3	358.1
Goodwill	1,489.4	1,443.1
Intangible assets, net	569.0	572.8
Deferred and noncurrent income taxes	331.4	292.9
Other noncurrent assets	290.4	283.7
Total assets	$4,487.8	$4,311.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$258.0	$259.2
Accrued compensation and benefits	117.6	134.8
Accrued expenses and other current liabilities	275.4	258.2
Current tax payable	24.0	14.9
Short-term borrowings and current maturities of long-term debt	21.9	412.6
Total current liabilities	696.9	1,079.7
Long-term debt	1,977.6	1,602.4
Postemployment and other benefit liabilities	39.1	44.1
Deferred and noncurrent income taxes	97.9	93.6
Other noncurrent liabilities	175.6	173.4
Total liabilities	2,987.1	2,993.2
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (86,254,744 and 87,504,673 shares issued and outstanding at December 31, 2024 and 2023, respectively)	0.9	0.9
Capital in excess of par value	—	—
Retained earnings	1,831.4	1,578.9
Accumulated other comprehensive loss	(331.6)	(261.5)
Total equity	1,500.7	1,318.3
Total liabilities and equity	$4,487.8	$4,311.5

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Equity
In millions, except per share amounts

		Allegion plc shareholders' equity
	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
		Amount	Shares
Balance at December 31, 2021	$762.4	$0.9	88.2	$—	$952.6	$(194.4)	$3.3
Net earnings	458.3	—	—	—	458.0	—	0.3
Other comprehensive loss, net	(92.1)	—	—	—	—	(91.4)	(0.7)
Repurchase of ordinary shares	(61.0)	—	(0.5)	(7.5)	(53.5)	—	—
Share-based compensation activity	21.4	—	0.2	21.4	—	—	—
Dividends declared to noncontrolling interests	(0.2)	—	—	—	—	—	(0.2)
Cash dividends declared ($1.64 per share)	(144.3)	—	—	—	(144.3)	—	—
Balance at December 31, 2022	944.5	0.9	87.9	13.9	1,212.8	(285.8)	2.7
Net earnings	540.6	—	—	—	540.4	—	0.2
Other comprehensive income, net	24.3	—	—	—	—	24.3	—
Repurchase of ordinary shares	(59.9)	—	(0.5)	(41.3)	(18.6)	—	—
Share-based compensation activity	27.0	—	0.1	27.0	—	—	—
Acquisition/divestiture of noncontrolling interest	(0.1)	—	—	0.4	2.3	—	(2.8)
Dividends declared to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Cash dividends declared ($1.80 per share)	(158.0)	—	—	—	(158.0)	—	—
Balance at December 31, 2023	1,318.3	0.9	87.5	—	1,578.9	(261.5)	—
Net earnings	597.5	—	—	—	597.5	—	—
Other comprehensive loss, net	(70.1)	—	—	—	—	(70.1)	—
Repurchase of ordinary shares	(220.0)	—	(1.6)	(42.0)	(178.0)	—	—
Share-based compensation activity	27.3	—	—	27.3	—	—	—
Shares issued under incentive stock plans	14.7	—	0.4	14.7	—	—	—
Cash dividends declared ($1.92 per share)	(167.0)	—	—	—	(167.0)	—	—
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)	$—

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net earnings	$597.5	$540.6	$458.3
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	119.0	111.6	97.9
Impairment of intangible assets	—	7.5	—
Loss on divestitures	—	—	7.1
Share-based compensation	28.2	26.4	24.5
Unrealized losses on investments, net	1.0	0.8	0.2
Deferred income taxes	(44.2)	(67.7)	(71.3)
Other items	(2.4)	(0.8)	12.6
Changes in other assets and liabilities:
Accounts and notes receivable	(6.7)	(11.9)	(53.4)
Inventories	16.7	44.6	(61.7)
Accounts payable	3.6	(33.6)	2.5
Other assets and liabilities	(37.7)	(16.9)	42.8
Net cash provided by operating activities	675.0	600.6	459.5
Cash flows from investing activities:
Capital expenditures	(92.1)	(84.2)	(64.0)
Acquisition of and equity investments in businesses, net of cash acquired	(137.2)	(31.7)	(923.1)
Other investing activities, net	0.9	(13.2)	(7.0)
Net cash used in investing activities	(228.4)	(129.1)	(994.1)
Cash flows from financing activities:
Debt repayments	(413.3)	(12.6)	(12.6)
Proceeds from Revolving Facility	—	30.0	340.0
Repayments of Revolving Facility	—	(99.0)	(271.0)
Proceeds from issuance of Senior Notes	400.0	—	600.0
(Repayments of) proceeds from debt, net	(13.3)	(81.6)	656.4
Debt financing costs	(7.6)	—	(10.2)
Dividends paid to ordinary shareholders	(167.0)	(158.7)	(143.9)
Proceeds from exercise of stock options	14.7	1.3	(3.3)
Repurchase of ordinary shares	(220.0)	(59.9)	(61.0)
Other financing activities, net	(1.3)	0.2	(1.0)
Net cash (used in) provided by financing activities	(394.5)	(298.7)	437.0
Effect of exchange rate changes on cash and cash equivalents	(16.4)	7.3	(12.3)
Net increase (decrease) in cash and cash equivalents	35.7	180.1	(109.9)
Cash and cash equivalents – beginning of period	468.1	288.0	397.9
Cash and cash equivalents – end of period	$503.8	$468.1	$288.0

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
Accounts and Notes Receivable, Net: Receivables consist of billed receivables which are currently due from customers. The Company provides for an allowance for doubtful accounts and notes receivable, which represents the best estimate of expected lifetime credit losses inherent in the Company’s accounts and notes receivable portfolios. The Company's estimates are influenced by a continuing credit evaluation of customers' financial condition, trade accounts and notes receivable aging and historical loss experience, as well as reasonable and supportable forecasts of future economic conditions. The Company has reserved $20.2 million and $14.0 million for doubtful accounts and notes receivable as of December 31, 2024 and 2023, respectively.
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
Investments: The Company periodically invests in debt or equity securities of start-up companies and/or development stage technology or other companies without acquiring a controlling interest. The Company applies the equity method of accounting when the Company has the ability to exercise significant influence over the operating and financial decision making of the investee. Investments in equity method affiliates totaled $13.7 million and $12.7 million as of December 31, 2024 and 2023, respectively. Equity investments that have readily determinable fair values in which the Company does not have significant influence are measured at fair value, with any unrealized holding gains and losses being recorded to earnings. Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and are qualitatively assessed for impairment indicators each reporting period. Investments in debt and equity securities not accounted for under the equity method of accounting totaled $66.9 million and $65.8 million as of December 31, 2024 and 2023, respectively. The Company's investments are recorded within Other noncurrent assets within the Consolidated Balance Sheets.
Leases: As a lessee, the Company categorizes its leases into two general categories: real estate and equipment leases. The Company's real estate leases include leased production and assembly facilities, warehouses and distribution centers and office space, while the Company's equipment leases primarily include vehicles, material handling and other equipment utilized in the Company's facilities, laptops and other IT equipment. The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company assesses the specific terms and conditions of each lease to determine the appropriate classification as either an operating or finance lease and the lease term. Substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. If at lease commencement date, a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company does not include the lease as part of its ROU asset or lease liability. If the Company enters into a large number of leases in the same month with the same terms and conditions, these are considered a group (portfolio). There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by any leases to which the Company is a party.
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
Intangible assets such as completed technologies, patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	21	years
Trade names (finite-lived)	15	years
Completed technologies/patents	12	years
Other	3	years
Recoverability of intangible assets with finite useful lives is assessed in the same manner as property, plant and equipment, as described above.
Business Combinations: The fair value of consideration paid in a business combination is allocated to the tangible and identifiable intangible assets acquired, liabilities assumed and goodwill using the acquisition method of accounting. Acquired intangible assets typically include trade names, customer relationships and completed technologies. The accounting for business combinations involves a considerable amount of judgment and estimation, and as a result, for significant acquisitions the Company normally obtains the assistance of a third-party valuation specialist in estimating fair values of acquired tangible and intangible assets and assumed liabilities. The allocation of consideration paid to assets acquired and liabilities assumed may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Any contingent consideration is recorded at the estimated fair value as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in the Consolidated Statements of Comprehensive Income. Business acquisition and integration costs are expensed as incurred.
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
Cash paid for income taxes, net of refunds, for the years ended December 31, 2024, 2023 and 2022 was $158.3 million, $157.9 million and $81.7 million, respectively.
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
Revenue Recognition: Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. The Company has two principal revenue streams, tangible product sales and services and software. Product sales involve contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Services and software offerings include inspection, maintenance and repair, aftermarket, design and installation and locksmith services, as well as on-premise, software maintenance and software as a service ("SaaS") solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue related to services is recognized when the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets any established criteria. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. Revenue from on-premise software solutions are recognized at the point in time when the customer can benefit from the software, which generally aligns with the beginning of the license period.
Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products or providing the services and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction to Net revenues and as a contra receivable. At December 31, 2024 and 2023, the Company had a reserve for customer claims of $56.2 million and $52.8 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. At December 31, 2024 and 2023, the Company had a sales incentive accrual of $62.8 million and $55.7 million, respectively. These estimates are reviewed regularly for accuracy, and if updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known.
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
Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred. For the years ended December 31, 2024, 2023 and 2022, expenses related to research and development activities amounted to approximately $112.7 million, $101.9 million and $74.5 million, respectively, and primarily consisted of salaries, wages, benefits, facility costs and other overhead expenses.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this ASU retrospectively on December 31, 2024. Refer to Note 22, Business Segment Information for the inclusion of the new required disclosures.

Recently Issued Accounting Pronouncements:
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This ASU also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. This guidance will be effective for the annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis, but retrospective application is permitted. This ASU will likely result in additional required disclosures in the Company's Consolidated Financial Statements once adopted.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU will likely result in additional required disclosures in the Company's Consolidated Financial Statements once adopted.
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
On March 4, 2024, the Company, through its subsidiaries, acquired 100% of Montajes electronicos Dorcas S.L. ("Dorcas"), a manufacturer of electromechanical access control solutions based in Spain. Dorcas is reported in the Company's Allegion International segment.
On June 3, 2024, the Company, through its subsidiaries, acquired 100% of Krieger Specialty Products, LLC ("Krieger"), a manufacturer of high-performance special purpose doors and windows based in the United States. Krieger is reported in the Company's Allegion Americas segment.
On June 10, 2024, the Company, through its subsidiaries, acquired 100% of Unicel Architectural Corp. ("Unicel"), a manufacturer of advanced glass, timber and aluminum building solutions based in Canada. Unicel is reported in the Company's Allegion Americas segment.
On October 18, 2024, the Company, through its subsidiaries, acquired 100% of SOSS Door Hardware ("SOSS"), a manufacturer of premium hinges and door hardware based primarily in the United States. SOSS is reported in the Company's Allegion Americas segment.
The aggregate consideration for acquisitions was approximately $147.5 million (net of cash acquired), which includes the fair value of future consideration to be paid, including contingent consideration, which the Company estimates to be approximately $10.3 million. The acquisitions were accounted for as business combinations and were funded with available cash on hand. The Company has included the financial results of the acquisitions in its Consolidated Financial Statements from the respective acquisition dates. Pro forma financial information for the years ended December 31, 2024 and December 31, 2023 is not material to the Consolidated Financial Statements.
The following table summarizes the allocation of the aggregate purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the respective acquisition dates:

In millions
Net working capital	$10.2
Property, plant and equipment and other noncurrent assets	4.1
Goodwill	74.7
Intangible assets	70.5
Other noncurrent liabilities	(12.0)
Total net assets acquired and liabilities assumed	$147.5
The valuations of assets acquired and liabilities assumed had not yet been finalized as of December 31, 2024, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations will occur no later than one year from the respective acquisition dates as required by GAAP.
Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of goodwill resulting from these acquisitions is not deductible for tax purposes.
Intangible assets recognized as of the acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted Average Useful life (in years)
Completed technologies/patents	$14.3	15
Customer relationships	30.6	16
Trade names (finite-lived)	15.3	15
Backlog revenue	10.3	1
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
During the years ended December 31, 2024, 2023 and 2022, the Company incurred $11.4 million, $21.0 million and $30.5 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Consolidated Statements of Comprehensive Income.

NOTE 4 – INVENTORIES
At December 31, the major classes of Inventories were as follows:

In millions	2024	2023
Raw materials	$196.9	$218.4
Work-in-process	48.2	41.6
Finished goods	177.9	178.5
Total	$423.0	$438.5

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2024	2023
Land	$18.5	$19.1
Buildings	186.3	183.0
Machinery and equipment	514.6	489.3
Software	201.5	183.8
Construction in progress	90.7	86.2
Total property, plant and equipment	1,011.6	961.4
Accumulated depreciation	(626.3)	(603.3)
Property, plant and equipment, net	$385.3	$358.1
Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $52.2 million, $47.3 million and $45.7 million, which includes amounts for software depreciation of $14.5 million, $12.9 million and $12.3 million, respectively.

NOTE 6 – GOODWILL
The changes in the carrying amount of Goodwill were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2022	$1,128.1	$285.0	$1,413.1
Acquisitions and adjustments	(3.7)	23.0	19.3
Currency translation	2.3	8.4	10.7
December 31, 2023	1,126.7	316.4	1,443.1
Acquisitions and adjustments	69.1	5.6	74.7
Currency translation	(9.9)	(18.5)	(28.4)
December 31, 2024	$1,185.9	$303.5	$1,489.4
(1) Accumulated impairment for the International segment was $573.6 million as of December 31, 2024, 2023, and 2022 respectively. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the years ended December 31, 2024, 2023 and 2022.

NOTE 7 – INTANGIBLE ASSETS
At December 31, the gross amount of the Company's intangible assets and related accumulated amortization were as follows:

	2024			2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$76.6	$(41.7)	$34.9	$64.5	$(36.9)	$27.6
Customer relationships	542.7	(201.5)	341.2	535.3	(185.2)	350.1
Trade names (finite-lived)	151.3	(91.4)	59.9	142.2	(79.3)	62.9
Other	91.8	(59.9)	31.9	75.3	(47.5)	27.8
Total finite-lived intangible assets	862.4	$(394.5)	467.9	817.3	$(348.9)	468.4
Trade names (indefinite-lived)	101.1		101.1	104.4		104.4
Total	$963.5		$569.0	$921.7		$572.8
Intangible asset amortization expense for the years ended December 31, 2024, 2023 and 2022, was $63.9 million, $61.7 million and $49.4 million, respectively.
Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $61.9 million for 2025, $52.1 million for 2026, $45.1 million for 2027, $36.7 million for 2028 and $34.4 million for 2029.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy, the Company performs its annual impairment test in the fourth quarter of each year or whenever there is a significant change in events or circumstances that indicate the fair value of an indefinite-lived intangible asset is more likely than not less than its carrying amount. In 2023, based on these tests, it was determined that two of the Company's indefinite-lived trade names in the International segment were impaired, and an impairment charge of $7.5 million was recorded. The impairment related to declines in volumes which reduced the brands' expected future cash flows. Intangible asset impairment charges are included in Impairment of intangible assets in the Consolidated Statements of Comprehensive Income. No intangible asset impairment charges were recorded in either of the years ended December 31, 2024 or 2022.

NOTE 8 - DIVESTITURES
In September 2022, the Company sold Milre Systek Co. Ltd. in South Korea for an immaterial amount. As a result of the sale, the Company recorded a Loss on divestiture of $7.6 million, of which $1.6 million related to the reclassification of accumulated foreign currency translation adjustments to earnings upon sale.

NOTE 9 – DEBT AND CREDIT FACILITIES
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2024	2023
Term Facility	$212.5	$225.0
3.200% Senior Notes due 2024	—	400.0
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	—
Other debt	—	0.1
Total borrowings outstanding	2,012.5	2,025.1
Discounts and debt issuance costs, net	(13.0)	(10.1)
Total debt	1,999.5	2,015.0
Less current portion of long-term debt	21.9	412.6
Total long-term debt	$1,977.6	$1,602.4
Unsecured Credit Facilities
The Company has an unsecured credit agreement in place, consisting of a $250.0 million term loan facility (the “Term Facility”), of which $212.5 million was outstanding at December 31, 2024, and a revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which there was no balance outstanding as of December 31, 2024. On May 20, 2024, the Company amended and restated the Credit Facilities which, among other things, (i) increased the total commitment on the Revolving Facility from $500.0 million to $750.0 million, (ii) extended the maturity of the Revolving Facility from November 18, 2026 to May 20, 2029, and (iii) transitioned the benchmark interest rate from the Bloomberg Short-Term Bank Yield Index (“BSBY”) to the Secured Overnight Financing Rate (“SOFR”) for the Credit Facilities.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $21.9 million due in 2025 and $190.6 million due in 2026. The Company repaid $12.5 million of principal on the Term Facility during the year ended December 31, 2024. Principal amounts repaid on the Term Facility may not be reborrowed. The Company may voluntarily prepay outstanding amounts under the Term Facility at any time without premium or penalty, subject to customary breakage costs.
The Revolving Facility provides aggregate commitments of up to $750.0 million, which includes up to $100.0 million for the issuance of letters of credit. The Company had $18.5 million and $18.4 million of letters of credit outstanding at December 31, 2024 and 2023, respectively. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.090% and 0.200% per year, depending on the Company's credit ratings, as well as certain other fees.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, of (i) a SOFR plus an applicable margin, or (ii) a base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company's credit ratings. At December 31, 2024, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.582%. The credit agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of December 31, 2024, the Company was in compliance with all applicable covenants under the credit agreement.

Senior Notes
On May 29, 2024, Allegion US Hold Co issued $400.0 million principal amount of its 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”). The Company repaid the $400.0 million balance on the 3.200% Senior Notes on October 1, 2024.
As of December 31, 2024, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of the 5.600% Senior Notes, and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness.
Future Repayments
Future required principal payments on indebtedness as of December 31, 2024 were as follows:

In millions
2025	$21.9
2026	190.6
2027	400.0
2028	—
2029	400.0
Thereafter	1,000.0
Total	$2,012.5
Cash paid for interest for the years ended December 31, 2024, 2023 and 2022 was $100.3 million, $92.0 million and $56.9 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $167.2 million and $175.4 million at December 31, 2024 and 2023, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 13), nor the balances included in Accumulated other comprehensive loss, were material as of December 31, 2024 and 2023. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other Comprehensive (loss) income during any of the years ended December 31, 2024, 2023 or 2022, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At December 31, 2024, the maximum term of the Company's currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 11 - LEASES
Total lease expense for the years ended December 31, 2024, 2023 and 2022, was $64.2 million, $60.9 million and $48.9 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. Lease expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $15.9 million, $16.9 million and

$9.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022. No material lease costs have been capitalized on the Consolidated Balance Sheets as of December 31, 2024 or 2023.
Amounts included within the Consolidated Balance Sheets related to the Company's ROU asset and lease liability were as follows:

		December 31, 2024			December 31, 2023
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$107.1	$40.6	$147.7	$114.7	$33.4	$148.1
Lease liability - current	Accrued expenses and other current liabilities	19.8	16.9	36.7	18.7	15.0	33.7
Lease liability - noncurrent	Other noncurrent liabilities	91.0	23.5	114.5	98.9	18.4	117.3

Other information:
Weighted-average remaining term (years)		11.2	2.9		11.6	2.7
Weighted-average discount rate		5.2%	5.8%		5.0%	4.4%
The following table summarizes additional information related to the Company's leases for the years ended December 31:

	2024			2023
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$25.3	$23.0	$48.3	$24.2	$19.8	$44.0
ROU assets obtained in exchange for new lease liabilities	12.1	20.5	32.6	64.7	18.8	83.5
Future Repayments
Future minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the next five years and thereafter as of December 31, 2024, were as follows:

In millions	2025	2026	2027	2028	2029	Thereafter	Total
Real estate leases	$25.0	$21.1	$17.0	$11.4	$8.1	$69.4	$152.0
Equipment leases	18.7	12.8	7.4	4.0	1.0	—	43.9
Total	$43.7	$33.9	$24.4	$15.4	$9.1	$69.4	$195.9
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of December 31, 2024, is due to imputed interest of $44.7 million.

NOTE 12 – DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit plans to eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The following table details information regarding the Company’s defined benefit plans at December 31:

	U.S.		NON-U.S.
In millions	2024	2023	2024	2023
Change in benefit obligations:
Benefit obligation at beginning of year	$240.6	$247.7	$271.8	$255.1
Service cost	2.0	0.9	3.3	1.5
Interest cost	11.6	12.1	12.0	12.5
Employee contributions	—	—	0.3	0.3
Amendments	—	—	(0.1)	(0.1)
Actuarial (gains) losses	(11.1)	10.9	(21.3)	2.8
Benefits paid	(15.6)	(14.6)	(13.6)	(13.3)
Currency translation	—	—	(7.4)	14.8
Curtailments and settlements	—	(15.9)	(0.9)	(1.8)
Other, including expenses paid	(1.6)	(0.5)	(2.3)	—
Benefit obligation at end of year	$225.9	$240.6	$241.8	$271.8
Change in plan assets:
Fair value at beginning of year	$244.4	$242.3	$267.7	$248.4
Actual return on plan assets	0.4	18.3	(6.4)	17.1
Company contributions	0.2	15.9	5.0	5.0
Employee contributions	—	—	0.3	0.3
Benefits paid	(15.6)	(14.6)	(13.6)	(13.3)
Currency translation	—	—	(4.7)	13.8
Curtailment and settlements	—	(15.9)	(0.9)	(1.8)
Other, including expenses paid	(1.6)	(1.6)	(2.2)	(1.8)
Fair value of assets at end of year	$227.8	$244.4	$245.2	$267.7
Funded status:
Plan assets exceeding (less than) benefit obligations	$1.9	$3.8	$3.4	$(4.1)
Amounts included in the balance sheet:
Other noncurrent assets	$7.1	$8.4	$26.4	$19.7
Accrued compensation and benefits	(0.3)	—	(1.2)	(1.3)
Postemployment and other benefit liabilities	(4.9)	(4.6)	(21.8)	(22.5)
Net amount recognized	$1.9	$3.8	$3.4	$(4.1)
It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting or tax requirements in certain jurisdictions. As of December 31, 2024, approximately 5% of the Company's projected benefit obligation relates to plans that are not funded, of which the majority are non-U.S. plans.
The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2022	$(0.5)	$(34.0)	$(34.5)
Current year changes recorded to Accumulated other comprehensive loss	—	(7.6)	(7.6)
Amortization reclassified to earnings	0.1	0.7	0.8
Settlements/curtailments reclassified to earnings	—	0.1	0.1
December 31, 2023	$(0.4)	$(40.8)	$(41.2)
Current year changes recorded to Accumulated other comprehensive loss	—	(3.6)	(3.6)
Amortization reclassified to earnings	0.2	0.9	1.1
December 31, 2024	$(0.2)	$(43.5)	$(43.7)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2022	$(3.1)	$(97.2)	$(100.3)
Current year changes recorded to Accumulated other comprehensive loss	0.1	(1.7)	(1.6)
Amortization reclassified to earnings	0.1	3.5	3.6
Settlements/curtailments reclassified to earnings	—	0.3	0.3
Currency translation and other	(0.1)	(5.3)	(5.4)
December 31, 2023	$(3.0)	$(100.4)	$(103.4)
Current year changes recorded to Accumulated other comprehensive loss	0.1	(1.2)	(1.1)
Amortization reclassified to earnings	0.1	3.5	3.6
Currency translation and other	—	1.9	1.9
December 31, 2024	$(2.8)	$(96.2)	$(99.0)
Weighted-average discount rate assumptions utilized in determining benefit obligations as of December 31, were as follows:

	2024	2023
U.S. plans	5.6%	5.1%
Non-U.S. plans	5.4%	4.6%
Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2024	2023	2024	2023
Projected benefit obligation	$5.1	$4.6	$34.2	$34.4
Accumulated benefit obligation	5.0	4.6	28.0	28.7
Fair value of plan assets	$—	$—	$11.1	$10.6
Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2025	$19.5	$14.9
2026	23.2	15.3
2027	19.1	15.7
2028	18.4	16.0
2029	18.8	17.2
2030 - 2034	86.7	91.4

The components of the Company’s net periodic pension benefit (income) cost for the years ended December 31, were as follows:

	U.S.
In millions	2024	2023	2022
Service cost	$0.9	$0.9	$5.9
Interest cost	11.6	12.1	8.1
Expected return on plan assets	(15.2)	(15.0)	(13.5)
Administrative costs and other	1.1	1.0	1.1
Net amortization of:
Prior service costs	0.2	0.2	0.2
Plan net actuarial losses	0.9	0.7	1.1
Net periodic pension benefit (income) cost	$(0.5)	$(0.1)	$2.9

	NON-U.S.
In millions	2024	2023	2022
Service cost	$1.5	$1.4	$1.4
Interest cost	12.0	12.5	6.7
Expected return on plan assets	(16.2)	(16.0)	(14.3)
Administrative costs and other	1.9	1.8	1.5
Net amortization of:
Prior service costs	0.1	0.1	0.1
Plan net actuarial losses (gains)	3.5	3.5	(0.5)
Net curtailment and settlement losses	0.1	0.3	—
Net periodic pension benefit cost (income)	$2.9	$3.6	$(5.1)
The Service cost component of Net periodic pension benefit cost (income) is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components are recorded within Other income, net within the Consolidated Statements of Comprehensive Income.
Net periodic pension benefit cost for 2025 is projected to be approximately $3 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2024.
Weighted-average assumptions utilized in determining net periodic pension benefit cost (income) for the years ended December 31, were as follows:

	2024	2023	2022
Discount rate:
U.S. plans	5.1%	5.4%	2.8%
Non-U.S. plans	4.6%	4.9%	1.9%
Rate of compensation increase:
U.S. plans	3.0%	—%	3.0%
Non-U.S. plans	3.2%	3.4%	3.5%
Expected return on plan assets:
U.S. plans	6.5%	6.5%	4.3%
Non-U.S. plans	6.2%	6.4%	3.5%
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
The fair values of the Company’s U.S. pension plan assets at December 31, 2024, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$1.9	$1.9
Common collective trusts	—	—	—	169.2	169.2
Other(a)	—	—	—	56.7	56.7
Total U.S. pension plan assets	$—	$—	$—	$227.8	$227.8
(a)Includes group trust diversified credit and real asset funds.

The fair values of the Company’s U.S. pension plan assets at December 31, 2023, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$5.5	$5.5
Common collective trusts	—	—	—	183.7	183.7
Other(a)	—	—	—	55.2	55.2
Total U.S. pension plan assets	$—	$—	$—	$244.4	$244.4
(a)Includes group trust diversified credit and real asset funds.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2024 or 2023.
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
The fair values of the Company’s non-U.S. pension plan assets at December 31, 2024, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.9	$—	$—	$32.7	$33.6
Equity mutual funds	—	3.6	—	72.7	76.3
Corporate and non-U.S. bonds	—	3.3	—	124.4	127.7
Other(a)	—	0.3	4.1	3.2	7.6
Total non-U.S. pension plan assets	$0.9	$7.2	$4.1	$233.0	$245.2
(a) Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.
The fair values of the Company’s non-U.S. pension plan assets at December 31, 2023, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.8	$—	$—	$39.0	$39.8
Equity mutual funds	—	3.3	—	45.4	48.7
Corporate and non-U.S. bonds	—	3.0	—	137.4	140.4
Other(a)	—	0.3	4.1	34.4	38.8
Total non-U.S. pension plan assets	$0.8	$6.6	$4.1	$256.2	$267.7
(a) Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2024 or 2023.

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
The Company made employer contributions of $0.2 million, $15.9 million and $0.5 million to the U.S. pension plans in 2024, 2023 and 2022, respectively. The Company made employer contributions to its non-U.S. pension plans of $5.0 million, $5.0 million and $5.5 million in 2024, 2023 and 2022, respectively.
The Company currently projects that approximately $5 million will be contributed to its plans worldwide in 2025. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2025 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $33.0 million, $31.7 million and $23.0 million in 2024, 2023 and 2022, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $10.9 million, $10.1 million and $8.8 million in 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
The Company maintains an Executive Deferred Compensation Plan ("EDCP"), which is an unfunded, nonqualified plan that, prior to 2019, permitted certain employees to defer up to 50% of their annual salary and up to 100% of their annual bonus awards, performance stock plan awards and restricted stock units into a number of investment choices, including its ordinary share equivalents, until conclusion of their employment with the Company. As of December 31, 2024 and 2023, the deferred compensation liability balance was $12.0 million and $13.9 million, respectively, the majority of which was recorded within Postemployment and other benefit liabilities in the Consolidated Balance Sheets. Amounts invested in ordinary share equivalents of the Company are not included in the deferred compensation liability balance, as these amounts will be settled in ordinary shares of the Company at the time of distribution.

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

Assets and liabilities measured at fair value at December 31, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	$—	$17.1	$—	$17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.4	$—	$17.4
Total liability recurring fair value measurements	$—	$17.4	$—	$17.4
Financial instruments not carried at fair value
Total debt	$—	$1,979.3	$—	$1,979.3
Total financial instruments not carried at fair value	$—	$1,979.3	$—	$1,979.3
Assets and liabilities measured at fair value at December 31, 2023, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$18.0	$—	$18.0
Total asset recurring fair value measurements	$—	$18.0	$—	$18.0
Liabilities:
Deferred compensation and other retirement plans	$—	$18.2	$—	$18.2
Total liability recurring fair value measurements	$—	$18.2	$—	$18.2
Financial instruments not carried at fair value
Total debt	$—	$1,984.9	$—	$1,984.9
Total financial instruments not carried at fair value	$—	$1,984.9	$—	$1,984.9
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2024, are the same as those used at December 31, 2023.

NOTE 14 – EQUITY
Ordinary Shares
The changes in ordinary shares outstanding for the year ended December 31, 2024, were as follows:

In millions	Total
December 31, 2023	87.5
Shares issued under equity incentive plans	0.4
Repurchase of ordinary shares	(1.6)
December 31, 2024	86.3
Allegion had 400.0 million ordinary shares authorized and 10.0 million preferred shares, $0.001 par value per share, authorized (with none outstanding) at December 31, 2024.
In June 2023, the Company's Board of Directors reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including $500.0 million of the Company's ordinary shares (the "Share Repurchase Authorization"). During the year ended December 31, 2024, the Company paid $220.0 million to repurchase approximately 1.6 million ordinary shares on the open market under the Share Repurchase Authorization. As of December 31, 2024, the Company has approximately $240.0 million still available to be repurchased under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss were as follows:

In millions	Cash flow hedges	Defined benefit plan adjustments	Currency translation	Total
December 31, 2021	$0.9	$(96.0)	$(99.3)	$(194.4)
Other comprehensive (loss) income, net of tax	5.2	(21.1)	(75.5)	(91.4)
December 31, 2022	6.1	(117.1)	(174.8)	(285.8)
Other comprehensive income (loss), net of tax	(0.5)	(8.8)	33.6	24.3
December 31, 2023	5.6	(125.9)	(141.2)	(261.5)
Other comprehensive income (loss), net of tax	1.3	2.8	(74.2)	(70.1)
December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
All amounts of Other comprehensive loss, net attributable to noncontrolling interests on the Consolidated Statements of Equity relate to foreign currency items.

NOTE 15 – SHARE-BASED COMPENSATION
Under the Company's shareholder-approved equity incentive plan, a maximum of 2.7 million ordinary shares are authorized for issuance, of which 2.4 million remained available for issuance as of December 31, 2024, for future equity incentive awards.
Compensation Expense
Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2024	2023	2022
Stock options	$4.9	$4.3	$4.4
RSUs	15.2	14.6	14.2
PSUs	8.1	7.5	5.9
Pre-tax expense	28.2	26.4	24.5
Tax benefit	(2.5)	(2.7)	(2.7)
After-tax expense	$25.7	$23.7	$21.8
Stock Options / RSUs
The weighted-average fair value of stock options granted for the years ended December 31, 2024, 2023 and 2022, was estimated to be $40.92, $33.66 and $28.24 per share, respectively, using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	2024	2023	2022
Dividend yield	1.47%	1.60%	1.46%
Volatility	29.28%	28.47%	27.12%
Risk-free rate of return	4.29%	4.10%	2.13%
Expected life	6.0 years	6.0 years	6.0 years
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
Changes in options outstanding under the plans for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Shares subject to option	Weighted- average exercise price(a)	Aggregate intrinsic value (millions)	Weighted-average remaining life (years)
December 31, 2021	757,780	$93.76
Granted	234,809	112.18
Exercised	(52,641)	58.63
Canceled	(7,366)	115.55
December 31, 2022	932,582	100.21
Granted	156,929	112.59
Exercised	(76,969)	73.30
Canceled	(12,182)	117.82
December 31, 2023	1,000,360	104.01
Granted	135,906	130.66
Exercised	(247,729)	90.19
Canceled	(17,884)	125.72
Outstanding December 31, 2024	870,653	$111.65	$16.6	5.7
Exercisable December 31, 2024	575,012	$107.44	$13.4	4.5
(a)     The weighted-average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.
The following table summarizes information concerning outstanding and exercisable options as of December 31, 2024:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2024	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2024	Weighted- average remaining life (years)	Weighted- average exercise price
50.01	—	75.00	45,963	1.4	$63.44	45,963	1.4	$63.44
75.01	—	100.00	89,999	3.2	87.75	89,999	3.2	87.75
100.01	—	125.00	486,685	6.2	111.38	313,576	5.7	110.79
125.01	—	150.00	248,006	6.4	129.80	125,474	3.9	129.33
			870,653	5.7	$111.65	575,012	4.5	$107.44
At December 31, 2024, there was $3.9 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested stock options held by non-retirement eligible employees. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023, was $11.4 million and $3.5 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2024, 2023 and 2022:

	RSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2021	195,403	$112.35
Granted	187,363	111.64
Vested	(114,987)	110.00
Canceled	(6,731)	115.04
Outstanding and unvested at December 31, 2022	261,048	112.79
Granted	137,677	112.38
Vested	(101,516)	115.94
Canceled	(9,844)	112.45
Outstanding and unvested at December 31, 2023	287,365	111.51
Granted	103,774	129.51
Vested	(139,023)	112.15
Canceled	(11,742)	122.14
Outstanding and unvested at December 31, 2024	240,374	$118.40
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2024, there was $10.0 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is primarily related to unvested RSUs held by non-retirement eligible employees.
Performance Stock
In February 2022, 2023 and 2024, the Compensation Committee of the Company's Board of Directors granted PSUs that vested based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance during a three-year performance period in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against, for 2022 and 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024, a 50/50 weighting of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
The following table summarizes PSU activity for the maximum number of shares that may be issued upon vesting of those awards for the years ended December 31, 2024, 2023 and 2022:

	PSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2021	145,167	$98.34
Granted	51,035	123.26
Vested	(38,044)	92.15
Forfeited	(19,773)	101.96
Outstanding and unvested at December 31, 2022	138,385	108.71
Granted	77,253	120.69
Vested	(13,028)	149.43
Forfeited	(49,419)	134.62
Outstanding and unvested at December 31, 2023	153,191	102.93
Granted	58,363	155.76
Vested	(39,932)	113.85
Forfeited	(18,665)	128.09
Outstanding and unvested at December 31, 2024	152,957	$117.16
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2024, there was $8.7 million of total unrecognized compensation cost from the PSP based on actual performance through such date, which is related to shares underlying unvested awards. This compensation cost will be recognized over the required service period, which is generally the three-year performance/vesting period.

NOTE 16 – RESTRUCTURING ACTIVITIES
During the years ended December 31, 2024, 2023 and 2022, the Company recorded $8.1 million, $12.5 million and $3.3 million, respectively, of expenses associated with restructuring activities. Restructuring activities in each period were related to workforce reductions intended to optimize and simplify operations and cost structure. Restructuring expenses are included within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income.
The changes in the restructuring reserve during the years ended December 31, 2024 and 2023, were as follows:

In millions	Total
December 31, 2022	$0.2
Additions, net of reversals	12.5
Cash payments	(10.9)
Currency translation	0.1
December 31, 2023	1.9
Additions, net of reversals	8.1
Cash payments	(5.7)
Currency translation	(0.1)
December 31, 2024	$4.2
The majority of the costs accrued as of December 31, 2024, are expected to be paid within one year.

NOTE 17 – OTHER INCOME, NET
The components of Other income, net for the years ended December 31, were as follows:

In millions	2024	2023	2022
Interest income	$(20.5)	$(6.8)	$(1.3)
Currency translation loss	2.2	3.9	2.4
Earnings and gains from the sale of equity method investments, net	(1.1)	(1.0)	(0.8)
Net periodic pension and postretirement benefit cost (income), less service cost	(0.2)	1.0	(9.4)
Other (income) expense	(0.5)	1.0	(2.5)
Other income, net	$(20.1)	$(1.9)	$(11.6)

NOTE 18 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2024	2023	2022
U.S.	$298.6	$220.8	$95.5
Non-U.S.	400.2	396.4	419.0
Total	$698.8	$617.2	$514.5

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
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2024	2023	2022
Current tax expense:
U.S.	$111.4	$114.7	$98.3
Non-U.S.	34.1	29.5	29.2
Total:	145.5	144.2	127.5
Deferred tax benefit:
U.S.	(39.7)	(59.1)	(62.8)
Non-U.S.	(4.5)	(8.5)	(8.5)
Total:	(44.2)	(67.6)	(71.3)
Total tax expense:
U.S.	71.7	55.6	35.5
Non-U.S.	29.6	21.0	20.7
Total	$101.3	$76.6	$56.2
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2024	2023	2022
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (1)	(9.7)	(11.0)	(13.6)
State and local income taxes (1)	2.4	2.4	1.4
Global Minimum Tax	1.4	—	—
Reserves for uncertain tax positions	0.3	(0.1)	1.3
Other adjustments	(0.9)	0.1	0.8
Effective tax rate	14.5%	12.4%	10.9%
(1)Net of changes in valuation allowances
The majority of the Company's earnings are considered permanently reinvested, and therefore, the Company has not recorded any incremental withholding or income tax liabilities on these permanently reinvested earnings.

At December 31, a summary of the deferred tax accounts was as follows:

In millions	2024	2023
Deferred tax assets:
Inventory and accounts receivable	$12.7	$13.0
Fixed assets and intangibles	4.5	3.8
Lease liabilities	36.2	36.2
Postemployment and other benefit liabilities	31.8	36.3
Other reserves and accruals	23.2	24.3
Net operating losses, tax credits and other carryforwards	557.9	552.4
Other	1.8	1.4
Gross deferred tax assets	668.1	667.4
Less: deferred tax valuation allowances	(247.0)	(281.0)
Deferred tax assets net of valuation allowances	$421.1	$386.4
Deferred tax liabilities:
Fixed assets and intangibles	$(96.7)	$(95.5)
Right of use assets	(35.4)	(35.7)
Postemployment and other benefit liabilities	(6.5)	(4.9)
Unremitted earnings of foreign subsidiaries	(4.1)	(3.4)
Other	(5.8)	(5.5)
Gross deferred tax liabilities	(148.5)	(145.0)
Net deferred tax assets	$272.6	$241.4
At December 31, 2024, $4.1 million of deferred taxes were recorded for certain undistributed earnings of subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.
At December 31, 2024, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal tax loss carryforwards	$15.2	2028-Unlimited
U.S. Federal and State credit carryforwards	5.2	2025-2037
U.S. State tax loss carryforwards	12.9	2025-Unlimited
Non-U.S. tax loss carryforwards	$1,015.8	2025-Unlimited
The U.S. state tax loss carryforwards were incurred in various jurisdictions. The non-U.S. tax loss carryforwards were incurred in various jurisdictions, predominantly in Ireland, Luxembourg and the United Kingdom.
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
Activity associated with the Company’s valuation allowance is as follows:

In millions	2024	2023	2022
Beginning balance	$281.0	$264.7	$265.5
Increase to valuation allowance	2.9	15.7	4.2
Decrease to valuation allowance	(26.5)	—	(3.9)
Tax rate decrease	(8.8)	—	—
Currency translation	(1.6)	0.6	(1.1)
Ending balance	$247.0	$281.0	$264.7

During the year ended December 31, 2024, the valuation allowance decreased by $34.0 million, while during the year ended December 31, 2023, the valuation allowance increased by $16.3 million. The Company's valuation allowance will fluctuate from year to year as a result of changes in country specific tax laws, internal restructurings, jurisdictional profitability and changes in judgments and facts regarding the realizability of deferred tax assets.
The Company has total unrecognized tax benefits of $44.5 million and $45.1 million as of December 31, 2024 and 2023, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $44.5 million as of December 31, 2024. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2024	2023	2022
Beginning balance	$45.1	$45.2	$41.5
Additions based on tax positions related to the current year	12.2	10.8	10.1
Additions based on tax positions related to prior years	0.1	1.4	0.9
Reductions based on tax positions related to prior years	(2.4)	(1.9)	(0.2)
Reductions related to settlements with tax authorities	(1.0)	—	—
Reductions related to lapses of statute of limitations	(8.4)	(10.9)	(6.5)
Currency translation	(1.1)	0.5	(0.6)
Ending balance	$44.5	$45.1	$45.2
The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $9.2 million and $9.0 million at December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company recognized $1.0 million in interest and penalties, net of tax, related to these uncertain tax positions. For the year ended December 31, 2023, the Company recognized a $2.7 million reduction in interest and penalties, net of tax, related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $11.3 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a tax authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, France, Germany, Italy, Mexico, the Netherlands, Poland and the U.S. In general, the examination of the material tax returns of subsidiaries of the Company is complete for the years prior to 2016, with certain matters being resolved through appeals and litigation.

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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2024	2023	2022
Weighted-average number of basic shares	87.2	87.9	88.0
Shares issuable under share-based compensation plans	0.4	0.4	0.3
Weighted-average number of diluted shares	87.6	88.3	88.3
As of December 31, 2024 and 2023, 0.1 million and 0.6 million stock options were excluded from the computation of weighted-average diluted shares outstanding, respectively, because the effect of including these shares would have been anti-dilutive.

NOTE 20 – NET REVENUES
The following table shows the Company's Net revenues related to both tangible product sales and services and software for the years ended December 31, 2024, 2023 and 2022, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two revenue streams:

	2024
In millions	Allegion Americas	Allegion International	Total
Products	$2,855.4	$663.2	$3,518.6
Services and software	157.0	96.6	253.6
Total Net revenues	$3,012.4	$759.8	$3,772.2

	2023
In millions	Allegion Americas	Allegion International	Total
Products (a)	$2,756.7	$644.6	$3,401.3
Services and software (a)	156.9	92.6	249.5
Total Net revenues	$2,913.6	$737.2	$3,650.8

	2022
In millions	Allegion Americas	Allegion International	Total
Products (a)	$2,455.8	$657.4	$3,113.2
Services and software (a)	74.9	83.8	158.7
Total Net revenues	$2,530.7	$741.2	$3,271.9
(a)     Revenue from access control systems and time, attendance and workforce productivity solutions were reclassified from electronic Products revenue to Services and software revenue to better align with the Company's operations and management reporting. The reclassification had no impact on the timing or amount of revenue recognized. Accordingly, the electronic Products revenue and Services and software revenue for the years ended December 31, 2023 and 2022 were recast to reflect this change. The impact of this recast was to reclassify approximately $57.9 million and $46.6 million of Net revenues from electronic Products to Services and software for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the contract assets related to the Company's right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Consolidated Balance Sheets.
As of December 31, 2024 and 2023, the contract liabilities related to revenues allocated to remaining performance obligations totaled $33.2 million and $27.2 million, respectively, and are classified as Accrued expenses and other current liabilities and Other noncurrent liabilities within the Consolidated Balance Sheets. A majority of the contract liabilities are expected to be recognized as revenue within the next twelve months.
During the years ended December 31, 2024 and 2023, no adjustments related to performance obligations satisfied in previous periods were recorded.

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
Environmental Matters
As of December 31, 2024 and 2023, the Company has recorded reserves for environmental matters of $17.8 million and $20.2 million, respectively. The total reserve at December 31, 2024 and 2023, included $9.9 million and $11.2 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of their expected future payment. The Company's total current environmental reserve at December 31, 2024 and 2023, was $2.4 million and $3.6 million, respectively, and the remainder is classified as noncurrent.
The Company incurred $1.1 million, $0.5 million and $2.9 million of expenses during the years ended December 31, 2024, 2023 and 2022, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental remediation costs are recorded in Costs of goods sold within the Consolidated Statements of Comprehensive Income. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2024	2023	2022
Balance at beginning of period	$20.7	$18.2	$17.7
Reductions for payments	(12.6)	(9.5)	(9.1)
Accruals for warranties issued during the current period	15.8	12.6	8.8
Changes to accruals related to preexisting warranties	(0.7)	(0.7)	—
Acquisitions/divestitures	—	—	1.4
Translation	(0.4)	0.1	(0.6)
Balance at end of period	$22.8	$20.7	$18.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of the expected future payments. The amount included within current liabilities at December 31, 2024 and 2023, was $16.9 million and $14.7 million, respectively, and the remainder is classified as noncurrent.

NOTE 22 – BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margin. The Company’s CODM is its chief executive officer, who uses Segment operating income as the measure of profit and loss to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes Segment operating income represents the most relevant measure of segment profit and loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of the segment's Net revenues.

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31, were as follows:

Dollar amounts in millions	2024	2023	2022
Allegion Americas
Net revenues	$3,012.4	$2,913.6	$2,530.7
Cost of goods sold	1,666.5	1,637.9	1,494.8
Selling and administrative expenses	529.7	518.5	424.7
Segment operating income	816.2	757.2	611.2
Segment operating margin	27.1%	26.0%	24.2%
Depreciation and amortization	74.3	67.6	55.3
Capital expenditures	67.2	72.6	49.2
Total segment assets	2,572.7	2,457.7	2,401.1

Allegion International
Net revenues	759.8	737.2	741.2
Cost of goods sold	441.4	430.6	450.7
Selling and administrative expenses	252.1	241.0	220.1
Impairment of intangible assets	—	7.5	—
Segment operating income	66.3	58.1	70.4
Segment operating margin	8.7%	7.9%	9.5%
Depreciation and amortization	41.0	40.0	36.6
Capital expenditures	24.2	16.2	11.7
Total segment assets	1,146.0	1,204.3	1,160.0

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$882.5	$815.3	$681.6
Unallocated corporate expense	101.8	106.9	95.2
Interest expense	102.0	93.1	75.9
Loss on divestitures	—	—	7.6
Other income, net	(20.1)	(1.9)	(11.6)
Total earnings before income taxes	$698.8	$617.2	$514.5

Other reportable segment information
Depreciation and amortization from reportable segments	$115.3	$107.6	$91.9
Unallocated depreciation and amortization	0.9	1.4	3.2
Total depreciation and amortization	$116.2	$109.0	$95.1

Capital expenditures from reportable segments	$91.4	$88.8	$60.9
Corporate capital expenditures, net of transfers to business segments	0.7	(4.6)	3.1
Total capital expenditures	$92.1	$84.2	$64.0

Assets from reportable segments	$3,718.7	$3,662.0	$3,561.1
Unallocated assets(a)	769.1	649.5	430.1
Total assets	$4,487.8	$4,311.5	$3,991.2
(a)Unallocated assets consist primarily of investments in unconsolidated affiliates, property, plant and equipment, net, ROU assets, deferred income taxes and cash and cash equivalents.
Net revenues by destination and nature of products and services for the years ended December 31, were as follows:

In millions	2024	2023	2022
U.S.	$2,858.7	$2,754.7	$2,402.7
Non-U.S.	913.5	896.1	869.2
Total Net revenues	$3,772.2	$3,650.8	$3,271.9

In millions	2024	2023	2022
Mechanical products	$2,572.2	$2,436.3	$2,302.3
Electronic products(a)(c)	946.4	965.0	810.9
Services and software(b)(c)	253.6	249.5	158.7
Total Net revenues	$3,772.2	$3,650.8	$3,271.9
(a)Electronic products encompass both residential and non-residential products, and include all electrified product categories, including, but not limited to, electronic and electrified locks, access control systems, time and attendance systems, electronic and electrified door controls and systems and exit devices.
(b)Services and software revenues include inspection, maintenance and repair, design and installation, aftermarket and locksmith services, as well as software offerings such as access control, platform integration, workforce management and time, attendance, and workforce productivity software.
(c)See footnote 20 for description of Net revenues that were recast for the years ended December 31, 2023 and 2022.
In fiscal years 2024, 2023 and 2022, no customer exceeded 10% of consolidated Net revenues.
At December 31, long-lived assets by geographic area were as follows:

In millions	2024	2023
U.S.	$460.1	$412.7
Non-U.S.	393.1	413.8
Total	$853.2	$826.5

NOTE 23 – SUBSEQUENT EVENTS
On February 6, 2025, the Company's Board of Directors declared a quarterly dividend of $0.51 cents per ordinary share. The dividend is payable March 31, 2025, to shareholders of record on March 14, 2025.

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2021	$5.4
Additions charged to costs and expenses	2.1
Deductions*	(0.8)
Currency translation and other	(0.7)
Balance December 31, 2022	6.0
Additions charged to costs and expenses	11.7
Deductions*	(3.7)
Balance December 31, 2023	14.0
Additions charged to costs and expenses	5.3
Deductions*	(4.2)
Currency translation and other	5.1
Balance December 31, 2024	$20.2

*	"Deductions" include accounts and advances written off, less recoveries.