Form 10-Q
period 2025-03-31
Allegion plc
filed 2025-04-24
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Block D
Iveagh Court
Harcourt Road
Dublin
Ireland	D02 VH94
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 22, 2025 was 86,049,290.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2025	2024
Net revenues	$941.9	$893.9
Cost of goods sold	519.4	502.5
Selling and administrative expenses	226.1	219.3
Operating income	196.4	172.1
Interest expense	24.7	22.9
Other income, net	(3.5)	(3.7)
Earnings before income taxes	175.2	152.9
Provision for income taxes	27.0	29.1
Net earnings attributable to Allegion plc	$148.2	$123.8
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings	$1.72	$1.41
Diluted net earnings	$1.71	$1.41
Weighted-average shares outstanding:
Basic	86.3	87.6
Diluted	86.7	88.1

Total comprehensive income attributable to Allegion plc	$184.8	$99.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$494.5	$503.8
Accounts and notes receivable, net	467.2	418.9
Inventories	443.6	423.0
Other current assets	56.4	76.6
Total current assets	1,461.7	1,422.3
Property, plant and equipment, net	396.8	385.3
Goodwill	1,508.2	1,489.4
Intangible assets, net	568.8	569.0
Other noncurrent assets	628.6	621.8
Total assets	$4,564.1	$4,487.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249.3	$258.0
Accrued expenses and other current liabilities	398.1	417.0
Short-term borrowings and current maturities of long-term debt	25.0	21.9
Total current liabilities	672.4	696.9
Long-term debt	1,972.0	1,977.6
Other noncurrent liabilities	312.8	312.6
Total liabilities	2,957.2	2,987.1
Equity:
Ordinary shares, $0.01 par value (86,058,059 and 86,254,744 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	0.9	0.9
Retained earnings	1,901.0	1,831.4
Accumulated other comprehensive loss	(295.0)	(331.6)
Total equity	1,606.9	1,500.7
Total liabilities and equity	$4,564.1	$4,487.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$148.2	$123.8
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	30.0	28.8
Changes in assets and liabilities and other non-cash items	(73.7)	(101.5)
Net cash provided by operating activities	104.5	51.1
Cash flows from investing activities:
Capital expenditures	(21.1)	(27.2)
Acquisition of businesses, net of cash acquired	(10.5)	(19.3)
Other investing activities, net	3.6	3.1
Net cash used in investing activities	(28.0)	(43.4)
Cash flows from financing activities:
Debt repayments	(3.1)	(3.2)
Proceeds from 2021 Revolving Facility		—
Repayments of 2021 Revolving Facility		—
Proceeds from issuance of senior notes		—
Settlement of second amended credit facility		—
Payments of long-term debt		—
Net repayments of from debt	(3.1)	(3.2)
Debt financing costs		—
Excess tax benefit from share based awards		—
Dividends paid to ordinary shareholders	(43.6)	(42.1)
Repurchase of ordinary shares	(40.0)	(40.0)
Other financing activities, net	(4.6)	5.3
Net cash used in financing activities	(91.3)	(80.0)
Effect of exchange rate changes on cash and cash equivalents	5.5	(4.0)
Net decrease in cash and cash equivalents	(9.3)	(76.3)
Cash and cash equivalents - beginning of period	503.8	468.1
Cash and cash equivalents - end of period	$494.5	$391.8
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company"), reflect the consolidated operations of the Company and have been prepared in accordance with United States ("U.S.") Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the U.S. ("GAAP") for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU will result in additional required disclosures in the Company's Consolidated Financial Statements once adopted.

NOTE 3 - ACQUISITIONS
2025
Next Door
On February 4, 2025, the Company, through its subsidiaries, acquired Next Door Company ("Next Door"), a global provider of security products and solutions based in the United States. Next Door is reported in the Company's Allegion Americas segment.
Lemaar
On March 1, 2025, the Company, through its subsidiaries, acquired Lemaar Pty Ltd ("Lemaar"), a global provider of security products and solutions based in Australia. Lemaar is reported in the Company's Allegion International segment.
These acquisitions were accounted for as business combinations. Total consideration for these acquisitions was approximately $11.1 million (net of cash acquired).
2024
Boss Door Controls
On February 1, 2024, the Company, through its subsidiaries, acquired Boss Door Controls, a door solutions provider in the United Kingdom. The Boss Door Controls business has been incorporated into the Company's Allegion International segment.
Dorcas
On March 4, 2024, the Company, through its subsidiaries, acquired Montajes electronicos Dorcas S.L. ("Dorcas"), a manufacturer of electro-mechanical access control solutions based in Spain. The Dorcas business has been incorporated into the Company's Allegion International segment.
These acquisitions were accounted for as business combinations. Total consideration for these acquisitions was approximately $20.9 million (net of cash acquired), which includes contingent consideration.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	March 31, 2025	December 31, 2024
Raw materials	$197.3	$196.9
Work-in-process	52.0	48.2
Finished goods	194.3	177.9
Total	$443.6	$423.0

NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2025, were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2024	$1,185.9	$303.5	$1,489.4
Acquisitions and adjustments	5.8	0.5	6.3
Currency translation	—	12.5	12.5
March 31, 2025	$1,191.7	$316.5	$1,508.2
(1) Accumulated impairment for the International segment was $573.6 million as of March 31, 2025 and December 31, 2024. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the three months ended March 31, 2025 and 2024.

NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$77.9	$(45.1)	$32.8	$76.6	$(41.7)	$34.9
Customer relationships	558.3	(214.7)	343.6	542.7	(201.5)	341.2
Trade names (finite-lived)	155.0	(98.4)	56.6	151.3	(91.4)	59.9
Other	96.3	(64.1)	32.2	91.8	(59.9)	31.9
Total finite-lived intangible assets	887.5	$(422.3)	465.2	862.4	$(394.5)	467.9
Trade names (indefinite-lived)	103.6		103.6	101.1		101.1
Total	$991.1		$568.8	$963.5		$569.0

Intangible asset amortization expense was $16.2 million and $15.2 million for the three months ended March 31, 2025 and 2024, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $61.2 million for full year 2025, $51.6 million for 2026, $44.6 million for 2027, $36.0 million for 2028 and $33.8 million for 2029.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2025	December 31, 2024
Term Facility	$209.4	$212.5
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Total borrowings outstanding	2,009.4	2,012.5
Discounts and debt issuance costs, net	(12.4)	(13.0)
Total debt	1,997.0	1,999.5
Less current portion of long-term debt	25.0	21.9
Total long-term debt	$1,972.0	$1,977.6
Unsecured Credit Facilities
The Company has an unsecured credit agreement consisting of a $250.0 million term loan facility (the “Term Facility”), of which $209.4 million was outstanding at March 31, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which no balance was outstanding at March 31, 2025. The Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company ("Allegion Ireland DAC"), the Company's wholly-owned subsidiary.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $18.8 million for the remainder of 2025 and $190.6 million in 2026. The Company repaid $3.1 million of principal on the Term Facility during the three months ended March 31, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. The Company had $18.5 million of letters of credit outstanding at March 31, 2025. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At March 31, 2025, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.550%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2025, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of March 31, 2025, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes (the "5.600% Senior Notes"), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Senior Notes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $171.4 million and $167.2 million at March 31, 2025 and December 31, 2024, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of March 31, 2025 or December 31, 2024. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income during the three months ended March 31, 2025 and 2024, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At March 31, 2025, the maximum term of the Company’s currency derivatives was less than one year.
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

NOTE 9 - LEASES
Total rental expense for the three months ended March 31, 2025 and 2024, was $16.4 million and $15.5 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability were both $4.1 million for the three months ended March 31, 2025 and 2024. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024.
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
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		March 31, 2025			December 31, 2024
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$104.7	$42.2	$146.9	$107.1	$40.6	$147.7
Lease liability - current	Accrued expenses and other current liabilities	19.6	17.2	36.8	19.8	16.9	36.7
Lease liability - noncurrent	Other noncurrent liabilities	88.8	24.8	113.6	91.0	23.5	114.5

Other information:
Weighted-average remaining term (years)		11.2	2.9		11.2	2.9
Weighted-average discount rate		5.2%	5.8%		5.2%	5.8%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2025			2024
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$6.5	$5.8	$12.3	$6.3	$5.1	$11.4
ROU assets obtained in exchange for new lease liabilities	0.9	2.1	3.0	2.3	3.8	6.1
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2025 and for each of the years thereafter as of March 31, 2025, are as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Real estate leases	$18.9	$21.2	$17.5	$12.0	$8.6	$70.4	$148.6
Equipment leases	15.0	14.6	9.2	5.1	1.7	0.3	45.9
Total	$33.9	$35.8	$26.7	$17.1	$10.3	$70.7	$194.5
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2025, is due to imputed interest of $44.1 million.

NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2025	2024
Service cost	$0.2	$0.2
Interest cost	2.9	2.9
Expected return on plan assets	(3.8)	(3.8)
Administrative costs and other	0.3	0.3
Net amortization of:
Prior service costs	—	0.1
Plan net actuarial losses	0.3	0.2
Net periodic pension benefit income	$(0.1)	$(0.1)

	Non-U.S.
In millions	2025	2024
Service cost	$0.5	$0.4
Interest cost	3.0	3.0
Expected return on plan assets	(4.1)	(4.0)
Administrative costs and other	0.5	0.4
Net amortization of:
Plan net actuarial losses	0.9	0.9
Net periodic pension benefit cost	$0.8	$0.7
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the three months ended March 31, 2025 or 2024. Employer contributions totaling approximately $3.6 million are expected to be made during the remainder of 2025.

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
Assets and liabilities measured at fair value as of March 31, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$15.4	$—	$15.4
Total asset recurring fair value measurements	$—	$15.4	$—	$15.4
Liabilities:
Deferred compensation and other retirement plans	$—	$15.5	$—	$15.5
Total liability recurring fair value measurements	$—	$15.5	$—	$15.5
Financial instruments not carried at fair value
Total debt	$—	$1,991.9	$—	$1,991.9
Total financial instruments not carried at fair value	$—	$1,991.9	$—	$1,991.9
Assets and liabilities measured at fair value as of December 31, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	$—	$17.1	$—	$17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.4	$—	$17.4
Total liability recurring fair value measurements	$—	$17.4	$—	$17.4
Financial instruments not carried at fair value
Total debt	$—	$1,979.3	$—	$1,979.3
Total financial instruments not carried at fair value	$—	$1,979.3	$—	$1,979.3
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of March 31, 2025, are the same as those used as of December 31, 2024. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company also had investments in debt and equity securities without readily determinable fair values of $64.9 million and $66.9 million as of March 31, 2025 and December 31, 2024, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

NOTE 12 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2025, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)
Net earnings	148.2	—	—	—	148.2	—
Other comprehensive income, net	36.6	—	—	—	—	36.6
Repurchase of ordinary shares	(40.0)	—	(0.3)	(5.4)	(34.6)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.51 per share)	(44.0)	—	—	—	(44.0)	—
Balance at March 31, 2025	$1,606.9	$0.9	86.1	$—	$1,901.0	$(295.0)
The changes in the components of Equity for the three months ended March 31, 2024, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2023	$1,318.3	$0.9	87.5		$1,578.9	$(261.5)
Net earnings	123.8	—	—	—	123.8	—
Other comprehensive loss, net	(24.0)	—	—	—	—	(24.0)
Repurchase of ordinary shares	(40.0)	—	(0.3)	(14.8)	(25.2)	—
Share-based compensation activity	14.8	—	0.2	14.8	—	—
Dividends to ordinary shareholders ($0.48 per share)	(42.0)	—	—	—	(42.0)	—
Balance at March 31, 2024	$1,350.9	$0.9	87.4	$—	$1,635.5	$(285.5)
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the three months ended March 31, 2025 the Company paid $40.0 million to repurchase the ordinary shares reflected above on the open market under the Share Repurchase Authorization. As of March 31, 2025, the Company had approximately $200.0 million available under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive income (loss) before reclassifications	(0.8)	(3.1)	39.1	35.2
Amounts reclassified from accumulated other comprehensive loss(a)	(0.2)	1.2	—	1.0
Tax benefit	0.2	0.2	—	0.4
March 31, 2025	$6.1	$(124.8)	$(176.3)	$(295.0)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2024, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2023	$5.6	$(125.9)	$(141.2)	$(261.5)
Other comprehensive (loss) income before reclassifications	0.7	0.9	(26.4)	(24.8)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.1)	1.2	—	1.1
Tax expense	(0.2)	(0.1)	—	(0.3)
March 31, 2024	$6.0	$(123.9)	$(167.6)	$(285.5)
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

In millions	2025	2024
Stock options	$2.3	$2.1
RSUs	5.5	5.4
PSUs	2.3	2.1
Pre-tax expense	10.1	9.6
Tax benefit	(1.4)	(0.9)
After-tax expense	$8.7	$8.7
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	138,538	$37.72	127,046	$40.92
RSUs	82,252	$126.56	83,328	$130.29
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three months ended March 31:

	2025	2024
Dividend yield	1.61%	1.47%
Volatility	29.89%	29.29%
Risk-free rate of return	4.31%	4.29%
Expected life (years)	5.4	6.0
Volatility is based on the Company’s historic volatility. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. In 2024, the expected life of the Company’s stock option awards was derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term, because the Company did not have sufficient history to estimate expected life. Beginning in 2025, the expected life of the Company's stock option awards is derived from historical data, based on the past exercise activity and post-vest cancellation activity of the Company's stock option program and represents the period of time that awards are expected to be outstanding.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance Stock
During the three months ended March 31, 2025, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2023, 2024 and 2025, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against, for 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 and 2025, a 50/50 blend of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.

NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2025	2024
Interest income	$(4.0)	$(3.6)
Foreign currency exchange loss	1.0	1.2
Other	(0.5)	(1.3)
Other income, net	$(3.5)	$(3.7)

NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2025 and 2024, were 15.4% and 19.0%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to discrete items, including the favorable year over year changes in the amounts recognized for uncertain tax positions and income tax credits.

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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2025	2024
Weighted-average number of basic shares	86.3	87.6
Shares issuable under share-based compensation plans	0.4	0.5
Weighted-average number of diluted shares	86.7	88.1
At March 31, 2025 and 2024, 0.2 million and 0.3 million stock options, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three months ended March 31, 2025 and 2024, respectively, disaggregated by business segment:

	Three months ended March 31, 2025
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$714.7	$164.8	$879.5
Services and software	43.1	19.3	62.4
Total Net revenues	$757.8	$184.1	$941.9

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended March 31, 2024
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products (a)	$666.8	$165.6	$832.4
Services and software (a)	42.5	19.0	61.5
Total Net revenues	$709.3	$184.6	$893.9
(a) Revenue from access control systems and time, attendance and workforce productivity solutions were reclassified from electronic Products revenue to Services and software revenue to better align with the Company's operations and management reporting. The reclassification had no impact on the timing or amount of revenue recognized. Accordingly, the electronic Products revenue and Services and software revenue for the three-months ended March 31, 2024 were recast to reflect this change.
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of March 31, 2025 and December 31, 2024, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of March 31, 2025 and December 31, 2024, contract liabilities related to revenues allocated to remaining performance obligations totaled $42.9 million and $33.2 million, respectively, and are classified as Accrued Expenses and Other Current Liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets.

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
Environmental Matters
As of March 31, 2025 and December 31, 2024, the Company had reserves for environmental matters of $17.4 million and $17.8 million, respectively. The total reserve at March 31, 2025 and December 31, 2024, included $9.8 million and $9.9 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2025 and December 31, 2024, was $2.7 million and $2.4 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the three months ended March 31, 2025 or 2024. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2025	2024
Balance at beginning of period	$22.8	$20.7
Reductions for payments	(2.8)	(2.6)
Accruals for warranties issued during the current period	2.9	4.4
Changes to accruals related to preexisting warranties	—	(0.1)
Currency translation	0.2	(0.2)
Balance at end of period	$23.1	$22.2
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 19 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. The Company's CODM is its chief executive officer, who uses segment operating income as the measure of profit and loss to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions. The Company defines Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2025	2024
Allegion Americas
Net revenues	$757.8	$709.3
Cost of goods sold	412.5	393.3
Selling and administrative expenses	133.9	129.0
Segment operating income	$211.4	$187.0

Allegion International
Net revenues	$184.1	$184.6
Cost of goods sold	106.9	110.3
Selling and administrative expenses	65.5	61.3
Segment operating income	11.7	13.0

Reconciliation to earnings before income tax
Segment operating income from reportable segments	$223.1	$200.0
Unallocated corporate expense	26.7	27.9
Interest expense	24.7	22.9
Other income, net	(3.5)	(3.7)
Total earnings before income taxes	$175.2	$152.9

NOTE 20 - SUBSEQUENT EVENTS
On April 2, 2025, the Company, through its subsidiaries, acquired 100% of Trimco Hardware ("Trimco"), a manufacturer of high-performance and custom-designed architectural hardware primarily sold for commercial and institutional markets. Trimco will be incorporated into the Company's Allegion Americas segment.
On April 10, 2025, the Company's Board of Directors declared a quarterly dividend of $0.51 per ordinary share. The dividend is payable June 30, 2025, to shareholders of record on June 13, 2025.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Recent Developments
Business and Industry Trends and Outlook
In the first quarter of 2025, we delivered mid-single digit revenue growth compared to the same period in 2024, driven by the Americas non-residential business, as demand for our products remains healthy.
Demand for electronic security products has also remained strong. Macroeconomic conditions in our International markets remain mixed.
Global Trade and Macroeconomic Environment
In the first quarter of 2025, the U.S. government announced tariffs on imports from several countries from which we manufacture and/or import products and components. Subsequent to their announcement, there have been changes to the effective dates and amounts, and as a result, we are unable to quantify the impact that tariffs, when ultimately enacted, will have on our results of operations. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold ("COGS") from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other countries. Additionally, this could impact future demand.
Acquisitions
On February 4, 2025, the Company, through its subsidiaries, acquired Next Door Company ("Next Door"), a global provider of security products and solutions based in the United States. Next Door is reported in the Company's Allegion Americas segment.
On March 1, 2025, the Company, through its subsidiaries, acquired Lemaar Pty Ltd ("Lemaar"), a global provider of security products and solutions based in Australia. Lemaar is reported in the Company's Allegion International segment.
2025 Dividends and Share Repurchases
During the three months ended March 31, 2025, we paid dividends of $0.51 per ordinary share to shareholders and repurchased approximately 0.3 million shares for $40.0 million.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2025	% of revenues	2024	% of revenues
Net revenues	$941.9		$893.9
Cost of goods sold	519.4	55.1%	502.5	56.2%
Selling and administrative expenses	226.1	24.0%	219.3	24.5%
Operating income	196.4	20.9%	172.1	19.3%
Interest expense	24.7		22.9
Other income, net	(3.5)		(3.7)
Earnings before income taxes	175.2		152.9
Provision for income taxes	27.0		29.1
Net earnings attributable to Allegion plc	$148.2		$123.8

Diluted net earnings per ordinary share attributable to Allegion plc ordinary shareholders:	$1.71		$1.41
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2025, increased by 5.4%, or $48.0 million, compared with the same period in 2024, due to the following:

Pricing	1.1%
Volume	2.9%
Acquisitions	2.2%
Currency exchange rates	(0.8)%
Total	5.4%
The increase in Net revenues was driven by higher volumes, the favorable impact from acquisitions, and improved pricing, which was partially offset by unfavorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2025, increased $24.3 million compared to the same period in 2024. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2025, increased to 20.9% from 19.3% for the same period in 2024, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2024	$172.1	19.3%
Inflation and investment spending in excess of pricing and productivity	(0.4)	(0.2)%
Volume / product mix	17.5	1.3%
Acquisitions	5.1	0.1%
Currency exchange rates	1.9	0.4%
Acquisition / integration/ restructuring expenses	0.2	—%
March 31, 2025	$196.4	20.9%
The increase in Operating income and Operating margin was driven by favorable volume/product mix, the favorable impact from acquisitions, favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses, and lower acquisition, integration and restructuring expenses. These increases were partially offset by slightly higher inflation and investment spending than pricing and productivity.
Inflation and investment spending in excess of pricing and productivity includes the impact to both Operating income and Operating margin from pricing, as defined above, in addition to productivity, inflation and investment spending. Productivity represents improvements in unit costs of materials, cost reductions related to improvements to our manufacturing design and processes and reductions in selling and administrative expenses due to productivity projects. Inflation includes both unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes, and current period costs of ongoing selling and administrative functions compared to the same ongoing expenses in the prior period. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in investment spending.
Volume/product mix represents the impact to both Operating income and Operating margin due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Interest Expense
Interest expense for the three months ended March 31, 2025, increased $1.8 million compared with the same period in 2024, primarily due to higher interest rates on outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2025	2024
Interest income	$(4.0)	$(3.6)
Foreign currency exchange loss	1.0	1.2
Other	(0.5)	(1.3)
Other income, net	$(3.5)	$(3.7)
Provision for Income Taxes
The effective income tax rates for the three months ended March 31, 2025 and 2024, were 15.4% and 19.0%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to discrete items, including the favorable year over year changes in the amounts recognized for uncertain tax positions and income tax credits.

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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three months ended March 31:

In millions	2025	2024	% Change
Net revenues
Allegion Americas	$757.8	$709.3	6.8%
Allegion International	184.1	184.6	(0.3)%
Total	$941.9	$893.9

Segment operating income
Allegion Americas	$211.4	$187.0	13.0%
Allegion International	11.7	13.0	(10.0)%
Total	$223.1	$200.0

Segment operating margin
Allegion Americas	27.9%	26.4%
Allegion International	6.3%	7.0%

Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including locks, locksets, key systems, door controls and door control systems, exit devices, doors, glass and door systems, accessories, electronic security products, access control systems and software and service solutions to customers in institutional, commercial and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of an agreement with Stanley Black & Decker ("Stanley" is the property of Stanley Logistics L.L.C.).
Net Revenues
Net revenues for the three months ended March 31, 2025, increased by 6.8%, or $48.5 million, compared to the same period in 2024, due to the following:

Pricing	1.1%
Volume	3.8%
Acquisitions	2.3%
Currency exchange rates	(0.4)%
Total	6.8%
The increase in Net revenues was driven by higher volumes, the favorable impact of acquisitions, and improved pricing, partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products for the three months ended March 31, 2025, increased by a high-single digits percent compared to the same period in the prior year, as demand for our products remains healthy. We currently anticipate growth in revenues from our non-residential products and services for 2025.
Net revenues from residential products for the three months ended March 31, 2025, decreased by a mid-single digits percent compared to the same period in the prior year as a result of softer residential markets. Given current market conditions around new construction and existing home sales, we expect continued softness in our residential business in 2025.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended March 31, 2025, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a low-double digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2025.
Operating income/margin
Segment operating income for the three months ended March 31, 2025, increased $24.4 million compared to the same period in 2024, and Segment operating margin for the three months ended March 31, 2025, increased to 27.9% from 26.4%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2024	$187.0	26.4%
Inflation and investment spending in excess of pricing and productivity	(0.9)	(0.4)%
Volume / product mix	17.0	1.3%
Currency exchange rates	2.9	0.5%
Acquisitions	4.6	—%
Acquisition / integration/ restructuring expenses	0.8	0.1%
March 31, 2025	$211.4	27.9%
The increase in Segment operating income and Segment operating margin was primarily driven by favorable volume/product mix, favorable foreign currency exchange rate movements, the favorable impact of recent acquisitions, and lower acquisition, integration, and restructuring expenses. These increases were partially offset by inflation and investment spending in excess of pricing and productivity. The currency impact above is primarily due to the strengthening of the U.S. dollar versus the Mexican peso compared to the prior year.
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
Net Revenues
Net revenues for the three months ended March 31, 2025, decreased by 0.3%, or $0.5 million, compared to the same period in 2024, due to the following:

Pricing	1.0%
Volume	(0.1)%
Acquisitions	1.8%
Currency exchange rates	(3.0)%
Total	(0.3)%
The decrease in Net revenues was primarily driven by unfavorable foreign currency exchange rate movements and lower volumes. This decrease was partially offset by favorable impact from acquisitions as well as improved pricing.
Operating income/margin
Segment operating income for the three months ended March 31, 2025, decreased $1.3 million compared to the same period in 2024, and Segment operating margin for the three months ended March 31, 2025, decreased to 6.3% from 7.0%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2024	$13.0	7.0%
Inflation and investment spending in excess of pricing and productivity	(0.6)	(0.4)%
Volume / product mix	0.6	0.3%
Currency exchange rates	(1.0)	(0.4)%
Acquisitions	0.5	0.1%
Acquisition / integration/ restructuring expenses	(0.8)	(0.3)%
March 31, 2025	$11.7	6.3%
The decrease in Segment operating income and Segment operating margin was primarily driven by the unfavorable impact from foreign currency exchange rate movements, inflation and investment spending in excess of pricing and productivity, and higher acquisition, integration and restructuring expenses. These decreases were partially offset by the favorable impact from volume/product mix and recent acquisitions.

Liquidity and Capital Resources
Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from operating activities, our unused borrowing capacity under the Revolving Facility and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing financial flexibility.
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of March 31, 2025, approximately 90% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of March 31, 2025, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by operating activities	$104.5	$51.1
Net cash used in investing activities	(28.0)	(43.4)
Net cash used in financing activities	(91.3)	(80.0)
Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2025, increased $53.4 million compared to the same period in 2024, primarily driven by higher net earnings and lower cash used for working capital.
Investing Activities: Net cash used in investing activities during the three months ended March 31, 2025, decreased $15.4 million compared to the same period in 2024, primarily due to lower capital expenditures and less cash used for acquisitions.
Financing Activities: Net cash used in financing activities during the three months ended March 31, 2025, increased $11.3 million compared to the same period in 2024, primarily due to an increase in cash used for other financing activities.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2025	December 31, 2024
Term Facility	$209.4	$212.5
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Total borrowings outstanding	2,009.4	2,012.5
Discounts and debt issuance costs, net	(12.4)	(13.0)
Total debt	1,997.0	1,999.5
Less current portion of long-term debt	25.0	21.9
Total long-term debt	$1,972.0	$1,977.6
We have an unsecured credit agreement in place, consisting of a $250.0 million term loan facility (the “Term Facility”), of which $209.4 million was outstanding at March 31, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which no balance was outstanding at March 31, 2025.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $18.8 million for the remainder of 2025 and $190.6 million due in 2026. We repaid $3.1 million of principal on the Term Facility during the three months ended March 31, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. We had $18.5 million of letters of credit outstanding at March 31, 2025. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At March 31, 2025, our outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.550%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2025, we were in compliance with all applicable covenants under the credit agreement.
As of March 31, 2025, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2025, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Guarantor Financial Information
Allegion US Hold Co is or was, as applicable, the issuer of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes and is the guarantor of the 3.500% Senior Notes. Allegion plc (the “Parent”) is or was, as applicable, the issuer of the 3.500% Senior Notes and is or was, as applicable, the guarantor of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes. Allegion US Hold Co is directly or indirectly 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.
The 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are or were, as applicable, senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes is or was, as applicable, the senior unsecured obligation of the Parent and ranks equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co's existing and future senior unsecured and unsubordinated indebtedness.
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
For further details, terms and conditions of the Senior Notes refer to the Company’s Forms 8-K filed October 2, 2017, September 27, 2019, June 22, 2022, and May 29, 2024.
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for each issuer and guarantor. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.
Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2025		Year ended December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.9)	—	(7.8)	(0.1)
Equity earnings in affiliates, net of tax	162.3	93.0	669.6	421.4
Transactions with related parties and subsidiaries(a)	(5.2)	(22.8)	(31.4)	(87.3)
Net earnings	148.2	62.9	597.5	311.4
Net earnings attributable to the entity	148.2	62.9	597.5	311.4
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	March 31, 2025		December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.2	$677.4	$0.1	$932.8
Total current assets	12.2	692.7	10.0	954.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,296.5	—	1,296.5
Total noncurrent assets	1,791.8	1,708.7	1,792.9	1,399.7
Current liabilities:
Amounts due to related parties and subsidiaries	$5.8	$781.9	$12.1	$801.4
Total current liabilities	50.4	805.8	48.0	824.2
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	492.7	2,349.1	472.4	2,756.6
Total noncurrent liabilities	1,074.7	3,738.7	1,061.1	4,145.8

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
Management believes there have been no significant changes during the three months ended March 31, 2025, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements
Refer to Note 2 in our Condensed and Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

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
These events, risks and uncertainties are described more fully in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. We do not undertake to update any forward-looking statements, except as required by applicable law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2024. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
January 1 - January 31	—	$—	—	$240,024
February 1 - February 28	50	129.37	50	231,932
March 1 - March 31	262	128.08	262	200,024
Total	312	$128.29	312	$200,024
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

Item 5 - Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

10.1	Jeffrey Braun Offer Letter, dated December 6, 2024*	Filed herewith.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Compensatory plan or arrangement.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	April 24, 2025	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 24, 2025	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer