Form 10-Q
period 2025-06-30
Allegion plc
filed 2025-07-24
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 22, 2025 was 85,846,520.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net revenues	$1,022.0	$965.6	$1,963.9	$1,859.5
Cost of goods sold	555.5	537.3	1,074.9	1,039.8
Selling and administrative expenses	246.8	219.3	472.9	438.6
Operating income	219.7	209.0	416.1	381.1
Interest expense	24.6	25.1	49.3	48.0
Other income, net	(5.3)	(5.1)	(8.8)	(8.8)
Earnings before income taxes	200.4	189.0	375.6	341.9
Provision for income taxes	40.7	33.6	67.7	62.7
Net earnings	159.7	155.4	307.9	279.2
Earnings per share:
Basic net earnings	$1.86	$1.78	$3.57	$3.19
Diluted net earnings	$1.85	$1.77	$3.56	$3.18
Weighted-average shares outstanding:
Basic	86.0	87.3	86.2	87.5
Diluted	86.4	87.7	86.6	87.9

Total comprehensive income	$250.4	$150.3	$435.2	$250.1
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$656.8	$503.8
Accounts and notes receivable, net	477.4	418.9
Inventories	479.5	423.0
Other current assets	63.9	76.6
Total current assets	1,677.6	1,422.3
Property, plant and equipment, net	410.7	385.3
Goodwill	1,574.2	1,489.4
Intangible assets, net	595.7	569.0
Other noncurrent assets	656.6	621.8
Total assets	$4,914.8	$4,487.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$273.0	$258.0
Accrued expenses and other current liabilities	430.6	417.0
Short-term borrowings and current maturities of long-term debt	24.9	21.9
Total current liabilities	728.5	696.9
Long-term debt	2,042.3	1,977.6
Other noncurrent liabilities	357.5	312.6
Total liabilities	3,128.3	2,987.1
Equity:
Ordinary shares, $0.01 par value (85,842,514 and 86,254,744 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	0.9	0.9
Retained earnings	1,989.9	1,831.4
Accumulated other comprehensive loss	(204.3)	(331.6)
Total equity	1,786.5	1,500.7
Total liabilities and equity	$4,914.8	$4,487.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$307.9	$279.2
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	61.9	59.5
Changes in assets and liabilities and other non-cash items	(55.6)	(114.6)
Net cash provided by operating activities	314.2	224.1
Cash flows from investing activities:
Capital expenditures	(38.8)	(48.1)
Acquisition of businesses, net of cash acquired	(47.4)	(120.8)
Other investing activities, net	3.6	2.9
Net cash used in investing activities	(82.6)	(166.0)
Cash flows from financing activities:
Debt repayments	(9.4)	(6.4)
Proceeds from Revolving Facility	76.0	—
Proceeds from issuance of senior notes	—	400.0
Net proceeds from debt	66.6	393.6
Debt financing costs	—	(6.6)
Dividends paid to ordinary shareholders	(87.8)	(83.8)
Repurchase of ordinary shares	(80.0)	(80.0)
Other financing activities, net	2.0	5.0
Net cash (used in) provided by financing activities	(99.2)	228.2
Effect of exchange rate changes on cash and cash equivalents	20.6	(6.9)
Net increase in cash and cash equivalents	153.0	279.4
Cash and cash equivalents - beginning of period	503.8	468.1
Cash and cash equivalents - end of period	$656.8	$747.5
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

NOTE 3 - ACQUISITIONS
2025
The following acquisitions were completed during the six months ended June 30, 2025:
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
Trimco
On April 2, 2025, the Company, through its subsidiaries, acquired 100% of Trimco Hardware ("Trimco"), a manufacturer of high-performance and custom-designed architectural hardware primarily sold for commercial and institutional markets based in the United States. Trimco is reported in the Company's Allegion Americas segment.
Novas
On June 2, 2025, the Company, through its subsidiaries, acquired 100% of Nova Hardware Pty Ltd ("Novas"), an architectural door hardware company based in Australia. Novas is reported in the Company's Allegion International segment.
The aggregate consideration for these acquisitions was approximately $65.0 million (net of cash acquired), including the fair value of contingent consideration, which the Company estimated to be approximately $14.3 million at the various acquisition dates. These acquisitions were accounted for as business combinations and were funded with available cash on hand.
The following table summarizes the preliminary allocation of the aggregate purchase price, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions
Net working capital	$7.8
Property, plant and equipment and other noncurrent assets	6.5
Goodwill	36.6
Intangible assets	18.0
Other noncurrent liabilities	(3.9)
Total net assets acquired and liabilities assumed	$65.0
The valuations of assets acquired and liabilities assumed had not yet been finalized as of June 30, 2025, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations will occur no later than one year from the acquisition dates as required by GAAP.
Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of the goodwill related to these acquisitions is not expected to be deductible for tax purposes.
The following acquisitions were completed in July 2025:
ELATEC
On July 1, 2025, the Company, through its subsidiaries, completed the previously announced acquisition of 100% of ELATEC, including Elatec GmbH and other group entities ("ELATEC"). ELATEC is a manufacturer of security and access technology based in Germany. This acquisition helps the Company expand its global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners. The closing purchase price of the acquisition was €330.0 million (approximately $389.0 million), subject to customary working capital adjustments. The Company used cash on hand and borrowings under the Revolving Facility to finance the acquisition. ELATEC will be reported in the Company's Allegion International segment.
Gatewise
On July 2, 2025, the Company, through its subsidiaries, acquired 100% of Gatewise Inc. (“Gatewise"), a provider of smart access control solutions in the U.S. multifamily marketplace based in the United States. Gatewise will be reported in the Company's Allegion Americas segment.
Waitwhile
On July 7, 2025, the Company, through its subsidiaries, acquired 100% of Waitwhile Inc. (“Waitwhile"), a software-as-a-service provider that specializes in cloud-based appointment scheduling and queue management based in the United States. Waitwhile will be incorporated into the Company's Allegion Americas segment.
The Company has not provided the preliminary purchase price allocations for these acquisitions as the initial accounting for them is incomplete.
The following acquisitions were completed during the six months ended June 30, 2024:
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
Krieger
On June 3, 2024, the Company, through its subsidiaries, acquired 100% of Krieger Specialty Products, LLC ("Krieger"), a leading manufacturer of high-performance special purpose doors and windows based in the United States. Krieger is reported in the Company's Allegion Americas segment.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unicel
On June 10, 2024, the Company, through its subsidiaries, acquired 100% of Unicel Architectural Corp. ("Unicel"), a leading manufacturer of advanced glass, timber and aluminum building solutions based in Canada. Unicel is reported in the Company's Allegion Americas segment.
The aggregate consideration for these acquisitions was approximately $130.1 million (net of cash acquired), including the fair value of contingent consideration, which the Company estimated to be approximately $10.3 million at the various acquisition dates. These acquisitions were accounted for as business combinations and were funded with available cash on hand.
The following table for these 2024 acquisitions summarizes the allocation of the aggregate purchase price, which includes cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$7.3
Property, plant and equipment	3.0
Goodwill	62.5
Intangible assets	68.4
Other noncurrent liabilities	(11.1)
Total net assets acquired and liabilities assumed	$130.1
Intangible assets recognized for these 2024 acquisitions as of the various acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted Average Useful life (in years)
Completed technologies/patents	$14.3	15
Customer relationships	28.5	16
Trade names (finite-lived)	15.3	15
Backlog revenue	10.3	1
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	June 30, 2025	December 31, 2024
Raw materials	$226.6	$196.9
Work-in-process	55.9	48.2
Finished goods	197.0	177.9
Total	$479.5	$423.0

NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2025, were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2024	$1,185.9	$303.5	$1,489.4
Acquisitions and adjustments	23.9	13.8	37.7
Currency translation	7.6	39.5	47.1
June 30, 2025	$1,217.4	$356.8	$1,574.2
(1) Accumulated impairment for the International segment was $573.6 million as of June 30, 2025 and December 31, 2024. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the six months ended June 30, 2025 and 2024.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$81.2	$(49.3)	$31.9	$76.6	$(41.7)	$34.9
Customer relationships	596.4	(236.1)	360.3	542.7	(201.5)	341.2
Trade names (finite-lived)	169.9	(109.0)	60.9	151.3	(91.4)	59.9
Other	104.8	(69.5)	35.3	91.8	(59.9)	31.9
Total finite-lived intangible assets	952.3	$(463.9)	488.4	862.4	$(394.5)	467.9
Trade names (indefinite-lived)	107.3		107.3	101.1		101.1
Total	$1,059.6		$595.7	$963.5		$569.0

Intangible asset amortization expense was $32.5 million and $31.8 million for the six months ended June 30, 2025 and 2024, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $65.0 million for full year 2025, $55.5 million for 2026, $48.3 million for 2027, $39.4 million for 2028 and $37.0 million for 2029.
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2025	December 31, 2024
Term Facility	$203.1	$212.5
Revolving Facility	76.0	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Total borrowings outstanding	2,079.1	2,012.5
Discounts and debt issuance costs, net	(11.9)	(13.0)
Total debt	2,067.2	1,999.5
Less current portion of long-term debt	24.9	21.9
Total long-term debt	$2,042.3	$1,977.6
Unsecured Credit Facilities
The Company has an unsecured credit agreement consisting of a $250.0 million term loan facility (the “Term Facility”), of which $203.1 million was outstanding at June 30, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which $76.0 million was outstanding at June 30, 2025. On July 3, 2025, the Company borrowed an additional $72.0 million on the Revolving Facility. Borrowings on the Revolving Facility were used to primarily fund previously announced acquisitions. The Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company ("Allegion Ireland DAC"), the Company's wholly-owned subsidiary.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $12.5 million for the remainder of 2025 and $190.6 million in 2026. The Company repaid $9.4 million of principal on the Term Facility during the six months ended June 30, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. The Company had $18.7 million of letters of credit outstanding at June 30, 2025. Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At June 30, 2025, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.552%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of June 30, 2025, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of June 30, 2025, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes (the "5.600% Senior Notes"), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness. As of June 30, 2025, the Company was in compliance with all applicable covenants under the Senior Notes.
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $245.1 million and $167.2 million at June 30, 2025 and December 31, 2024, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of June 30, 2025 or December 31, 2024. Currency derivatives designated as cash flow hedges did not have a material impact to Net earnings, Other comprehensive income, or the Condensed and Consolidated Statements of Cash Flows during the six months ended June 30, 2025 and 2024, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At June 30, 2025, the maximum term of the Company’s currency derivatives was less than one year.
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
NOTE 9 - LEASES
Total rental expense for the six months ended June 30, 2025 and 2024, was $33.2 million and $31.1 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $7.5 million and $8.1 million, respectively, for the six months ended June 30, 2025 and 2024. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		June 30, 2025			December 31, 2024
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$112.1	$47.1	$159.2	$107.1	$40.6	$147.7
Lease liability - current	Accrued expenses and other current liabilities	20.5	18.5	39.0	19.8	16.9	36.7
Lease liability - noncurrent	Other noncurrent liabilities	95.8	28.4	124.2	91.0	23.5	114.5

Other information:
Weighted-average remaining term (years)		10.8	3.0		11.2	2.9
Weighted-average discount rate		5.3%	5.9%		5.2%	5.8%
The following table summarizes additional information related to the Company’s leases for the six months ended June 30:

	2025			2024
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$13.3	$12.4	$25.7	$12.4	$10.6	$23.0
ROU assets obtained in exchange for new lease liabilities	8.9	9.1	18.0	7.1	8.6	15.7
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2025 and for each of the years thereafter as of June 30, 2025, are as follows:

In millions	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Real estate leases	$13.3	$24.8	$21.2	$14.0	$9.8	$74.8	$157.9
Equipment leases	11.2	17.5	12.2	7.0	2.8	0.4	51.1
Total	$24.5	$42.3	$33.4	$21.0	$12.6	$75.2	$209.0
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2025, is due to imputed interest of $45.8 million.
NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.9	2.9	5.7	5.8
Expected return on plan assets	(3.8)	(3.8)	(7.6)	(7.6)
Administrative costs and other	0.3	0.3	0.6	0.6
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.3	0.2	0.6	0.4
Net periodic pension benefit income	$(0.1)	$(0.2)	$(0.2)	$(0.3)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Service cost	$0.5	$0.5	$1.0	$0.9
Interest cost	3.0	3.0	6.1	6.0
Expected return on plan assets	(4.1)	(4.1)	(8.2)	(8.1)
Administrative costs and other	0.5	0.5	1.0	0.9
Net amortization of:
Plan net actuarial losses	0.9	0.9	1.8	1.8
Net periodic pension benefit cost	$0.8	$0.8	$1.7	$1.5
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the six months ended June 30, 2025 or 2024. Employer contributions totaling approximately $3.6 million are expected to be made during the remainder of 2025.
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
Assets and liabilities measured at fair value as of June 30, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$16.4	$—	$16.4
Total asset recurring fair value measurements	—	16.4	—	16.4
Liabilities:
Deferred compensation and other retirement plans	$—	$16.6	$—	$16.6
Total liability recurring fair value measurements	—	16.6	—	16.6
Financial instruments not carried at fair value
Total debt	$—	$2,086.1	$—	$2,086.1
Total financial instruments not carried at fair value	—	2,086.1	—	2,086.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value as of December 31, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	—	17.1	—	17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.4	$—	$17.4
Total liability recurring fair value measurements	—	17.4	—	17.4
Financial instruments not carried at fair value
Total debt	$—	$1,979.3	$—	$1,979.3
Total financial instruments not carried at fair value	—	1,979.3	—	1,979.3
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of June 30, 2025, are the same as those used as of December 31, 2024. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $64.9 million and $66.9 million as of June 30, 2025 and December 31, 2024, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2025, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)
Net earnings	148.2	—	—	—	148.2	—
Other comprehensive income, net	36.6	—	—	—	—	36.6
Repurchase of ordinary shares	(40.0)	—	(0.3)	(5.4)	(34.6)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.51 per share)	(44.0)	—	—	—	(44.0)	—
Balance at March 31, 2025	1,606.9	0.9	86.1	—	1,901.0	(295.0)
Net earnings	159.7	—	—	—	159.7	—
Other comprehensive income (loss), net	90.7	—	—	—	—	90.7
Repurchase of ordinary shares	(40.0)	—	(0.3)	(13.0)	(27.0)	—
Share-based compensation activity	13.0	—	—	13.0	—	—
Dividends to ordinary shareholders ($0.51 per share)	(43.8)	—	—	—	(43.8)	—
Balance at June 30, 2025	$1,786.5	$0.9	85.8	$—	$1,989.9	$(204.3)
The changes in the components of Equity for the six months ended June 30, 2024, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2023	$1,318.3	$0.9	87.5		$1,578.9	$(261.5)
Net earnings	123.8	—	—	—	123.8	—
Other comprehensive loss, net	(24.0)	—	—	—	—	(24.0)
Repurchase of ordinary shares	(40.0)	—	(0.3)	(14.8)	(25.2)	—
Share-based compensation activity	14.8	—	0.2	14.8	—	—
Dividends to ordinary shareholders ($0.48 per share)	(42.0)	—	—	—	(42.0)	—
Balance at March 31, 2024	1,350.9	0.9	87.4	—	1,635.5	(285.5)
Net earnings	155.4	—	—	—	155.4	—
Other comprehensive income, net	(5.1)	—	—	—	—	(5.1)
Repurchase of ordinary shares	(40.0)		(0.3)	(4.1)	(35.9)	—
Share-based compensation activity	5.9	—	—	5.9	—	—
Dividends to ordinary shareholders ($0.48 per share)	(41.8)	—	—	—	(41.8)	—
Balance at June 30, 2024	$1,425.3	$0.9	87.1	$1.8	$1,713.2	$(290.6)
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the six months ended June 30, 2025 the Company paid $80.0 million to repurchase the ordinary shares reflected above on the open market under the Share Repurchase Authorization. As of June 30, 2025, the Company had approximately $160.0 million available under the Share Repurchase Authorization.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive income (loss) before reclassifications	(1.7)	(9.4)	135.9	124.8
Amounts reclassified from accumulated other comprehensive loss(a)	(1.2)	2.4	—	1.2
Tax benefit	0.7	0.6	—	1.3
June 30, 2025	$4.7	$(129.5)	$(79.5)	$(204.3)
The primary change in Accumulated other comprehensive loss for the three months ended June 30, 2025 was Other comprehensive income from Foreign currency items of $96.8 million.
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2024, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2023	$5.6	$(125.9)	$(141.2)	$(261.5)
Other comprehensive (loss) income before reclassifications	0.9	0.8	(32.5)	(30.8)
Amounts reclassified from accumulated other comprehensive loss(a)	(0.3)	2.3	—	2.0
Tax expense	(0.2)	(0.1)	—	(0.3)
June 30, 2024	$6.0	$(122.9)	$(173.7)	$(290.6)
The primary change in Accumulated other comprehensive loss for the three months ended June 30, 2024 was Other comprehensive loss from Foreign currency items of $6.2 million.

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

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Stock options	$1.1	$0.9	$3.4	$3.0
RSUs	3.1	3.6	8.6	9.0
PSUs	2.5	2.0	4.8	4.1
Pre-tax expense	6.7	6.5	16.8	16.1
Tax benefit	(0.6)	(0.7)	(2.0)	(1.6)
After-tax expense	$6.1	$5.8	$14.8	$14.5
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	138,538	$37.72	127,963	$40.92
RSUs	92,232	$127.81	95,773	$128.95
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
Performance Stock
During the six months ended June 30, 2025, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2023, 2024 and 2025, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against, for 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 and 2025, a 50/50 blend of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Interest income	$(3.8)	$(5.0)	$(7.8)	$(8.6)
Foreign currency exchange loss (gain)	0.5	(0.4)	1.5	0.8
Other	(2.0)	0.3	(2.5)	(1.0)
Other income, net	$(5.3)	$(5.1)	$(8.8)	$(8.8)
NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended June 30, 2025 and 2024, were 20.3% and 17.8%, respectively. The increase in the effective income tax rate compared to 2024 is primarily due to the enactment of discrete legislative changes and the unfavorable mix of income earned in higher tax rate jurisdictions.
The effective income tax rates for the six months ended June 30, 2025 and 2024, were 18.0% and 18.3%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to the favorable year over year discrete changes in the amounts recognized for uncertain tax positions, partially offset by the enactment of discrete legislative changes and the unfavorable mix of income earned in higher tax rate jurisdictions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 16 - EARNINGS PER SHARE ("EPS")
Basic EPS is calculated by dividing Net earnings by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case includes shares issuable under share-based compensation plans.
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Weighted-average number of basic shares	86.0	87.3	86.2	87.5
Shares issuable under share-based compensation plans	0.4	0.4	0.4	0.4
Weighted-average number of diluted shares	86.4	87.7	86.6	87.9
At June 30, 2025 and 2024, 0.2 million and 0.3 million stock options, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.
NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three and six months ended June 30, 2025 and 2024, respectively, disaggregated by business segment:

	Three months ended June 30, 2025			Six months ended June 30, 2025
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$783.3	$175.6	$958.9	$1,498.0	$340.4	$1,838.4
Services and software	38.2	24.9	63.1	81.3	44.2	125.5
Total Net revenues	$821.5	$200.5	$1,022.0	$1,579.3	$384.6	$1,963.9

	Three months ended June 30, 2024			Six months ended June 30, 2024
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products (a)	$733.0	$171.7	$904.7	$1,399.8	$337.3	$1,737.1
Services and software (a)	37.7	23.2	60.9	80.2	42.2	122.4
Total Net revenues	$770.7	$194.9	$965.6	$1,480.0	$379.5	$1,859.5
(a) Revenue from access control systems and time, attendance and workforce productivity solutions were reclassified from electronic Products revenue to Services and software revenue to better align with the Company's operations and management reporting. The reclassification had no impact on the timing or amount of revenue recognized. Accordingly, the electronic Products revenue and Services and software revenue for the three and six months ended June 30, 2024 were recast to reflect this change.
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of June 30, 2025 and December 31, 2024, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and six months ended June 30, 2025 and 2024, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of June 30, 2025 and December 31, 2024, contract liabilities related to revenues allocated to remaining performance obligations totaled $46.4 million and $33.2 million, respectively, and are classified as Accrued Expenses and other Current Liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets.

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
Environmental Matters
As of June 30, 2025 and December 31, 2024, the Company had reserves for environmental matters of $23.7 million and $17.8 million, respectively. The total reserve at June 30, 2025 and December 31, 2024, included $9.7 million and $9.9 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at June 30, 2025 and December 31, 2024, was $2.8 million and $2.4 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the six months ended June 30, 2025 or 2024. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2025	2024
Balance at beginning of period	$22.8	$20.7
Reductions for payments	(5.7)	(6.2)
Accruals for warranties issued during the current period	5.7	8.5
Changes to accruals related to preexisting warranties	—	(0.3)
Currency translation	0.7	(0.2)
Balance at end of period	$23.5	$22.5
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.
NOTE 19 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. The Company's chief operating decision maker (the "CODM") is its chief executive officer, who uses segment operating income as the measure of profit and loss to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Allegion Americas
Net revenues	$821.5	$770.7	$1,579.3	$1,480.0
Cost of goods sold	440.7	425.2	853.2	818.4
Selling and administrative expenses	144.2	131.2	278.1	260.3
Segment operating income	$236.6	$214.3	$448.0	$401.3

Allegion International
Net revenues	$200.5	$194.9	$384.6	$379.5
Cost of goods sold	114.8	113.2	221.7	223.5
Selling and administrative expenses	70.0	64.0	135.5	125.3
Segment operating income	$15.7	$17.7	$27.4	$30.7

Reconciliation to earnings before income tax
Segment operating income from reportable segments	$252.3	$232.0	$475.4	$432.0
Unallocated corporate expense	32.6	23.0	59.3	50.9
Interest expense	24.6	25.1	49.3	48.0
Other income, net	(5.3)	(5.1)	(8.8)	(8.8)
Total earnings before income taxes	$200.4	$189.0	$375.6	$341.9

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
Recent Developments
Business and Industry Trends and Outlook
In the second quarter of 2025, we delivered mid-single digit revenue growth compared to the same period in 2024, driven by the Allegion Americas segment, as demand for our non-residential products remains healthy.
Demand for electronic security products has also remained strong and continues to be a long-term growth driver. Macroeconomic conditions in our International markets remain mixed.
Global Trade and Macroeconomic Environment
In the first half of 2025, the U.S. government announced tariffs on imports from several countries from which we manufacture and/or import products and components. We continue to analyze the impact of these actions and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold ("COGS") from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-US countries. Additionally, this could impact future demand.
Acquisitions
The following acquisitions were completed during the six months ended June 30, 2025:
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
On April 2, 2025, the Company, through its subsidiaries, acquired 100% of Trimco Hardware ("Trimco"), a manufacturer of high-performance and custom-designed architectural hardware primarily sold for commercial and institutional markets based in the United States. Trimco is reported in the Company's Allegion Americas segment.
On June 2, 2025, the Company, through its subsidiaries, acquired 100% of Nova Hardware Pty Ltd ("Novas"), an architectural door hardware company based in Australia. Novas is reported in the Company's Allegion International segment.
The following acquisitions were completed in July 2025:
On July 1, 2025, the Company, through its subsidiaries, completed the previously announced acquisition of 100% of ELATEC, including Elatec GmbH and other group entities ("ELATEC"). ELATEC is a leading manufacturer of security and access technology based in Germany. This acquisition helps the Company expand its global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners. The closing purchase price of the acquisition was €330.0 million (approximately $389.0 million), subject to customary working capital adjustments. The Company used cash on hand and borrowings under the Revolving Facility to finance the acquisition. ELATEC will be reported in the Company's Allegion International segment.

On July 2, 2025, the Company, through its subsidiaries, acquired 100% of Gatewise Inc. (“Gatewise"), a provider of smart access control solutions in the U.S. multifamily marketplace based in the United States. Gatewise will be reported in the Company's Allegion Americas segment.
On July 7, 2025, the Company, through its subsidiaries, acquired 100% of Waitwhile Inc. (“Waitwhile"), a software-as-a-service provider that specializes in cloud-based appointment scheduling and queue management based in the United States. Waitwhile will be incorporated into the Company's Allegion Americas segment.
2025 Dividends and Share Repurchases
During the six months ended June 30, 2025, we paid dividends of $1.02 per ordinary share to shareholders and repurchased approximately 0.6 million shares for $80.0 million.
Results of Operations – Three months ended June 30

In millions, except per share amounts	2025	% of revenues	2024	% of revenues
Net revenues	$1,022.0		$965.6
Cost of goods sold	555.5	54.4%	537.3	55.7%
Selling and administrative expenses	246.8	24.1%	219.3	22.7%
Operating income	219.7	21.5%	209.0	21.6%
Interest expense	24.6		25.1
Other income, net	(5.3)		(5.1)
Earnings before income taxes	200.4		189.0
Provision for income taxes	40.7		33.6
Net earnings	159.7		155.4

Diluted net earnings per ordinary share:	$1.85		$1.77
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended June 30, 2025, increased by 5.8%, or $56.4 million, compared with the same period in 2024, due to the following:

Pricing	2.6%
Volume	0.6%
Acquisitions	1.9%
Currency exchange rates	0.7%
Total	5.8%
The increase in Net revenues was driven by improved pricing, favorable impact from acquisitions, favorable foreign currency exchange rate movements, and higher volumes.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended June 30, 2025, increased $10.7 million compared to the same period in 2024. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended June 30, 2025, decreased to 21.5% from 21.6% for the same period in 2024, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$209.0	21.6%
Inflation and investment spending in excess of pricing and productivity	(5.3)	(1.1)%
Volume / product mix	10.5	1.0%
Acquisitions	4.5	0.1%
Currency exchange rates	3.6	0.2%
Acquisition / integration / restructuring expenses	(2.6)	(0.3)%
June 30, 2025	$219.7	21.5%
The increase in Operating income was driven by favorable volume/product mix, the favorable impact from acquisitions, and favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses. These increases were partially offset by higher inflation and investment spending in excess of pricing and productivity and higher acquisition, integration and restructuring expenses.
The decrease in Operating margin was driven by higher inflation and investment spending in excess of pricing and productivity and higher acquisition, integration and restructuring expenses. These decreases were partially offset by favorable volume/product mix, the favorable impact from acquisitions, and favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses.
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
Interest Expense
Interest expense for the three months ended June 30, 2025, decreased $0.5 million compared with the same period in 2024, primarily due to lower outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other income, net for the three months ended June 30 were as follows:

In millions	2025	2024
Interest income	$(3.8)	$(5.0)
Foreign currency exchange loss	0.5	(0.4)
Other	(2.0)	0.3
Other income, net	$(5.3)	$(5.1)
Provision for Income Taxes
The effective income tax rates for the three months ended June 30, 2025 and 2024, were 20.3% and 17.8%, respectively. The increase in the effective income tax rate compared to 2024 is primarily due to the enactment of discrete legislative changes and the unfavorable mix of income earned in higher tax rate jurisdiction.

Results of Operations – Six months ended June 30

In millions, except per share amounts	2025	% of revenues	2024	% of revenues
Net revenues	$1,963.9		$1,859.5
Cost of goods sold	1,074.9	54.7%	1,039.8	55.9%
Selling and administrative expenses	472.9	24.1%	438.6	23.6%
Operating income	416.1	21.2%	381.1	20.5%
Interest expense	49.3		48.0
Other income, net	(8.8)		(8.8)
Earnings before income taxes	375.6		341.9
Provision for income taxes	67.7		62.7
Net earnings	$307.9		$279.2

Diluted net earnings per ordinary share:	$3.56		$3.18
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the six months ended June 30, 2025, increased by 5.6%, or $104.4 million, compared with the same period in 2024, due to the following:

Pricing	1.9%
Volume	1.7%
Acquisitions	2.1%
Currency exchange rates	(0.1)%
Total	5.6%
The increase in Net revenues was driven by the favorable impact from acquisitions, improved pricing, and higher volumes, which was partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the six months ended June 30, 2025, increased $35.0 million compared to the same period in 2024. Operating margin for the six months ended June 30, 2025, increased to 21.2% from 20.5% for the same period in 2024, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$381.1	20.5%
Inflation and investment spending in excess of pricing and productivity	(5.7)	(0.7)%
Volume / product mix	28.1	1.1%
Acquisitions	9.6	0.1%
Currency exchange rates	5.4	0.3%
Acquisition / integration / restructuring expenses	(2.4)	(0.1)%
June 30, 2025	$416.1	21.2%
The increase in Operating income and Operating margin was driven by favorable volume/product mix, the favorable impact from acquisitions, and favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses. These increases were partially offset by higher inflation and investment spending in excess of pricing and productivity, and higher acquisition, integration and restructuring expenses.
Interest Expense
Interest expense for the six months ended June 30, 2025, increased $1.3 million compared with the same period in 2024, primarily due to higher interest rates on outstanding indebtedness compared to the same period in the prior year.

Other Income, net
The components of Other income, net for the six months ended June 30 were as follows:

In millions	2025	2024
Interest income	$(7.8)	$(8.6)
Foreign currency exchange loss	1.5	0.8
Other	(2.5)	(1.0)
Other income, net	$(8.8)	$(8.8)
Provision for Income Taxes
The effective income tax rates for the six months ended June 30, 2025 and 2024, were 18.0% and 18.3%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to the favorable year over year discrete changes in the amounts recognized for uncertain tax positions, partially offset by the enactment of discrete legislative changes and the unfavorable mix of income earned in higher tax rate jurisdictions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and six months ended June 30:

	Three months ended			Six months ended
In millions	2025	2024	% Change	2025	2024	% Change
Net revenues
Allegion Americas	$821.5	$770.7	6.6%	$1,579.3	$1,480.0	6.7%
Allegion International	200.5	194.9	2.9%	384.6	379.5	1.3%
Total	$1,022.0	$965.6		$1,963.9	$1,859.5

Segment operating income
Allegion Americas	$236.6	$214.3	10.4%	$448.0	$401.3	11.6%
Allegion International	15.7	17.7	(11.3)%	27.4	30.7	(10.7)%
Total	$252.3	$232.0		$475.4	$432.0

Segment operating margin
Allegion Americas	28.8%	27.8%		28.4%	27.1%
Allegion International	7.8%	9.1%		7.1%	8.1%
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

Net Revenues
Net revenues for the three months ended June 30, 2025, increased by 6.6%, or $50.8 million, compared to the same period in 2024, due to the following:

Pricing	3.0%
Volume	1.5%
Acquisitions	2.1%
Total	6.6%
The increase in Net revenues was driven by improved pricing, the favorable impact of acquisitions, and higher volumes.
Net revenues from non-residential products for the three months ended June 30, 2025, increased by a high-single digits percent compared to the same period in the prior year, as demand for our products remains healthy. We currently anticipate growth in revenues from our non-residential products for the remainder of 2025.
Net revenues from residential products for the three months ended June 30, 2025, decreased by a mid-single digits percent compared to the same period in the prior year as a result of softer residential markets. Given current market conditions around new construction and existing home sales, we expect continued softness in our residential business in 2025.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended June 30, 2025, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a low double-digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2025.
Net revenues for the six months ended June 30, 2025, increased by 6.7%, or $99.3 million, compared to the same period in 2024, due to the following:

Pricing	2.1%
Volume	2.6%
Acquisitions	2.2%
Currency exchange rates	(0.2)%
Total	6.7%
The increase in Net revenues was driven by higher volumes, the favorable impact of acquisitions, and improved pricing, partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products for the six months ended June 30, 2025, increased by a high-single digits percent compared to the same period in the prior year, as demand for our products remains healthy.
Net revenues from residential products for the six months ended June 30, 2025, decreased by a mid-single digits percent compared to the same period in the prior year as a result of softer residential markets.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the six months ended June 30, 2025, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a low double-digits percent compared to the same period in the prior year.
Operating income/margin
Segment operating income for the three months ended June 30, 2025, increased $22.3 million compared to the same period in 2024, and Segment operating margin for the three months ended June 30, 2025, increased to 28.8% from 27.8%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$214.3	27.8%
Pricing and productivity in excess of inflation and investment spending	0.3	(0.8)%
Volume / product mix	12.9	1.2%
Currency exchange rates	2.1	0.3%
Acquisitions	4.1	(0.1)%
Acquisition / integration / restructuring expenses	2.9	0.4%
June 30, 2025	$236.6	28.8%
The increase in Segment operating income was primarily driven by favorable volume/product mix, the favorable impact of recent acquisitions, lower acquisition, integration, and restructuring expenses, favorable foreign currency exchange rate movements, and higher pricing and productivity in excess of inflation and investment spending.
The increase in Segment operating margin was primarily driven by favorable volume/product mix, lower acquisition, integration, and restructuring expenses, and favorable foreign currency exchange rate movements. These increases were partially offset by the impact to Segment operating margin from inflation and investment spending which exceeded the impact to Segment operating margin from pricing and productivity improvements, and the unfavorable impact to Segment operating margin from recent acquisition activity.
The currency impact above is primarily due to the strengthening of the U.S. dollar versus the Mexican peso compared to the prior year.
Segment operating income for the six months ended June 30, 2025, increased $46.7 million compared to the same period in 2024, and Segment operating margin for the six months ended June 30, 2025, increased to 28.4% from 27.1%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$401.3	27.1%
Inflation and investment spending in excess of pricing and productivity	(0.6)	(0.6)%
Volume / product mix	29.9	1.3%
Currency exchange rates	5.0	0.4%
Acquisitions	8.8	—%
Acquisition / integration / restructuring expenses	3.6	0.2%
June 30, 2025	$448.0	28.4%
The increase in Segment operating income and Segment operating margin was primarily driven by favorable volume/product mix, the favorable impact of recent acquisitions, favorable foreign currency exchange rate movements, and lower acquisition, integration, and restructuring expenses. These increases were partially offset by inflation and investment spending in excess of pricing and productivity. The currency impact above is primarily due to the strengthening of the U.S. dollar versus the Mexican peso compared to the prior year.
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
Net Revenues
Net revenues for the three months ended June 30, 2025, increased by 2.9%, or $5.6 million, compared to the same period in 2024, due to the following:

Pricing	1.0%
Volume	(3.2)%
Acquisitions	1.1%
Currency exchange rates	4.0%
Total	2.9%

The increase in Net revenues was primarily driven by favorable foreign currency exchange rate movements, favorable impact from acquisitions, and improved pricing, which was partially offset by lower volumes.
Net revenues for the six months ended June 30, 2025, increased by 1.3%, or $5.1 million, compared to the same period in 2024, due to the following:

Pricing	1.0%
Volume	(1.7)%
Acquisitions	1.4%
Currency exchange rates	0.6%
Total	1.3%
The increase in Net revenues was primarily driven by favorable impact from acquisitions, improved pricing, and favorable foreign currency exchange rate movements, which was partially offset by lower volumes.
Operating income/margin
Segment operating income for the three months ended June 30, 2025, decreased $2.0 million compared to the same period in 2024, and Segment operating margin for the three months ended June 30, 2025, decreased to 7.8% from 9.1%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$17.7	9.1%
Pricing and productivity in excess of inflation and investment spending	3.2	1.5%
Volume / product mix	(2.4)	(1.0)%
Currency exchange rates	1.3	0.4%
Acquisitions	0.4	0.1%
Acquisition / integration / restructuring expenses	(4.5)	(2.3)%
June 30, 2025	$15.7	7.8%
The decrease in Segment operating income and Segment operating margin was primarily driven by higher acquisition, integration and restructuring expenses, and the unfavorable impact from volume/product mix. These decreases were partially offset by pricing and productivity in excess of inflation and investment spending, the favorable impact from foreign currency exchange rate movements, and recent acquisitions.
Segment operating income for the six months ended June 30, 2025, decreased $3.3 million compared to the same period in 2024, and Segment operating margin for the six months ended June 30, 2025, decreased to 7.1% from 8.1%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2024	$30.7	8.1%
Pricing and productivity in excess of inflation and investment spending	2.6	0.6%
Volume / product mix	(1.8)	(0.3)%
Currency exchange rates	0.4	—%
Acquisitions	0.8	0.1%
Acquisition / integration / restructuring expenses	(5.3)	(1.4)%
June 30, 2025	$27.4	7.1%
The decrease in Segment operating income and Segment operating margin was primarily driven by higher acquisition, integration and restructuring expenses, and the unfavorable impact from volume/product mix. These decreases were partially offset by pricing and productivity in excess of inflation and investment spending, recent acquisitions, and the favorable impact from foreign currency exchange rate movements.
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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of June 30, 2025, approximately 87% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of June 30, 2025, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by operating activities	$314.2	$224.1
Net cash used in investing activities	(82.6)	(166.0)
Net cash (used in) provided by financing activities	(99.2)	228.2
Operating Activities: Net cash provided by operating activities during the six months ended June 30, 2025, increased $90.1 million compared to the same period in 2024, primarily driven by less cash used for working capital and higher net earnings.
Investing Activities: Net cash used in investing activities during the six months ended June 30, 2025, decreased $83.4 million compared to the same period in 2024, primarily due to less cash used for acquisitions and lower capital expenditures.
Financing Activities: Net cash provided by financing activities during the six months ended June 30, 2025, decreased $327.4 million compared to the same period in 2024, primarily due to less proceeds from the issuance of debt.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2025	December 31, 2024
Term Facility	$203.1	$212.5
Revolving Facility	76.0	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Total borrowings outstanding	2,079.1	2,012.5
Discounts and debt issuance costs, net	(11.9)	(13.0)
Total debt	2,067.2	1,999.5
Less current portion of long-term debt	24.9	21.9
Total long-term debt	$2,042.3	$1,977.6
We have an unsecured credit agreement in place, consisting of a $250.0 million term loan facility (the “Term Facility”), of which $203.1 million was outstanding at June 30, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which $76.0 million was outstanding at June 30, 2025. On July 3, 2025, the Company borrowed an additional $72.0 million on the Revolving Facility. Borrowings on the Revolving Facility were used to primarily fund previously announced acquisitions.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $12.5 million for the remainder of 2025 and $190.6 million in 2026. We repaid $9.4 million of principal on the Term Facility during the six months ended June 30, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. We had $18.7 million of letters of credit outstanding at June 30, 2025. Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At June 30, 2025, our outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.552%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio as defined in the credit agreement. As of June 30, 2025, we were in compliance with all applicable covenants under the credit agreement.
As of June 30, 2025, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2025, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Selected Condensed Statement of Comprehensive Income Information

	Six months ended June 30, 2025		Year ended December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(4.5)	(0.1)	(7.8)	(0.1)
Equity earnings in affiliates, net of tax	336.7	217.0	669.6	421.4
Transactions with related parties and subsidiaries(a)	(9.9)	(45.0)	(31.4)	(87.3)
Net earnings	307.9	157.2	597.5	311.4
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	June 30, 2025		December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.2	$684.1	$0.1	$932.8
Total current assets	3.7	715.4	10.0	954.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	33.4	1,299.7	—	1,296.5
Total noncurrent assets	1,825.3	1,415.2	1,792.9	1,399.7
Current liabilities:
Amounts due to related parties and subsidiaries	$6.1	$806.3	$12.1	$801.4
Total current liabilities	49.5	832.2	48.0	824.2
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	486.3	2,377.6	472.4	2,756.6
Total noncurrent liabilities	1,106.4	3,775.6	1,061.1	4,145.8
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
Management believes there have been no significant changes during the six months ended June 30, 2025, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
Refer to Note 2 in our Condensed and Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

Forward-Looking Statements
Certain statements in this report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "aim," "projected," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "scheduled," "targets," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
April 1 - April 30	7	$137.93	7	$199,071
May 1 - May 31	141	142.07	141	179,061
June 1 - June 30	136	139.43	136	160,019
Total	284	140.68	284	160,019
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
Item 5 - Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

ALLEGION PLC (Registrant)

Date:	July 24, 2025	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 24, 2025	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer