Form 10-Q
period 2025-09-30
Allegion plc
filed 2025-10-23
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Unit No. 233
The Capel Building
Mary's Abbey
Dublin 7
Ireland	D07 X324
(Address of principal executive offices)	(Zip Code)
+(353) (1) 6833399
(Registrant’s telephone number, including area code)
Block D, Iveagh Court, Harcourt Road, Dublin, Ireland D02 VH94
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 21, 2025 was 86,031,953.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net revenues	$1,070.2	$967.1	$3,034.1	$2,826.6
Cost of goods sold	580.4	535.0	1,655.3	1,574.8
Selling and administrative expenses	256.0	217.1	728.9	655.7
Operating income	233.8	215.0	649.9	596.1
Interest expense	26.6	28.8	75.9	76.8
Other income, net	(1.7)	(8.4)	(10.5)	(17.2)
Earnings before income taxes	208.9	194.6	584.5	536.5
Provision for income taxes	20.5	20.4	88.2	83.1
Net earnings	$188.4	$174.2	$496.3	$453.4
Earnings per share:
Basic net earnings	$2.19	$2.00	$5.76	$5.19
Diluted net earnings	$2.18	$1.99	$5.73	$5.16
Weighted-average shares outstanding:
Basic	85.9	87.1	86.1	87.3
Diluted	86.5	87.6	86.6	87.8

Total comprehensive income	$178.3	$215.5	$613.5	$465.6
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$302.7	$503.8
Accounts and notes receivable, net	501.0	418.9
Inventories	524.9	423.0
Other current assets	75.0	76.6
Total current assets	1,403.6	1,422.3
Property, plant and equipment, net	424.1	385.3
Goodwill	1,901.1	1,489.4
Intangible assets, net	836.4	569.0
Other noncurrent assets	660.1	621.8
Total assets	$5,225.3	$4,487.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$258.3	$258.0
Accrued expenses and other current liabilities	506.1	417.0
Short-term borrowings and current maturities of long-term debt	28.2	21.9
Total current liabilities	792.6	696.9
Long-term debt	2,059.5	1,977.6
Other noncurrent liabilities	426.6	312.6
Total liabilities	3,278.7	2,987.1
Equity:
Ordinary shares, $0.01 par value (86,031,817 and 86,254,744 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	0.9	0.9
Capital in excess of par value	25.6	—
Retained earnings	2,134.5	1,831.4
Accumulated other comprehensive loss	(214.4)	(331.6)
Total equity	1,946.6	1,500.7
Total liabilities and equity	$5,225.3	$4,487.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$496.3	$453.4
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	98.6	89.3
Changes in assets and liabilities and other non-cash items	(51.2)	(86.7)
Net cash provided by operating activities	543.7	456.0
Cash flows from investing activities:
Capital expenditures	(58.5)	(68.0)
Acquisition of businesses, net of cash acquired	(594.0)	(121.2)
Other investing activities, net	3.2	(1.0)
Net cash used in investing activities	(649.3)	(190.2)
Cash flows from financing activities:
Debt repayments	(216.7)	(10.1)
Proceeds from Revolving Facility	300.0	—
Proceeds from issuance of senior notes	—	400.0
Net proceeds from debt	83.3	389.9
Debt financing costs	—	(6.9)
Dividends paid to ordinary shareholders	(131.4)	(125.6)
Repurchase of ordinary shares	(80.0)	(120.0)
Other financing activities, net	12.9	9.9
Net cash (used in) provided by financing activities	(115.2)	147.3
Effect of exchange rate changes on cash and cash equivalents	19.7	(2.3)
Net (decrease) increase in cash and cash equivalents	(201.1)	410.8
Cash and cash equivalents - beginning of period	503.8	468.1
Cash and cash equivalents - end of period	$302.7	$878.9
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
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which allows entities to elect a practical expedient election that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606, This guidance will be effective for annual and interim periods beginning after December 15, 2025. This ASU is to be applied prospectively. The Company is currently evaluating the impact this ASU will have on the Company's Consolidated Financial Statements.
In July 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which removes references to prescriptive and sequential software development stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for annual and interim periods beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on the Company's Consolidated Financial Statements.

NOTE 3 - ACQUISITIONS
2025
The following acquisitions were completed during the nine months ended September 30, 2025:
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
ELATEC
On July 1, 2025, the Company, through its subsidiaries, acquired 100% of ELATEC, including Elatec GmbH and other group entities ("ELATEC"). ELATEC is a manufacturer of security and access technology based in Germany. This acquisition helps the Company expand its global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners. The closing purchase price of the acquisition was €330.0 million (approximately $389.0 million), subject to customary working capital adjustments. The Company used cash on hand and borrowings under the Revolving Facility to finance the acquisition. ELATEC is reported in the Company's Allegion International segment.
Gatewise
On July 2, 2025, the Company, through its subsidiaries, acquired 100% of Gatewise Inc. (“Gatewise"), a provider of smart access control solutions in the U.S. multifamily marketplace based in the United States. Gatewise is reported in the Company's Allegion Americas segment.
Waitwhile
On July 7, 2025, the Company, through its subsidiaries, acquired 100% of Waitwhile Inc. (“Waitwhile"), a software-as-a-service provider that specializes in cloud-based appointment scheduling and queue management based in the United States. Waitwhile is reported in the Company's Allegion Americas segment.
UAP
On August 1, 2025, the Company, through its subsidiaries, acquired 100% of UAP Group Limited (“UAP"), a security solutions provider based in the United Kingdom. UAP is reported in the Company's Allegion International segment.
Brisant
On August 12, 2025, the Company, through its subsidiaries, acquired 100% of Brisant Secure Limited (“Brisant"), a security hardware provider based in the United Kingdom. Brisant is reported in the Company's Allegion International segment.
The aggregate consideration for these acquisitions was approximately $628.4 million (net of cash acquired), including the aggregate fair value of earnout contingent consideration. The Company currently estimates the fair value of contingent consideration to be approximately $30.3 million and becomes payable at certain dates through 2028 if certain conditions are achieved. These acquisitions were accounted for as business combinations and were funded with available cash on hand and borrowings under the Revolving Facility.
The following table summarizes the preliminary allocation of the aggregate purchase price for these acquisitions, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$47.8
Property, plant and equipment and other noncurrent assets	23.2
Goodwill	366.1
Intangible assets	279.4
Deferred tax liabilities related to acquired intangible assets	(71.7)
Other noncurrent liabilities	(16.4)
Total net assets acquired and liabilities assumed	$628.4
The valuations of assets acquired and liabilities assumed had not been finalized as of September 30, 2025, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
valuations will occur no later than one year from the acquisition dates as required by GAAP. Intangible assets recognized as of the acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted average useful life (in years)
Completed technologies/patents	$39.8	11
Customer relationships	192.0	20
Trade names (finite-lived)	47.6	14
Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of the goodwill related to these acquisitions is not expected to be deductible for tax purposes.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024 is subject to change, and reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2024:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Net revenues	$1,077.3	$1,011.1	$3,120.6	$2,953.9
Net earnings	193.7	173.1	499.5	441.9
The unaudited pro forma financial information is presented for informational purposes only and is not intended to be indicative of results of operations that would have occurred had the pro forma events taken place on the date indicated or the future consolidated results of operations of the combined company. The unaudited pro forma financial information does not reflect any synergies or other strategic benefits as a result of the acquisitions. The unaudited pro forma financial information is required under GAAP, and has been calculated after applying the Company's accounting policies and adjusting the historical financial results to reflect additional items directly attributable to the acquisitions that would have been incurred assuming the acquisitions had occurred on January 1, 2024, including amortization of acquired intangible assets, interest costs for debt to fund the acquisitions, and acquisition and integration costs.
The following financial information reflects the Net revenues and Earnings before income tax generated by the businesses since the acquisition dates included within the Company's Condensed and Consolidated Statements of Comprehensive Income:

In millions	Three months ended September 30, 2025	Nine months ended September 30, 2025
Net revenues	$38.0	$47.6
Earnings before income tax	2.3	3.7
The following acquisitions were completed during the nine months ended September 30, 2024:
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
The aggregate consideration for these acquisitions was approximately $132.1 million (net of cash acquired), including the fair value of contingent consideration, which the Company estimated to be approximately $10.5 million at the various applicable acquisition dates. These acquisitions were accounted for as business combinations and were funded with available cash on hand.
The following table for these 2024 acquisitions summarizes the allocation of the aggregate purchase price, which includes cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$7.2
Property, plant and equipment	3.0
Goodwill	62.5
Intangible assets	70.5
Other noncurrent liabilities	(11.1)
Total net assets acquired and liabilities assumed	$132.1
Intangible assets recognized for these 2024 acquisitions as of the various acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted average useful life (in years)
Completed technologies/patents	$14.3	15
Customer relationships	30.6	16
Trade names (finite-lived)	15.3	15
Backlog revenue	10.3	1
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	September 30, 2025	December 31, 2024
Raw materials	$237.7	$196.9
Work-in-process	53.8	48.2
Finished goods	233.4	177.9
Total	$524.9	$423.0
NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025, were as follows:

In millions	Allegion Americas	Allegion International	Total (1)
December 31, 2024	$1,185.9	$303.5	$1,489.4
Acquisitions and adjustments	79.9	288.4	368.3
Currency translation	4.4	39.0	43.4
September 30, 2025	$1,270.2	$630.9	$1,901.1
(1) Accumulated impairment for the International segment was $573.6 million as of September 30, 2025 and December 31, 2024. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the nine months ended September 30, 2025 and 2024.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$120.6	$(51.6)	$69.0	$76.6	$(41.7)	$34.9
Customer relationships	773.6	(244.4)	529.2	542.7	(201.5)	341.2
Trade names (finite-lived)	210.5	(114.1)	96.4	151.3	(91.4)	59.9
Other	82.0	(47.3)	34.7	91.8	(59.9)	31.9
Total finite-lived intangible assets	1,186.7	$(457.4)	729.3	862.4	$(394.5)	467.9
Trade names (indefinite-lived)	107.1		107.1	101.1		101.1
Total	$1,293.8		$836.4	$963.5		$569.0

Intangible asset amortization expense was $53.0 million and $48.0 million for the nine months ended September 30, 2025 and 2024, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $73.4 million for full year 2025, $71.6 million for 2026, $64.5 million for 2027, $55.6 million for 2028 and $52.5 million for 2029.
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2025	December 31, 2024
Term Facility	$196.9	$212.5
Revolving Facility	99.0	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other short term borrowings	3.2	—
Total borrowings outstanding	2,099.1	2,012.5
Discounts and debt issuance costs, net	(11.4)	(13.0)
Total debt	2,087.7	1,999.5
Less current portion of long-term debt	28.2	21.9
Total long-term debt	$2,059.5	$1,977.6
Unsecured Credit Facilities
The Company has an unsecured credit agreement consisting of a $250.0 million term loan facility (the “Term Facility”), of which $196.9 million was outstanding at September 30, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which $99.0 million was outstanding at September 30, 2025. The Credit Facilities are unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. ("Allegion US Hold Co"), the Company's wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company ("Allegion Ireland DAC"), the Company's wholly-owned subsidiary.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $6.3 million for the remainder of 2025 and $190.6 million in 2026. The Company repaid $15.6 million of principal on the Term Facility during the nine months ended September 30, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. The Company had $18.7 million of letters of credit outstanding at September 30, 2025. Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2025, the Company's outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
rate of 5.388%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Credit Facilities require the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2025, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of September 30, 2025, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company's existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company's existing and future senior unsecured indebtedness. As of September 30, 2025, the Company was in compliance with all applicable covenants under the Senior Notes.
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $349.4 million and $167.2 million at September 30, 2025 and December 31, 2024, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of September 30, 2025 or December 31, 2024. Currency derivatives designated as cash flow hedges did not have a material impact to Net earnings, Other comprehensive income, or the Condensed and Consolidated Statements of Cash Flows during the nine months ended September 30, 2025 and 2024, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At September 30, 2025, the maximum term of the Company’s currency derivatives was less than one year.
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
NOTE 9 - LEASES
Total rental expense for the nine months ended September 30, 2025 and 2024, was $51.5 million and $48.3 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use ("ROU") asset or lease liability totaled $12.3 million for the nine months ended September 30, 2025 and 2024. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		September 30, 2025			December 31, 2024
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$122.5	$45.2	$167.7	$107.1	$40.6	$147.7
Lease liability - current	Accrued expenses and other current liabilities	23.1	18.1	41.2	19.8	16.9	36.7
Lease liability - noncurrent	Other noncurrent liabilities	103.9	26.9	130.8	91.0	23.5	114.5

Other information:
Weighted-average remaining term (years)		10.7	2.9		11.2	2.9
Weighted-average discount rate		5.3%	5.9%		5.2%	5.8%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2025			2024
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$20.4	$18.8	$39.2	$18.9	$17.1	$36.0
ROU assets obtained in exchange for new lease liabilities	14.3	12.4	26.7	11.0	14.6	25.6
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2025 and for each of the years thereafter as of September 30, 2025, are as follows:

In millions	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Real estate leases	$7.4	$28.4	$24.0	$16.0	$11.3	$83.6	$170.7
Equipment leases	5.7	18.6	13.2	7.7	3.2	0.5	48.9
Total	$13.1	$47.0	$37.2	$23.7	$14.5	$84.1	$219.6
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2025, is due to imputed interest of $47.6 million.
NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	2.9	2.9	8.6	8.7
Expected return on plan assets	(3.8)	(3.7)	(11.4)	(11.3)
Administrative costs and other	0.2	0.2	0.8	0.8
Net amortization of:
Prior service costs	—	—	0.1	0.1
Plan net actuarial losses	0.3	0.3	0.9	0.7
Net periodic pension benefit income	$(0.2)	$(0.1)	$(0.4)	$(0.4)

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Non-U.S.
	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Service cost	$0.5	$0.4	$1.5	$1.3
Interest cost	3.0	3.0	9.1	9.0
Expected return on plan assets	(4.1)	(4.0)	(12.3)	(12.1)
Administrative costs and other	0.5	0.4	1.5	1.3
Net amortization of:
Prior service costs	—	0.1	—	0.1
Plan net actuarial losses	0.9	0.8	2.7	2.6
Net periodic pension benefit cost	$0.8	$0.7	$2.5	$2.2
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the nine months ended September 30, 2025 or 2024. Employer contributions totaling approximately $3.6 million are expected to be made during the remainder of 2025.
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
Assets and liabilities measured at fair value as of September 30, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	$—	$17.1	$—	$17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.5	$—	$17.5
Total liability recurring fair value measurements	$—	$17.5	$—	$17.5
Financial instruments not carried at fair value
Total debt	$—	$2,125.8	$—	$2,125.8
Total financial instruments not carried at fair value	$—	$2,125.8	$—	$2,125.8

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of September 30, 2025, are the same as those used as of December 31, 2024. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $67.3 million and $66.9 million as of September 30, 2025 and December 31, 2024, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2025, were as follows:

		Allegion plc shareholders' equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)
Net earnings	148.2	—	—	—	148.2	—
Other comprehensive income, net	36.6	—	—	—	—	36.6
Repurchase of ordinary shares	(40.0)	—	(0.3)	(5.4)	(34.6)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.51 per share)	(44.0)	—	—	—	(44.0)	—
Balance at March 31, 2025	1,606.9	0.9	86.1	—	1,901.0	(295.0)
Net earnings	159.7	—	—	—	159.7	—
Other comprehensive income, net	90.7	—	—	—	—	90.7
Repurchase of ordinary shares	(40.0)	—	(0.3)	(13.0)	(27.0)	—
Share-based compensation activity	13.0	—	—	13.0	—	—
Dividends to ordinary shareholders ($0.51 per share)	(43.8)	—	—	—	(43.8)	—
Balance at June 30, 2025	1,786.5	0.9	85.8	—	1,989.9	(204.3)
Net earnings	188.4	—	—	—	188.4	—
Other comprehensive loss, net	(10.1)	—	—	—	—	(10.1)
Share-based compensation activity	25.6	—	0.2	25.6	—	—
Dividends to ordinary shareholders ($0.51 per share)	(43.8)	—	—	—	(43.8)	—
Balance at September 30, 2025	$1,946.6	$0.9	86.0	$25.6	$2,134.5	$(214.4)

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
In June 2023, the Company’s Board of Directors (the "Board") reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the "Share Repurchase Authorization"). During the nine months ended September 30, 2025 the Company paid $80.0 million to repurchase the ordinary shares reflected above on the open market under the Share Repurchase Authorization. As of September 30, 2025, the Company had approximately $160.0 million available under the Share Repurchase Authorization.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive income (loss) before reclassifications	(1.7)	(4.7)	122.1	115.7
Amounts reclassified from accumulated other comprehensive loss(a)	(0.5)	3.4	—	2.9
Tax benefit (expense)	0.4	(1.8)	—	(1.4)
September 30, 2025	$5.1	$(126.2)	$(93.3)	$(214.4)
The primary change in Accumulated other comprehensive loss for the three months ended September 30, 2025 was Other comprehensive loss from Foreign currency items of $13.8 million.
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
The primary change in Accumulated other comprehensive loss for the three months ended September 30, 2024 was Other comprehensive income from Foreign currency items of $45.9 million.

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

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Stock options	$1.1	$0.9	$4.5	$4.0
RSUs	2.9	3.1	11.5	12.1
PSUs	2.7	2.0	7.5	6.0
Pre-tax expense	6.7	6.0	23.5	22.1
Tax benefit	(0.6)	(0.6)	(2.6)	(2.2)
After-tax expense	$6.1	$5.4	$20.9	$19.9
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	144,504	$37.72	135,906	$40.92
RSUs	97,353	$129.47	103,564	$129.48

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
Performance Stock
During the nine months ended September 30, 2025, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2023, 2024 and 2025, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against, for 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 and 2025, a 50/50 blend of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Interest income	$(2.5)	$(8.3)	$(10.3)	$(16.9)
Foreign currency exchange loss (gain)	1.2	(0.5)	2.7	0.3
Other	(0.4)	0.4	(2.9)	(0.6)
Other income, net	$(1.7)	$(8.4)	$(10.5)	$(17.2)
NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2025 and 2024, were 9.8% and 10.5%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to a tax benefit related to the enactment of a tax legislative change, partially offset by the unfavorable year over year changes in amounts recognized for uncertain tax positions.
The effective income tax rates for the nine months ended September 30, 2025 and 2024, were 15.1% and 15.5%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to a tax benefit related to the enactment of a tax legislative change, partially offset by the unfavorable year over year changes in amounts recognized for uncertain tax positions.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Weighted-average number of basic shares	85.9	87.1	86.1	87.3
Shares issuable under share-based compensation plans	0.6	0.5	0.5	0.5
Weighted-average number of diluted shares	86.5	87.6	86.6	87.8
At September 30, 2025 and 2024, 0.2 million and 0.3 million stock options, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.
NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three and nine months ended September 30, 2025 and 2024, respectively, disaggregated by business segment:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$799.6	$197.5	$997.1	$2,297.6	$537.9	$2,835.5
Services and software	44.4	28.7	73.1	125.7	72.9	198.6
Total Net revenues	$844.0	$226.2	$1,070.2	$2,423.3	$610.8	$3,034.1

	Three months ended September 30, 2024			Nine months ended September 30, 2024
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products (a)	$744.6	$162.1	$906.7	$2,144.4	$499.4	$2,643.8
Services and software (a)	37.8	22.6	60.4	118.0	64.8	182.8
Total Net revenues	$782.4	$184.7	$967.1	$2,262.4	$564.2	$2,826.6
(a) Revenue from access control systems and time, attendance and workforce productivity solutions were reclassified from electronic Products revenue to Services and software revenue to better align with the Company's operations and management reporting. The reclassification had no impact on the timing or amount of revenue recognized. Accordingly, the electronic Products revenue and Services and software revenue for the three and nine months ended September 30, 2024 were recast to reflect this change.
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of September 30, 2025 and December 31, 2024, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and nine months ended September 30, 2025 and 2024, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of September 30, 2025 and December 31, 2024, contract liabilities related to revenues allocated to remaining performance obligations totaled $46.2 million and $33.2 million, respectively, and are classified as Accrued Expenses and other Current Liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets. The Company's total current contract liabilities related to revenues as of September 30, 2025 and December 31, 2024 totaled $41.0 million and $28.1 million, respectively, and the remainder was classified as noncurrent.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 18 - COMMITMENTS AND CONTINGENCIES
The Company is involved in various litigation, claims and administrative proceedings, including those related to environmental and product warranty matters, and the Company also has certain contractual obligations requiring minimum purchases. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
Environmental Matters
As of September 30, 2025 and December 31, 2024, the Company had reserves for environmental matters of $23.1 million and $17.8 million, respectively. The total reserve at September 30, 2025 and December 31, 2024, included $9.4 million and $9.9 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2025 and December 31, 2024, was $4.6 million and $2.4 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the nine months ended September 30, 2025 or 2024. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2025	2024
Balance at beginning of period	$22.8	$20.7
Reductions for payments	(8.8)	(10.4)
Accruals for warranties issued during the current period	8.8	11.6
Changes to accruals related to preexisting warranties	—	(0.6)
Acquisitions	1.7	—
Currency translation	0.6	0.1
Balance at end of period	$25.1	$21.4
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.
Contractual Obligations
As of September 30, 2025, the Company has arrangements with certain software and information technology service providers that require future minimum purchases of $72.9 million over the remainder of 2025 through 2029.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Allegion Americas
Net revenues	$844.0	$782.4	$2,423.3	$2,262.4
Cost of goods sold	456.0	431.4	1,309.2	1,249.8
Selling and administrative expenses	145.6	129.9	423.7	390.2
Segment operating income	$242.4	$221.1	$690.4	$622.4

Depreciation and amortization	20.4	18.7	59.2	55.7

Allegion International
Net revenues	$226.2	$184.7	$610.8	$564.2
Cost of goods sold	124.4	104.8	346.1	328.3
Selling and administrative expenses	82.1	62.0	217.6	187.3
Segment operating income	$19.7	$17.9	$47.1	$48.6

Depreciation and amortization	15.0	10.4	36.2	30.8

Reconciliation to earnings before income tax
Segment operating income from reportable segments	$262.1	$239.0	$737.5	$671.0
Unallocated corporate expense	28.3	24.0	87.6	74.9
Interest expense	26.6	28.8	75.9	76.8
Other income, net	(1.7)	(8.4)	(10.5)	(17.2)
Total earnings before income taxes	$208.9	$194.6	$584.5	$536.5

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
Recent Developments
Business and Industry Trends and Outlook
In the third quarter of 2025, we delivered low-double digit revenue growth compared to the same period in 2024, driven by favorable pricing and volume growth in the Allegion Americas and Allegion International segments, as well as the impact from acquisitions made during the year.
Demand for electronic security products has also remained strong and continues to be a long-term growth driver. Macroeconomic conditions in our International markets remain mixed.
Global Trade and Macroeconomic Environment
Throughout 2025, the U.S. government announced tariffs on imports from several countries from which we manufacture and/or import products and components. Through the nine months ended September 30, 2025, we have offset inflation due to tariffs with pricing actions. We continue to analyze the impact of changes in tariffs and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold ("COGS") from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-US countries. Additionally, this could impact future demand.
Acquisitions
The following acquisitions were completed during the nine months ended September 30, 2025:
On February 4, 2025, we, through our subsidiaries, acquired Next Door Company ("Next Door"), a global provider of security products and solutions based in the United States. Next Door is reported in the Allegion Americas segment.
On March 1, 2025, we, through our subsidiaries, acquired Lemaar Pty Ltd ("Lemaar"), a global provider of security products and solutions based in Australia. Lemaar is reported in the Allegion International segment.
On April 2, 2025, we, through our subsidiaries, acquired 100% of Trimco Hardware ("Trimco"), a manufacturer of high-performance and custom-designed architectural hardware primarily sold for commercial and institutional markets based in the United States. Trimco is reported in the Allegion Americas segment.
On June 2, 2025, we, through our subsidiaries, acquired 100% of Nova Hardware Pty Ltd ("Novas"), an architectural door hardware company based in Australia. Novas is reported in the Allegion International segment.
On July 1, 2025, we, through our subsidiaries, acquired 100% of ELATEC, including Elatec GmbH and other group entities ("ELATEC"). ELATEC is a leading manufacturer of security and access technology based in Germany. This acquisition helps the Company expand its global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners. The closing purchase price of the acquisition was €330.0 million (approximately $389.0 million), subject to customary working capital adjustments. We used cash on hand and borrowings under the Revolving Facility to finance the acquisition. ELATEC is reported in the Allegion International segment.
On July 2, 2025, we, through our subsidiaries, acquired 100% of Gatewise Inc. (“Gatewise"), a provider of smart access control solutions in the U.S. multifamily marketplace based in the United States. Gatewise is reported in the Allegion Americas segment.

On July 7, 2025, we, through our subsidiaries, acquired 100% of Waitwhile Inc. (“Waitwhile"), a software-as-a-service provider that specializes in cloud-based appointment scheduling and queue management based in the United States. Waitwhile is reported in the Allegion Americas segment.
On August 1, 2025, we, through our subsidiaries, acquired 100% of UAP Group Limited (“UAP"), a securities solutions provider based in the United Kingdom. UAP is reported in the Allegion International segment.
On August 12, 2025, we, through our subsidiaries, acquired 100% of Brisant Secure Limited (“Brisant"), a security hardware provider based in the United Kingdom. Brisant is reported in the Allegion International segment.
2025 Dividends and Share Repurchases
During the nine months ended September 30, 2025, we paid dividends of $1.53 per ordinary share to shareholders and repurchased approximately 0.6 million shares for $80.0 million.
Results of Operations – Three months ended September 30

In millions, except per share amounts	2025	% of revenues	2024	% of revenues
Net revenues	$1,070.2		$967.1
Cost of goods sold	580.4	54.3%	535.0	55.4%
Selling and administrative expenses	256.0	23.9%	217.1	22.4%
Operating income	233.8	21.8%	215.0	22.2%
Interest expense	26.6		28.8
Other income, net	(1.7)		(8.4)
Earnings before income taxes	208.9		194.6
Provision for income taxes	20.5		20.4
Net earnings	188.4		174.2

Diluted net earnings per ordinary share:	$2.18		$1.99
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2025, increased by 10.7%, or $103.1 million, compared with the same period in 2024, due to the following:

Pricing	4.0%
Volume	1.9%
Acquisitions / divestitures	3.9%
Currency exchange rates	0.9%
Total	10.7%
The increase in Net revenues was driven by improved pricing, favorable impact from acquisitions/divestitures, higher volumes, and favorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.

Operating Income/Margin
Operating income for the three months ended September 30, 2025, increased $18.8 million compared to the same period in 2024. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2025, decreased to 21.8% from 22.2% for the same period in 2024, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$215.0	22.2%
Pricing and productivity in excess of inflation and investment spending	2.2	(0.6)%
Volume / product mix	12.7	0.9%
Acquisitions / divestitures	7.0	(0.2)%
Currency exchange rates	1.7	—%
Acquisition / integration / restructuring expenses	(4.8)	(0.5)%
September 30, 2025	$233.8	21.8%
The increase in Operating income was driven by favorable volume/product mix, the favorable impact from acquisitions/divestitures, pricing and productivity improvements in excess of inflation and investment spending, and favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses. These increases were partially offset by higher acquisition, integration and restructuring expenses.
The decrease in Operating margin was driven by inflation and investment spending in excess of pricing and productivity, higher acquisition, integration and restructuring expenses, and the unfavorable impact on operating margin from acquisitions/divestitures. These decreases were partially offset by favorable volume/product mix.
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
Interest Expense
Interest expense for the three months ended September 30, 2025, decreased $2.2 million compared with the same period in 2024, primarily due to lower outstanding indebtedness compared to the same period in the prior year.
Other Income, net
The components of Other income, net for the three months ended September 30 were as follows:

In millions	2025	2024
Interest income	$(2.5)	$(8.3)
Foreign currency exchange loss	1.2	(0.5)
Other (income) expense	(0.4)	0.4
Other income, net	$(1.7)	$(8.4)
Provision for Income Taxes
The effective income tax rates for the three months ended September 30, 2025 and 2024, were 9.8% and 10.5%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to a tax benefit related to the enactment of a tax legislative change, partially offset by the unfavorable year over year changes in amounts recognized for uncertain tax positions.

Results of Operations – Nine months ended September 30

In millions, except per share amounts	2025	% of revenues	2024	% of revenues
Net revenues	$3,034.1		$2,826.6
Cost of goods sold	1,655.3	54.6%	1,574.8	55.7%
Selling and administrative expenses	728.9	24.0%	655.7	23.2%
Operating income	649.9	21.4%	596.1	21.1%
Interest expense	75.9		76.8
Other income, net	(10.5)		(17.2)
Earnings before income taxes	584.5		536.5
Provision for income taxes	88.2		83.1
Net earnings	$496.3		$453.4

Diluted net earnings per ordinary share:	$5.73		$5.16
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the nine months ended September 30, 2025, increased by 7.3%, or $207.5 million, compared with the same period in 2024, due to the following:

Pricing	2.6%
Volume	1.8%
Acquisitions / divestitures	2.6%
Currency exchange rates	0.3%
Total	7.3%
The increase in Net revenues was driven by the favorable impact from acquisitions, improved pricing, higher volumes, and favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the nine months ended September 30, 2025, increased $53.8 million compared to the same period in 2024. Operating margin for the nine months ended September 30, 2025, increased to 21.4% from 21.1% for the same period in 2024, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$596.1	21.1%
Inflation and investment spending in excess of pricing and productivity	(3.5)	(0.6)%
Volume / product mix	40.8	1.0%
Acquisitions / divestitures	16.7	—%
Currency exchange rates	7.1	0.2%
Acquisition / integration / restructuring expenses	(7.3)	(0.3)%
September 30, 2025	$649.9	21.4%
The increase in Operating income and Operating margin was driven by favorable volume/product mix, the favorable impact from acquisitions/divestitures and favorable foreign currency exchange rate movements, inclusive of transactional currency gains and losses. These increases were partially offset by higher acquisition, integration and restructuring expenses and inflation and investment spending in excess of pricing and productivity.
Interest Expense
Interest expense for the nine months ended September 30, 2025, increased $0.9 million compared with the same period in 2024, primarily due to higher interest rates on outstanding indebtedness compared to the same period in the prior year.

Other Income, net
The components of Other income, net for the nine months ended September 30 were as follows:

In millions	2025	2024
Interest income	$(10.3)	$(16.9)
Foreign currency exchange loss	2.7	0.3
Other income	(2.9)	(0.6)
Other income, net	$(10.5)	$(17.2)
Provision for Income Taxes
The effective income tax rates for the nine months ended September 30, 2025 and 2024, were 15.1% and 15.5%, respectively. The decrease in the effective income tax rate compared to 2024 is primarily due to a tax benefit related to the enactment of a tax legislative change, partially offset by the unfavorable year over year changes in amounts recognized for uncertain tax positions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and nine months ended September 30:

	Three months ended			Nine months ended
In millions	2025	2024	% Change	2025	2024	% Change
Net revenues
Allegion Americas	$844.0	$782.4	7.9%	$2,423.3	$2,262.4	7.1%
Allegion International	226.2	184.7	22.5%	610.8	564.2	8.2%
Total	$1,070.2	$967.1		$3,034.1	$2,826.6

Segment operating income
Allegion Americas	$242.4	$221.1	9.6%	$690.4	$622.4	10.9%
Allegion International	19.7	17.9	10.1%	47.1	48.6	(3.1)%
Total	$262.1	$239.0		$737.5	$671.0

Segment operating margin
Allegion Americas	28.7%	28.3%		28.5%	27.5%
Allegion International	8.7%	9.7%		7.7%	8.6%
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

Net Revenues
Net revenues for the three months ended September 30, 2025, increased by 7.9%, or $61.6 million, compared to the same period in 2024, due to the following:

Pricing	4.6%
Volume	1.8%
Acquisitions	1.5%
Total	7.9%
The increase in Net revenues was driven by improved pricing, higher volumes, and the favorable impact of acquisitions.
Net revenues from non-residential products for the three months ended September 30, 2025, increased by a high-single digits percent compared to the same period in the prior year, as demand for our products remains healthy. We currently anticipate growth in revenues from our non-residential products for the remainder of 2025.
Net revenues from residential products for the three months ended September 30, 2025, increased by a mid-single digits percent compared to the same period in the prior year, partially driven by higher volumes due to new products launched in the quarter. Residential market demand continues to be soft, consistent with recent quarters.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended September 30, 2025, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a mid-teens percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2025.
Net revenues for the nine months ended September 30, 2025, increased by 7.1%, or $160.9 million, compared to the same period in 2024, due to the following:

Pricing	2.9%
Volume	2.4%
Acquisitions	2.0%
Currency exchange rates	(0.2)%
Total	7.1%
The increase in Net revenues was driven by improved pricing, higher volumes, and the favorable impact of acquisitions, partially offset by unfavorable foreign currency exchange rate movements.
Net revenues from non-residential products for the nine months ended September 30, 2025, increased by a high-single digits percent compared to the same period in the prior year, as demand for our products remains healthy.
Net revenues from residential products for the nine months ended September 30, 2025, decreased by a low-single digits percent compared to the same period in the prior year as a result of softer residential markets.
Net revenues from the sale of electronic products for the nine months ended September 30, 2025 increased by a low double-digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2025.
Operating income/margin
Segment operating income for the three months ended September 30, 2025, increased $21.3 million compared to the same period in 2024, and Segment operating margin for the three months ended September 30, 2025, increased to 28.7% from 28.3%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$221.1	28.3%
Pricing and productivity in excess of inflation and investment spending	10.2	—%
Volume / product mix	9.3	0.7%
Currency exchange rates	(0.9)	(0.3)%
Acquisitions	2.2	(0.1)%
Acquisition / integration / restructuring expenses	0.5	0.1%
September 30, 2025	$242.4	28.7%

The increase in Segment operating income was primarily driven by pricing and productivity in excess of inflation and investment spending, favorable volume/product mix, the favorable impact of recent acquisitions, and lower acquisition, integration, and restructuring expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements.
The increase in Segment operating margin was primarily driven by favorable volume/product mix, and lower acquisition, integration, and restructuring expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements, and the unfavorable impact on operating margin from recent acquisitions.
Segment operating income for the nine months ended September 30, 2025, increased $68.0 million compared to the same period in 2024, and Segment operating margin for the nine months ended September 30, 2025, increased to 28.5% from 27.5%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$622.4	27.5%
Pricing and productivity in excess of inflation and investment spending	9.6	(0.4)%
Volume / product mix	39.2	1.1%
Currency exchange rates	4.1	0.2%
Acquisitions	11.0	(0.1)%
Acquisition / integration / restructuring expenses	4.1	0.2%
September 30, 2025	$690.4	28.5%
The increase in Segment operating income was primarily driven by favorable volume/product mix, the favorable impact of recent acquisitions, pricing and productivity in excess of inflation and investment spending, favorable foreign currency exchange rate movements, and lower acquisition, integration, and restructuring expenses.
The increase in Segment operating margin was primarily driven by favorable volume/product mix, lower acquisition, integration, and restructuring expenses, and favorable foreign currency exchange rate movements. These increases were partially offset by inflation and investment spending in excess of pricing and productivity, and the unfavorable impact on operating margin from recent acquisitions.
The currency impact above is primarily due to the strengthening of the U.S. dollar versus the Mexican peso compared to the prior year.
Allegion International
Our Allegion International segment provides security products, services and solutions primarily throughout Europe, Asia and Oceania. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door controls and door control systems, exit devices, doors, electronic security products, access control systems, time and attendance and workforce productivity solutions, among other software and service solutions. This segment’s primary brands are AXA, CISA, ELATEC, Gainsborough, Interflex, and SimonsVoss.
Net Revenues
Net revenues for the three months ended September 30, 2025, increased by 22.5%, or $41.5 million, compared to the same period in 2024, due to the following:

Pricing	1.3%
Volume	2.3%
Acquisitions / divestitures	13.6%
Currency exchange rates	5.3%
Total	22.5%
The increase in Net revenues was primarily driven by the favorable impact from acquisitions/divestitures, favorable foreign currency exchange rate movements, higher volumes, and improved pricing.

Net revenues for the nine months ended September 30, 2025, increased by 8.2%, or $46.6 million, compared to the same period in 2024, due to the following:

Pricing	1.1%
Volume	(0.4)%
Acquisitions / divestitures	5.4%
Currency exchange rates	2.1%
Total	8.2%
The increase in Net revenues was primarily driven by the favorable impact from acquisitions/divestitures, favorable foreign currency exchange rate movements, and improved pricing, which was partially offset by lower volumes.
Operating income/margin
Segment operating income for the three months ended September 30, 2025, increased $1.8 million compared to the same period in 2024, and Segment operating margin for the three months ended September 30, 2025, decreased to 8.7% from 9.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$17.9	9.7%
Inflation and investment spending in excess of pricing and productivity	(3.6)	(2.1)%
Volume / product mix	3.4	1.6%
Currency exchange rates	2.4	0.9%
Acquisitions / divestitures	4.9	1.2%
Acquisition / integration / restructuring expenses	(5.3)	(2.6)%
September 30, 2025	$19.7	8.7%
The increase in Segment operating income was primarily driven by the favorable impact from recent acquisitions/divestitures, the favorable impact from volume/product mix, and the favorable impact from foreign currency exchange rate movements. These increases were partially offset by higher acquisition, integration and restructuring expenses, and inflation and investment spending in excess of pricing and productivity.
The decrease in Segment operating margin was primarily driven by higher acquisition, integration and restructuring expenses, and inflation and investment spending in excess of pricing and productivity. These decreases were offset by the favorable impact from volume/product mix, the favorable impact from recent acquisitions/divestitures, and the favorable impact from foreign currency exchange rate movements.
Segment operating income for the nine months ended September 30, 2025, decreased $1.5 million compared to the same period in 2024, and Segment operating margin for the nine months ended September 30, 2025, decreased to 7.7% from 8.6%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2024	$48.6	8.6%
Inflation and investment spending in excess of pricing and productivity	(1.0)	(0.3)%
Volume / product mix	1.6	0.3%
Currency exchange rates	2.8	0.5%
Acquisitions / divestitures	5.7	0.5%
Acquisition / integration / restructuring expenses	(10.6)	(1.9)%
September 30, 2025	$47.1	7.7%
The decrease in Segment operating income and Segment operating margin was primarily driven by higher acquisition, integration and restructuring expenses, and inflation and investment spending in excess of pricing and productivity. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures, the favorable impact from foreign currency exchange rate movements, and the favorable impact from volume/product mix.

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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of September 30, 2025, approximately 86% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of September 30, 2025, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the Credit Facilities and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by operating activities	$543.7	$456.0
Net cash used in investing activities	(649.3)	(190.2)
Net cash (used in) provided by financing activities	(115.2)	147.3
Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2025, increased $87.7 million compared to the same period in 2024, primarily driven by less cash used for working capital and higher net earnings.
Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2025, increased $459.1 million compared to the same period in 2024, primarily due to higher cash used for acquisitions.
Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2025, increased $262.5 million compared to the same period in 2024. Net proceeds from debt borrowings were $306.6 million lower year over year due to the timing of the issuance of the $400 million 5.600% Senior Notes in May 2024. The proceeds from the 5.600% Senior Notes were used to repay senior notes that matured in October 2024. Net proceeds from the debt borrowings in 2025 were $83.3 million and were used to partially fund the acquisitions completed during the year. Additionally, repurchases of ordinary shares were $40 million lower than the prior year period.

Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2025	December 31, 2024
Term Facility	$196.9	$212.5
Revolving Facility	99.0	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other short term borrowings	3.2	—
Total borrowings outstanding	2,099.1	2,012.5
Discounts and debt issuance costs, net	(11.4)	(13.0)
Total debt	2,087.7	1,999.5
Less current portion of long-term debt	28.2	21.9
Total long-term debt	$2,059.5	$1,977.6
We have an unsecured credit agreement in place, consisting of a $250.0 million term loan facility (the “Term Facility”), of which $196.9 million was outstanding at September 30, 2025, and a $750.0 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”), of which $99.0 million was outstanding at September 30, 2025.
The Term Facility requires quarterly principal payments through its maturity on November 18, 2026. Future payments total $6.3 million for the remainder of 2025 and $190.6 million in 2026. We repaid $15.6 million of principal on the Term Facility during the nine months ended September 30, 2025. The Revolving Facility matures on May 20, 2029 and includes up to $100.0 million for the issuance of letters of credit. We had $18.7 million of letters of credit outstanding at September 30, 2025. Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed.
Outstanding borrowings under the Credit Facilities accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate ("SOFR") plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At September 30, 2025, our outstanding borrowings under the Credit Facilities accrued interest at SOFR plus a margin of 1.225%, resulting in an interest rate of 5.388%. The Credit Facilities also contain negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Credit Facilities require us to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2025, we were in compliance with all applicable covenants under the credit agreement.
As of September 30, 2025, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2025, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2025		Year ended December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(6.6)	—	(7.8)	(0.1)
Equity earnings in affiliates, net of tax	541.8	355.9	669.6	421.4
Transactions with related parties and subsidiaries(a)	(15.5)	(68.6)	(31.4)	(87.3)
Net earnings	496.3	265.3	597.5	311.4
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.

Selected Condensed Balance Sheet Information

	September 30, 2025		December 31, 2024
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.2	$696.6	$0.1	$932.8
Total current assets	27.1	726.6	10.0	954.9
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,298.4	—	1,296.5
Total noncurrent assets	1,792.4	1,414.7	1,792.9	1,399.7
Current liabilities:
Amounts due to related parties and subsidiaries	$7.2	$739.6	$12.1	$801.4
Total current liabilities	55.6	769.5	48.0	824.2
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	515.1	2,556.8	472.4	2,756.6
Total noncurrent liabilities	1,085.3	3,961.2	1,061.1	4,145.8
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
Management believes there have been no significant changes during the nine months ended September 30, 2025, to the items we disclosed as our critical accounting policies in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s) (1)
July 1 - July 31	—	$—	—	$160,019
August 1 - August 31	—	—	—	160,019
September 1 - September 30	—	—	—	160,019
Total	—	—	—	160,019
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
Item 5 – Other Information
On September 12, 2025, Michael J. Wagnes, Senior Vice President and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan was established during an open window period and provides for the exercise of 3,184 stock options and the sale of the underlying shares of the Company’s common stock. Mr. Wagnes’ trading plan will terminate on August 26, 2026, subject to early termination provisions set forth in plan.

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

ALLEGION PLC (Registrant)

Date:	October 23, 2025	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 23, 2025	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer