Form 10-K
period 2025-12-31
Allegion plc
filed 2026-02-17
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of our ordinary shares held by non-affiliates on June 30, 2025 was approximately $12.3 billion based on the closing price of such shares on the New York Stock Exchange on that date.
The number of ordinary shares outstanding of Allegion plc as of February 12, 2026 was 86,145,484.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2026 Annual General Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K as described herein.

ALLEGION PLC

Form 10-K
For the Fiscal Year Ended December 31, 2025

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

PART I
Item 1.    BUSINESS
Overview
Allegion plc ("Allegion," "we," "us" or "the Company") is a leading global provider of security products and solutions that keep people and assets safe and secure in the places they live, learn, work and connect. We pioneer safety and security to create a safer and more accessible world. Both developing and partnering are central to our work to create ecosystems that enable seamless access experiences and an uninterrupted and secure flow of people and assets. We offer an extensive and versatile portfolio of security and access control products and solutions across a range of market-leading brands. Our experts around the world deliver high-quality hardware, software, services and systems, and we use our deep expertise to serve as trusted partners to end-users who seek customized solutions to their security needs.
We offer the following extensive and versatile portfolio of security and access control products and solutions across a range of market-leading brands:
•Door controls, door control systems, and exit devices: An extensive portfolio of life-safety products and solutions generally installed on fire doors and facility entrances and exits. Exit devices, also known as panic hardware, provide rapid egress to allow building occupants to exit safely in an emergency. Door controls and systems include mechanical door closers, automatic door operators, as well as high-performance interior and storefront door systems. In addition, we offer a full range of automatic entrance solutions, including sliding, swing, folding and ICU doors, as well as an array of sensors, controls and security options for commercial and institutional buildings. Sold under leading brands like Briton®, CISA®, LCN®, STANLEY® Access Technologies ("Stanley Access Technologies" or "Stanley"; "STANLEY" is the property of Stanley Logistics L.L.C.) and Von Duprin®;
•Doors, glass and door systems, and accessories: A portfolio of hollow metal doors and frames, glass and specialty door systems, as well as a variety of additional security products and components, including hinges, door pulls, door stops, louvers, weather stripping, thresholds and other accessories. Sold under leading brands like Falcon®, Glynn-Johnson®, Ives®, Republic™, Steelcraft®, TGP® and Trimco®;
•Electronic security products and access control systems, including time, attendance and workforce productivity: A broad range of electronic locks, electronic door closers and exit devices, access control products and systems, credentials and credential readers and accessories, including Bluetooth Low Energy, Power over Ethernet and cloud-based solutions, including products designed to help business customers manage and monitor workforce access, attendance and employee scheduling. Sold under leading brands like Bricard®, CISA, ELATEC®, Interflex®, LCN, Schlage®, SimonsVoss® and Von Duprin;
•Locks, locksets, portable locks, and key systems: A broad array of cylindrical, tubular and mortice door locksets, security levers and master key systems that are used to protect and control access and a range of portable security products, including bicycle, small vehicle and travel locks. Sold under leading brands like Bricard, AXA, CISA, Falcon, Gainsborough®, Schlage and SimonsVoss; and
•Services and software: Our Stanley Access Technologies business offers extensive planned inspection, maintenance and repair services for its automatic entrance solutions throughout the U.S. and Canada. We offer ongoing aftermarket services and design and installation offerings in select locations. Additionally, we offer software as a service ("SaaS") offerings throughout the U.S. and internationally, including access control, platform integration and workforce management solutions through brands like Interflex, Yonomi® and Zentra® among others.
Security and access control products and solutions are critical elements in every building and home. Many door openings are configured to maximize a room’s particular form and function while also meeting local and national building and safety code requirements and end-user security needs. Most buildings have multiple door openings, each serving its own purpose and requiring different specific access control solutions. Each door must fit exactly within its frame, be prepared precisely for its hinges, synchronize with its specific lockset and corresponding latch and align with a specific key to secure the door. Moreover, with the growing adoption of connected hardware and software solutions, security products – including credentials – are increasingly linked electronically, integrated into access control software and popular consumer technology platforms and controlled with mobile applications, creating additional functionality and complexity.
We believe our ability to deliver a wide range of solutions that can be custom configured to meet end-users’ security needs is a key driver of our success. We accomplish this with:
•Our innovative, market-leading brands, many of which are known as pioneers in safety and / or invented their product categories, including: CISA, Interflex, LCN, Schlage, SimonsVoss and Von Duprin;
•Our extensive and versatile product and service portfolio, combined with our deep expertise, which enable us to deliver the right products and solutions to meet diverse security and functional specifications and to successfully and securely integrate into leading technologies and systems;
•Our consultative approach and expertise, which enable us to develop the most efficient and appropriate building security and access control specifications to fulfill the unique needs of our end-users and their partners, including architects, designers, security consultants, contractors, homebuilders and engineers;

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
•Increased focus and adoption of mobile technology; and
•The shift to digital, interconnected and increasingly interoperable environments that require a strong ecosystem of partners.
We sell a wide range of security and access control solutions for end-users in commercial, institutional and residential facilities worldwide, including education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. Our portfolio spans more than 40 brands, including brands like CISA, Interflex, LCN, Schlage, SimonsVoss, and Von Duprin.
During the year ended December 31, 2025, we generated Net revenues of $4,067.3 million and Operating income of $859.5 million. The following table presents percentage of Net revenues by category.

7%
26%
16%
25%
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
Recent examples of successful product launches by Allegion are illustrated in the table below:

Products and Services	Brands	Year	Innovation
Door controls, door control systems, and exit devices	CISA, LCN, Stanley Access Technologies, Von Duprin,	2024/2025
CISA Multitop Matic Exit, a secondary lock for single and double leaf aluminum and iron panic doors, brings to market the only "Made in Italy" counter-lock featuring a long faceplate.

LCN Senior Swing 9500IQ/2800, self-adjusted auto operator, is a fully loaded controller with innovative AdaptivIQ™ technology, minimizing seasonal adjustments and reducing nuisance calls.

Stanley Access Technologies new automatic door/window solution for increased efficiencies for drive-through restaurants (DuraGlide DT). Telescopic manual and automatic version of ICU doors, providing the biggest clear door opening in the industry, proprietary handle design and the slimmest header (ProCare 8500). More energy-efficient and robust hurricane-rated sliding doors (DuraStorm Class E).

Von Duprin 70 series delivering both performance and value at a medium price point for heavy duty warehouse, industrial, office, multifamily, retail and hospitality applications.

Von Duprin Outdoor Defense for 98/99 exit devices protects device functionality in outdoor applications, as it’s engineered to safeguard against moisture, temperature variations and corrosion in normal outdoor conditions.
Doors, glass and door systems, and accessories	Unicel	2024/2025	UL Certification of American Architectural Manufacturers Association (AAMA) 501.8 human impact resistant curtain wall using durable SentryGlas Plus laminated glass (Unicel).

Products and Services	Brands	Year	Innovation
Electronic security products and access control systems, including time, attendance, and workforce productivity	Brisant, ELATEC, Schlage, SimonsVoss	2024/2025
Brisant Ultion Nuki 2025 features built-in WiFi, enhanced motor performance, Matter compatibility ensuring it can work with home platforms including Apple Home, Google Home, Amazon Alexa and Samsung SmartThings.

ELATEC software development toolkit, TWN4 DevPack 5.07, delivers faster performance, stronger security and greater flexibility for configuring and managing RFID readers.

Schlage launched Resident Key mobile credential for multifamily properties through internal (Zentra) and external technology alliances. Achieved first-to-market with the credential in Apple Wallet® and among the first in Google Wallet™, both supporting unique No-Tour system.

Schlage XE360 series electronic lock is the next generation wireless lock from Schlage, designed specifically for multifamily properties. It delivers innovation, intelligence and reliability for a variety of lock applications (mortice, tubular and exit device). The XE360 ecosystem broadened with more than seven integrations, including Zentra.

Schlage Arrive™ Smart WiFi Deadbolt, Schlage’s first push-button keypad deadbolt equipped with built-in WiFi, integrating with existing smart home technology.

Schlage, in collaboration with Airbnb, was the first to launch the “airkey” integration, connecting Schlage smart locks and Airbnb accounts for easy guest check-ins.

SimonsVoss FortLox, a battery-less electronic cylinder, offering customers the high-quality and ease of use without the need for a battery.

Products and Services	Brands	Year	Innovation
Locks, locksets, portable locks, and key systems	Bricard, Schlage	2024/2025

Bricard Bi-Pass key is equipped with an integrated RFID tag, enabling seamless operation of both mechanical and electronic access control devices.

Schlage indication series includes various security devices designed for public buildings and facilities. The security indicators provide at-a-glance verification of the door’s status (LOCKED / UNLOCKED) from inside a room.

Schlage Performance Series are medium-price-point mortise, cylindrical, and tubular locks built to balance style, security, and simplicity for commercial real estate and multifamily projects.

Schlage Advanced Rekey™ is a rekeying solution for key management to rekey locks without removing them from the door.

Services and software	Interflex, Overtur, SimonsVoss	2024/2025

Interflex Software System IF-6040 enhancements enable remote firmware updates for its IF-8xx series readers via the ITS-phyCORE controller, including improved visitor management.

Overtur for Revit 5.1 is the ultimate tool for door hardware coordination, with faster exports, improved workflows and non-modal functionality.

Overtur Key System Management, a cloud-based subscription solution, offers authorized users a simpler way to view, manage, track and update a building’s key system, regardless of complexity.

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
The security products markets are highly competitive and fragmented throughout the world, with a number of large multi-national companies and thousands of smaller regional and local companies. This high degree of fragmentation primarily reflects local regulatory requirements and highly variable end-user needs. We believe our principal global competitors are Assa Abloy AB and dormakaba Group. We also face competition in various markets and product categories throughout the world, including Fortune Brands Innovations, Inc. in the North American residential market and from private label brands. As we move into more technologically advanced product categories, we may also compete against new, more specialized competitors.
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
Our 10 largest customers represented approximately 26% of our total Net revenues in 2025. No single customer represented 10% or more of our total Net revenues in 2025.
Sales and Marketing
In markets where we sell through commercial and institutional distribution channels, we employ sales professionals around the world who work with a combination of end-users, security professionals, architects, contractors, engineers and distribution partners to develop specific, custom-configured solutions to meet our end-users’ needs. Our field sales professionals are assisted by specification writers who work with architects, engineers and consultants to help design door openings and security systems to meet end-users’ functional, aesthetic and regulatory requirements. Both groups are supported by dedicated customer care and technical sales support specialists worldwide. We also support our sales efforts with a variety of marketing efforts, including trade-specific advertising, cooperative distributor merchandising, digital marketing and marketing at a variety of industry trade shows.
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
We also work actively with several industry bodies around the world to help promote effective and consistent safety and security open platform standards. For example, we are members of the American Association of Automatic Door Manufacturers (AAADM), American Institute of Architects (AIA), Builders Hardware Manufacturers Association (BHMA), Connectivity Standards Alliance (CSA), Door Security and Safety Foundation (DSSF), Construction Specification Institute, Door and Hardware Institute (DHI), FiRa Consortium, National Association of State Fire Marshals (NASFM), Partner Alliance for Safer Schools (PASS), Physical Security Interoperability Alliance (PSIA), Security Industry Association (SIA), Security Technology Alliance, Z-Wave Alliance, The European Federation of Associations of Locks and Builders Hardware Manufacturers (ARGE), ASSOFERMA (Italy), BHE (Germany), Door Hardware Federation (UK), Open Security Standards Association (Germany) and UNIQ (France).
Production and Distribution
We manufacture products in several geographic markets around the world. We operate 37 principal production and assembly facilities – 22 in our Allegion Americas segment and 15 in our Allegion International segment. Our strategy is to produce in the region of use, wherever appropriate, to allow us to be closer to the end-user and increase efficiency and timely product delivery. Much of our U.S. based residential portfolio is manufactured in the Baja region of Mexico under the Maquiladora,

Manufacturing and Export Services Industry ("IMMEX") program. In managing our network of production and assembly facilities, we focus on continuous improvement in customer experience, employee health and safety, productivity, resource utilization and operational excellence.
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
Intellectual Property
Intellectual property, inclusive of certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business. We create, protect and enforce our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to help ensure the protection and enforcement of our intellectual property rights. We use trademarks on nearly all our products and believe such distinctive marks are an important factor in creating a market for our goods, in identifying us and in distinguishing our products from others. We consider our CISA, Interflex, LCN, Schlage, SimonsVoss, Von Duprin and other associated trademarks to be among our most valuable assets, and we have registered these trademarks in a number of countries. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.
Research and Development
Our research and development ("R&D") efforts focus on advancing innovative products and solutions designed to drive growth and enhance competitiveness. Key areas of emphasis include the development of new product platforms as well as initiatives aimed at improving product cost efficiency, quality, safety and sustainability.
R&D resources are managed globally to leverage technologies and product platforms across our business units, while optimizing development costs and resource utilization. Regional teams apply their expertise in local standards and configurations to adapt products to specific market requirements, thereby enhancing customer value. Additionally, we operate a global technology center in Bengaluru, India, which provides engineering support and augments the capabilities of our regional R&D teams.
Seasonality
Our business experiences seasonality that varies by product and service line. For instance, as more construction and do-it-yourself projects occur during the second and third calendar quarters in the Northern Hemisphere, our security product sales related to those projects are typically higher in those quarters than in the first and fourth quarters. However, certain other businesses typically experience higher sales in the fourth quarter, due to demand for services and project timing.
Human Capital
Our human capital strategy is based on our values and is foundational to achieving our business strategy. Our workplace culture is based on practices that reward performance, provide growth and development opportunities, and support employees with competitive compensation and benefits packages. As a testament to this, Allegion received the Gallup Exceptional Workplace Award in both 2024 and 2025. This award recognizes the most engaged workplace cultures in the world.
As of December 31, 2025, we had approximately 13,300 employees worldwide. Our employee base is supplemented by contingent labor where business demand fluctuates or we experience short-term needs for specialized skills. Approximately 45% of employees are employed within the U.S. and approximately 55% based outside the U.S. Among our U.S. based employees, approximately 16% were subject to collective bargaining agreements with various labor unions. Outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a works council. We believe our relations with our workforce in both unionized and non-unionized settings are generally positive.
Talent Attraction and Retention
Our employer brand creates a differentiated employee experience intended to attract and retain the right talent for Allegion. Our talent attraction efforts are focused on and highlight a culture that reflects our core values, Allegion leadership behaviors and business objectives.

We want to attract talent with core capabilities relevant to our long-term corporate business strategy: customer focus, innovation, partnering, pace and agility and collaboration. We use a variety of recruitment tactics to help ensure a strong base of labor for manufacturing operations and to build the base of talent with these capabilities. Throughout the recruitment cycle, we provide a technology-enabled seamless experience for internal and external candidates and hiring managers. Our compensation and benefit programs are designed to be competitive in the geographies where we work, including a total rewards package (which varies by country/region) that includes hourly and salaried compensation, performance-based incentive and long-term equity incentive plans, retirement, insurance and government social welfare programs, disability and family leave, health and wellness programs, education benefits to pursue degrees and certifications and additional offerings to support financial stability and personal planning.
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
Culture and Engagement
Culture and engagement are also parts of the Allegion Operating System. Engagement surveys provide a mechanism to gather direct employee feedback, give team leaders insights on potential areas of focus, and allow leaders to prioritize and act on their teams’ foundational, inclusion, growth and development needs. Strengths-based leadership is an element of our commitment to inclusion: the more employees understand their own strengths, the better equipped they are to add value and appreciate the contributions of team members.
We believe in fundamental standards that support our employees, while building and maintaining diverse and inclusive workplaces. Employee-led resource and affinity groups provide opportunities for a variety of members of our workforce.
Employee Health and Safety
Employee health and safety are top priorities and integral to the Company's growth strategy. ‘Be safe, be healthy’ is a core organizational value in our proactive safety culture.
The ELT, with oversight from our Board of Directors, is responsible for risk management, employee accountability, safety hazard recognition and executing safety initiatives. We monitor leading and lagging indicators related to health and safety as part of our ongoing management of the Allegion Operating System and we regularly update the Corporate Governance and Nominating Committee of the Board of Directors on key developments and employee health and safety topics.
Regulatory Matters
We are subject to a variety of federal, state and local laws and regulations, both within and outside the U.S., relating to Environmental, Health and Safety ("EHS") matters. We are committed to conducting business in a safe, environmentally responsible and sustainable manner, in compliance with all applicable EHS laws and regulations, as well as some applicable voluntary programs and collective agreements. We continuously work to promote and protect the health and safety of the environment, employees, customers, contractors and members of our local communities worldwide. We operate with principles and practices that support our commitments. These include:
•Integrating sound EHS and sustainability strategies in all elements of our business, we set quantitative metrics and targets to provide clear accountability and to monitor and measure improvement in EHS performance;
•Conducting periodic, formal evaluations and audits of our compliance status, while also routinely reviewing our objectives and metrics;
•Fostering a workplace culture where everyone at Allegion is responsible for safety:
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
We recognize these principles are critical to our future success. We are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former production facilities. We also regularly evaluate our remediation methods that are in addition to, or in replacement of, those we currently utilize based upon enhanced technology and regulatory changes. We are sometimes a party to environmental lawsuits and claims and have, from time to time, received notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency ("EPA") and similar state authorities. We have also been identified as a potentially responsible party ("PRP") for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs, and we believe our involvement is minimal.
In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future. For a further discussion of our potential environmental liabilities, see Notes 2 and 19 to the Consolidated Financial Statements.
Environmental, social and governance ("ESG") factors important to our business are embedded into our values and our leadership's commitment to create a workplace culture grounded in doing the right thing in the right way. Our Board of Directors oversees the Company's ESG strategies, goals and performance, and both our leadership and employees all have a responsibility to uphold excellence, as we believe our commitment to ESG matters helps advance engagement and business vitality. Additional information about our ESG priorities and progress may be found in the ESG section of our website (found under the ESG tab at www.allegion.com). The website highlights our ongoing progress and advancements in ESG matters.
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
Throughout 2025, the U.S. government announced tariffs on imports from several countries from which we manufacture and/or import products and components. In 2025, we have offset inflation due to tariffs with pricing actions. We estimate we source approximately 20-25% of Cost of goods sold from Mexico and less than 5% of Cost of goods sold from China. The degree to which any new or increased tariffs would impact our business and results of operations is largely dependent on factors outside of our control, including the timing, duration and magnitude of their implementation, and responses or retaliatory actions taken by other countries or regions. We can give no assurance that the impact of any tariffs will not have a material adverse effect upon our results of operations, financial condition or liquidity or that actions we may take to mitigate the impact of the tariffs will be effective.
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
Approximately 25% of our 2025 Net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated Net revenues. Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and in some instances have had a significant impact on our results of operations. We do not hedge against all our currency exposure, and therefore, our results of operations will continue to be susceptible to impacts from currency fluctuations.
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
At December 31, 2025, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $1.9 billion and $107.2 million, respectively. Pursuant to U.S. generally accepted accounting principles ("GAAP"), we are required to annually assess our goodwill and indefinite-lived intangible assets for impairment. In addition, interim assessments must be performed for these and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Significant disruptions to our business or end market conditions, protracted economic weakness (including a potential economic downturn or recession), unexpected significant declines in operating results of reporting units, divestitures or market capitalization declines may result in recognition of impairment charges to our goodwill, indefinite-lived intangible or other long-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods when recognized.
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
We had approximately $2.0 billion of outstanding indebtedness at December 31, 2025. We have a senior unsecured revolving credit facility (the "Revolving Facility") that permits borrowings of up to $1.0 billion. A portion of our cash flows from operations is dedicated to servicing our indebtedness and will not be available for other purposes, including our operations, capital expenditures, payment of dividends, share repurchases or future business opportunities or other strategic investments.
At December 31, 2025, we had $190.6 million outstanding on the Revolving Facility, which exposes us to variable interest rate risk. We are also exposed to the risk of continued rising interest rates to the extent we fund our short or long-term financing needs with variable-rate borrowings under the Revolving Facility. If variable base rates under the Revolving Facility increase in the future, our Interest expense could increase as well. For more details about our interest rate exposure under the Revolving Facility, please see Part II. Item 7A.

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
We must develop and commercialize new products and services that meet the varied and evolving needs of our customers and end-users in order to remain competitive in our current and future markets and in order to continue to grow our business. End- users are continually adopting more advanced technologies in their facilities and homes, accelerated by the increasing adoption of IoT technologies and connected devices, which will require us to devote significant effort and resources to the development, maintenance and enhancement of our IT Systems (as defined below) and other infrastructure required to support and/or enhance the functionality of our electronic products and solutions. The speed of development by our competitors and new market entrants is increasing. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by the market.
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
We utilize a number of tools to improve efficiency and productivity. Implementation of new processes to our operations could cause disruptions and may prove to be more difficult, costly or time-consuming than expected. Additionally, from time to time, we undertake substantial capital projects for varying reasons, such as to increase production capacity or to insource certain products, parts or components. We invest in areas we believe best align with our business strategies and that will optimize future returns. However, there can be no assurance that all our planned enterprise excellence projects or other capital expenditures will be fully implemented, or if implemented, will realize the expected improvements or financial returns.
We may not be able to effectively manage and implement restructuring initiatives or other organizational changes.
We have, from time to time, restructured or made other adjustments to our workforce and manufacturing footprint, and may need to do so in the future, in response to market or product changes, performance issues, changes in strategy, acquisitions and/or other internal or external considerations. These restructuring activities and other organizational changes often result in increased restructuring costs, diversion of management’s time and attention from daily operations, cybersecurity and other operational risks and temporarily reduced productivity. If we are unable to successfully manage and implement restructuring and other organizational changes, we may not achieve or sustain the expected growth or cost savings benefits of these activities or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other organizational changes, and our results of operations could be negatively affected.
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
Global health crises, or outbreak and spread of a communicable disease or virus in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted.
We may be subject to risks relating to systems failures or disruptions to our information technology and operational technology systems.
We rely extensively on information technology and operational technology systems, networks and services including hardware, software, firmware and technological applications and platforms (collectively, "IT Systems") to manage and operate our business from end-to-end, including ordering and managing materials from suppliers, design and development, manufacturing, marketing, selling and shipping to customers, invoicing and billing, managing our banking and cash liquidity systems, managing our enterprise resource planning and other accounting and financial systems and complying with regulatory, legal and tax requirements. There can be no assurance that our current IT Systems will function properly. We have invested and will continue to invest in improving our IT Systems. Some of these investments are significant and impact many important operational processes and procedures. There is no assurance that newly implemented IT Systems will improve our current systems, improve our operations or yield the expected returns on the investments. In addition, the implementation of new IT Systems may be more difficult, costly or time-consuming than expected and cause disruptions in our operations and, if not properly implemented and maintained, negatively impact our business. If our IT Systems cease to function properly or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired.
As artificial intelligence and machine learning (“AI”) technologies advance and are increasingly adopted by threat actors, the frequency, sophistication and scale of cyberattacks may increase. AI‑enabled methods, including automated vulnerability discovery, automated credential‑stuffing, deepfake‑assisted social engineering and other generative‑AI techniques, could make attacks more successful and harder to detect. In addition, our own or third‑party use of AI could introduce new classes of vulnerabilities. These developments could increase the likelihood and potential impact of disruptions, unauthorized disclosures or other compromises of our IT Systems, products or data, and could increase our remediation and compliance costs, harm our reputation and subject us to regulatory or legal liability.
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
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact the Company's reputation, operating results, and financial condition.
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
We are exposed to risks related to compliance with data privacy and governance laws.
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
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business, are influenced by various factors. There is an increased focus from our stakeholders, as well as regulatory authorities both within the U.S. and internationally, on ESG practices and disclosure. If we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, good corporate governance, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation or the reputation of our brands may suffer. Further, we have made several public commitments regarding our intended reduction of carbon emissions. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make to achieve such commitments will meet investor, legal and/or any other regulatory expectations and requirements. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet our commitments, we could incur adverse publicity and reaction from investors, advocacy groups or other stakeholders, which could adversely impact our reputation and brand perception. Such damage to our reputation and the reputation of our brands may negatively impact our business, demand for our products and services, our financial condition and results of operations.
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
Our operations are subject to regulatory risks related to domestic and international, environmental, health and safety laws.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy
Allegion plc recognizes the significance of developing, implementing and maintaining cybersecurity measures to safeguard our information systems and products and protect the confidentiality, integrity and availability of our data.
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

All employees are required to comply with our information security policies and are responsible for helping protect our information security, including promptly reporting suspected security events through established channels. We maintain an employee security awareness program and a security training program for technical personnel that provide mandatory and on‑demand training. As part of these programs, every employee is expected to report any suspected security event immediately upon discovery. Employees may report incidents through established channels such as the security operations mailbox, our ticketing portal or service desk, or by contacting local IT support.
Engage Third Parties on Risk Management
We engage a range of external experts, including cybersecurity consultants and auditors to evaluate and test our risk management systems. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. Our cybersecurity programs generally align with the NIST Cybersecurity Framework 2.0, and third-party audits on portions of our cybersecurity program or processes apply the NIST Cybersecurity Framework 2.0 controls. These partnerships provide expert knowledge and insights, which are designed to ensure our cybersecurity strategies and processes are consistent with industry best practices.
Oversee Third-party Risk
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. The Company has implemented processes designed to manage the cybersecurity risks associated with its use of third-party service providers.
Risks from Cybersecurity Threats
Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and/or jeopardize the security of our facilities. The adoption of AI by threat actors has resulted in more sophisticated and scalable attacks. These may include AI‑enabled social engineering, deepfake impersonation, automated vulnerability discovery and exploitation of AI models themselves. The use of AI by our stakeholders, including vendors and customers, may also introduce new vulnerabilities into our ecosystem. These risks are further described in the risk factors within Item 1A, particularly under the headings “We may be subject to risks relating to systems failures or disruptions to our information technology and operational technology systems;” “We currently rely on third-party service providers for many of the critical elements of our global information and operational technology infrastructure, and their failure to provide effective support for such infrastructure could increase our cybersecurity risk or otherwise negatively impact our business and financial results;” and “Disruptions or breaches of our information systems could adversely affect us.”
We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
Governance
The Board of Directors (the "Board") has established oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats.
Board of Directors Oversight
Due to the importance of cybersecurity to the Company, the full Board is charged with oversight responsibility for our risk management and security strategy and policy. The Board is composed of members with diverse expertise including, risk management, information technology, engineering, manufacturing, innovation and finance, equipping them to oversee cybersecurity risks effectively. The Board receives updates from the CISO and management at least quarterly at board meetings, which updates cover the Company's cybersecurity strategy, current cybersecurity risk assessment, key risk areas, current cyber trends and any significant cyber incidents that have occurred or are reasonably likely to occur.
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

Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. With over 20 years of experience in the field of information technology, the CISO brings a wealth of expertise to the role. The CISO’s education includes a Master’s in Cybersecurity Management. The CISO has in-depth knowledge and experience in developing and executing our cybersecurity strategies. The CISO oversees our governance programs, tests our compliance with standards, remediates known risks and leads our comprehensive employee security awareness program. The CISO is also responsible for building and overseeing a cybersecurity team, including internal and external resources, who provide subject matter expertise and operational talents to achieve our cybersecurity objectives.
Monitor Cybersecurity Incidents
The CISO and the cybersecurity team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, which is an important component in designing programs to prevent, detect, mitigate and remediate cybersecurity incidents. This includes monitoring emerging AI-driven threats and adapting our detection, prevention and response capabilities to address them. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents and informing the board of significant cyber incidents in accordance with the Company’s incident response plan.
Item 2.    PROPERTIES
We operate through a broad network of production and assembly facilities, distribution centers, sales offices and engineering centers, across North America, Europe, Asia and Oceania. Our production and assembly facilities for the Allegion Americas business segment are primarily located in the United States, Mexico and Canada, and for the Allegion International business segment primarily in Australia, France, Germany, Italy, the Netherlands, New Zealand, Poland, Spain and the United Kingdom. Our active properties represent approximately 7.7 million square feet, of which approximately 45% is leased.
We own 16 of our 37 production and assembly facilities, with the remaining 21 under long-term lease arrangements. We believe our plants are well maintained, generally in good condition and suitable for the conduct of our business.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are traded on the New York Stock Exchange under the symbol ALLE. As of February 12, 2026, the number of record holders of ordinary shares was 1,635.

Dividend Policy
Our Board of Directors declared dividends of $0.51 per ordinary share on February 6, 2025, April 10, 2025, September 4, 2025 and December 3, 2025. On February 4, 2026, our Board of Directors declared a dividend of $0.55 per ordinary share payable on March 31, 2026, to shareholders of record on March 13, 2026. We paid a total of $175.3 million in cash for dividends to ordinary shareholders during the year ended December 31, 2025. Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions (including under the agreements governing our indebtedness) and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Allegion plc ("ALLE-Ireland") which are unrelated to any GAAP reported amounts (e.g., retained earnings). As of December 31, 2025, we had distributable reserves of $4.1 billion. In addition, no distribution or dividend may be made unless the net assets of ALLE-Ireland are equal to, or in excess of, the aggregate of ALLE-Ireland’s called up share capital plus undistributable reserves, and the distribution or dividend does not reduce ALLE-Ireland’s net assets below such aggregate.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of the Share Repurchase Authorization (000s)	Approximate dollar value of shares still available to be purchased under the Share Repurchase Authorization (000s)
October 1 - October 31	—	$—	—	$160,019
November 1 - November 30	—	—	—	160,019
December 1 - December 31	—	—	—	160,019
Total	—	$—	—	$160,019
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

Performance Graph
The annual changes for the five-year period shown below are based on the assumption that $100 had been invested in Allegion plc ordinary shares, the Standard & Poor’s 500 Stock Index ("S&P 500") and the Standard & Poor's 400 Capital Goods Index ("S&P 400 Capital Goods") on December 31, 2020, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2025.

225
200
175
150
125
100
75
Index Value
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
Period Ending
Allegion plc
S&P 500
S&P 400 Capital Goods

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Allegion plc	100.00	115.05	92.90	113.63	118.95	146.95
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 400 Capital Goods	100.00	127.67	114.87	158.19	182.40	219.77

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
Recent Developments
Business and Industry Trends and Outlook and Global Trade and Macroeconomic Environment
In 2025, we delivered high-single digit revenue growth compared to 2024, driven by favorable pricing and volume growth, as well as the impact from acquisitions made during the year. Demand for electronic security products has also remained strong and continues to be a long-term growth driver.
Throughout 2025, the U.S. government announced tariffs on imports from several countries from which we manufacture and/or import products and components. In 2025, we offset inflation due to tariffs with pricing actions. We continue to analyze the impact of changes in tariffs and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold ("COGS") from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-US countries. Additionally, this could impact future demand.
The demand trends and macroeconomic conditions discussed above and a number of other challenges and uncertainties that could affect our businesses are described under Part I, Item 1A, "Risk Factors."
2025 and 2024 Significant Events
Acquisitions
We have made several recent business acquisitions across our Allegion Americas and Allegion International segments. The acquisitions align with our strategy of expanding our mechanical and electronic product portfolios and adding complimentary software and services. This includes the acquisition of ELATEC, including Elatec GmbH and other group entities ("ELATEC") on July 1, 2025. ELATEC is a manufacturer of security and access technology based in Germany, and the acquisition helps expand our global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners.
The aggregate consideration, inclusive of contingent consideration and net of cash acquired, for all acquisitions completed in 2025 and 2024 was approximately $631.6 million and $147.2 million, respectively. Businesses acquired in 2025 generated $93.0 million of Net revenues since the acquisition dates, which is included within our Consolidated Statements of Comprehensive Income.
See Note 3 to the Consolidated Financial Statements for further information.
Financing Activities
On December 9, 2025, we amended and restated our unsecured revolving credit facility (the "Revolving Facility") which, among other things, increased the total commitment from $750.0 million to $1.0 billion, and extended the maturity from May 20, 2029 to May 20, 2030. We used borrowings under the Revolving Facility to repay our outstanding term loan, which was scheduled to mature in November 2026. Outstanding borrowings under the Revolving Facility were $190.6 million at December 31, 2025.
Dividends and Share Repurchases
During 2025, we paid quarterly dividends of $0.51 per ordinary share to shareholders on record as of March 14, 2025, June 13, 2025, September 15, 2025, and December 16, 2025, for a total of $175.3 million, and repurchased approximately 0.6 million ordinary shares for approximately $80.0 million.

During 2024, we paid quarterly dividends of $0.48 per ordinary share to shareholders on record as of March 15, 2024, June 14, 2024, September 20, 2024, and December 17, 2024, for a total of $167.0 million, and repurchased approximately 1.6 million ordinary shares for approximately $220.0 million.
Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share amounts	2025	% of Net revenues	2024	% of Net revenues
Net revenues	$4,067.3		$3,772.2
Cost of goods sold	2,229.0	54.8%	2,103.7	55.8%
Selling and administrative expenses	978.8	24.1%	887.8	23.5%
Operating income	859.5	21.1%	780.7	20.7%
Interest expense	101.0		102.0
Other income, net	(9.9)		(20.1)
Earnings before income taxes	768.4		698.8
Provision for income taxes	124.6		101.3
Net earnings	643.8		597.5

Diluted net earnings per ordinary share:	$7.44		$6.82
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the years presented and form the basis used by management to evaluate the financial performance of the business. For a discussion of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K filed with the SEC on February 18, 2025.
Net Revenues
Net revenues for the year ended December 31, 2025, increased by 7.8%, or $295.1 million, as compared to the year ended December 31, 2024, due to the following:

Pricing	3.1%
Volume	1.0%
Acquisitions / divestitures	3.1%
Currency exchange rates	0.6%
Total	7.8%
The increase in Net revenues was driven by improved pricing, favorable impact from acquisitions / divestitures, higher volumes and favorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Cost of Goods Sold
For the year ended December 31, 2025, Cost of goods sold as a percentage of Net revenues decreased to 54.8% from 55.8%, as compared to the year ended December 31, 2024, due to the following:

Pricing and productivity in excess of inflation and investment spending	(0.1)%
Volume / product mix	(0.6)%
Currency exchange rates	(0.2)%
Restructuring / integration / acquisition expenses	(0.1)%
Total	(1.0)%
Cost of goods sold as a percentage of Net revenues decreased primarily due to favorable product mix, favorable foreign currency exchange rate movements, a year-over-year decrease in restructuring, integration, and acquisition expenses and pricing and productivity, which exceeded the impacts from inflation and investment spending.
Pricing and productivity in excess of inflation and investment spending includes the impact to Cost of goods sold from pricing, as defined above, in addition to productivity, inflation and investment spending. Productivity represents improvements in unit costs of materials and cost reductions related to improvements to our manufacturing design and processes. Inflation includes unit costs for the current period compared to the average actual cost for the prior period, multiplied by current year volumes. Expenses related to increased head count for strategic initiatives, new facilities or other significant spending for strategic initiatives or new product and channel development, are captured in investment spending. Volume/product mix represents the impact due to increases or decreases of revenue due to changes in unit volume, including new products and services, including the effect of changes in the mix of products and services sold on Cost of goods sold.
Selling and Administrative Expenses
For the year ended December 31, 2025, Selling and administrative expenses as a percentage of Net revenues increased to 24.1% from 23.5%, as compared to the year ended December 31, 2024, due to the following:

Inflation in excess of productivity and investment spending	0.5%
Volume leverage	(0.2)%
Restructuring / integration / acquisition expenses	0.3%
Total	0.6%
Selling and administrative expenses as a percentage of Net revenues increased due to inflation in excess of productivity and investment spending and a year-over-year increase in restructuring, integration, and acquisition expenses. These increases were partially offset by the favorable impact of higher volume leverage.
Volume leverage represents the contribution margin related to changes in sales volume, excluding the impact of price, productivity, mix and inflation. Expenses related to increased head count for strategic initiatives, new facilities or significant spending for strategic initiatives or new product and channel development, are captured in investment spending in the table above.
Operating Income/Margin
Operating income for the year ended December 31, 2025, increased $78.8 million as compared to the year ended December 31, 2024, and Operating margin increased to 21.1% from 20.7%, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2024	$780.7	20.7%
Pricing and productivity in excess of inflation and investment spending	8.7	(0.4)%
Volume / product mix	41.1	0.9%
Currency exchange rates	9.1	—%
Acquisitions / divestitures	24.4	—%
Restructuring / integration / acquisition expenses	(4.5)	(0.1)%
December 31, 2025	$859.5	21.1%
The increase in Operating income was driven by favorable volume/product mix, the favorable impact from acquisitions/divestitures, favorable foreign currency exchange rate movements, and pricing and productivity improvements in excess of inflation and investment spending. These increases were partially offset by higher restructuring, integration, and acquisition expenses.
The increase in Operating margin was driven by favorable volume/product mix, which was partially offset by lower operating margin from pricing and productivity in excess of inflation and investment spending and higher restructuring, integration and acquisition expenses.
Interest Expense
Interest expense for the year ended December 31, 2025, decreased $1.0 million as compared to the year ended December 31, 2024, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, net
The components of Other income, net, for the years ended December 31 were as follows:

In millions	2025	2024
Interest income	$(12.0)	$(20.5)
Currency translation loss	3.4	2.2
Earnings and gains from the sale of equity method investments, net	(1.6)	(1.1)
Net periodic pension and postretirement benefit (income) cost, less service cost	1.0	(0.2)
Other income	(0.7)	(0.5)
Other income, net	$(9.9)	$(20.1)
For the year ended December 31, 2025, Other income, net, decreased $10.2 million compared to 2024, primarily due to less interest income generated as a result of less cash on hand throughout the year due to the increase in acquisition activity.

Provision for Income Taxes
For the year ended December 31, 2025, our effective tax rate was 16.2%, compared to 14.5% for the year ended December 31, 2024. The increase in the effective income tax rate was primarily due to the unfavorable mix of income earned in higher tax rate jurisdictions and year over year changes in amounts recognized for uncertain tax positions and income tax credits, which were partially offset by the enactment of legislative changes.
Review of Business Segments
We operate in and report financial results for two segments: Allegion Americas and Allegion International. These segments represent the level at which our chief operating decision maker ("CODM") reviews our financial performance and makes operating decisions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the years ended December 31

In millions	2025	2024	% Change
Net revenues
Allegion Americas	$3,218.8	$3,012.4	6.9%
Allegion International	848.5	$759.8	11.7%
Total	$4,067.3	$3,772.2

Segment operating income
Allegion Americas	$896.5	$816.2	9.8%
Allegion International	76.5	66.3	15.4%
Total	$973.0	$882.5

Segment operating margin
Allegion Americas	27.9%	27.1%
Allegion International	9.0%	8.7%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including, locks, locksets, portable locks, key systems, door controls and door control systems, exit devices, doors, glass and door systems, accessories, electronic security products, access control systems and software and service solutions to customers in commercial, institutional and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of an agreement with STANLEY Black & Decker.
Net Revenues
Net revenues for the year ended December 31, 2025, increased by 6.9%, or $206.4 million, as compared to the year ended December 31, 2024, due to the following:

Pricing	3.6%
Volume	1.6%
Acquisitions	1.8%
Currency exchange rates	(0.1)%
Total	6.9%
The increase in Net revenues was driven by improved pricing, the favorable impact of acquisitions and higher volumes. These increases were partially offset by unfavorable foreign currency exchange rate movements.
Excluding Net revenues of businesses acquired in 2025, Net revenues from non-residential products grew by a high-single digits percent compared to the prior year, driven by increased pricing and higher volumes, and Net revenues from residential products decreased by a low-single digits percent compared to the prior year, driven by lower volumes, partially offset by increased pricing.
Growth in Americas electronic security products and solutions is a metric monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential products, and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. Net revenues from the sale of electronic products increased by a low-double digits percent compared to 2024. We continue to believe electronic products are a long-term growth driver.
Operating Income/Margin
Segment operating income for the year ended December 31, 2025, increased $80.3 million, and Segment operating margin increased to 27.9% from 27.1% as compared to the year ended December 31, 2024, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2024	$816.2	27.1%
Pricing and productivity in excess of inflation and investment spending	18.5	(0.3)%
Volume / product mix	41.8	0.9%
Currency exchange rates	2.3	0.1%
Acquisitions	12.5	(0.1)%
Restructuring / integration / acquisition expenses	5.2	0.2%
December 31, 2025	$896.5	27.9%
The increase in Segment operating income was primarily driven by favorable volume/product mix, pricing and productivity in excess of inflation and investment spending, the favorable impact of recent acquisitions, lower restructuring, integration, and acquisition expenses and favorable foreign currency exchange rate movements.
The increase in Segment operating margin was driven by favorable volume/product mix, lower restructuring, integration and acquisition expenses and favorable foreign currency exchange rate movements. These increases were partially offset by lower operating margin from pricing and productivity in excess of inflation and investment spending and the unfavorable impact on operating margin from recent acquisitions.
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
Net Revenues
Net revenues for the year ended December 31, 2025, increased by 11.7%, or $88.7 million, as compared to the year ended December 31, 2024, due to the following:

Pricing	1.2%
Volume	(1.3)%
Acquisitions / divestitures	8.2%
Currency exchange rates	3.6%
Total	11.7%
The increase in Net revenues was driven by the favorable impact from recent acquisitions/divestitures, favorable foreign currency exchange rate movements and improved pricing. These increases were partially offset by lower volumes.

Operating Income/Margin
Segment operating income for the year ended December 31, 2025, increased $10.2 million, and Segment operating margin increased to 9.0% from 8.7% as compared to the year ended December 31, 2024, due to the following:

In millions	Operating Income	Operating Margin
December 31, 2024	$66.3	8.7%
Inflation and investment spending in excess of pricing and productivity	(0.2)	(0.1)%
Volume / product mix	(0.7)	—%
Currency exchange rates	6.6	0.7%
Acquisitions / divestitures	11.9	0.7%
Restructuring / integration / acquisition expenses	(7.4)	(1.0)%
December 31, 2025	$76.5	9.0%
The increases in Segment operating income and Segment operating margin were primarily driven by the favorable impact from acquisitions/divestitures and favorable movements in foreign currency exchange rates. These increases were partially offset by higher restructuring, integration and acquisition expenses, unfavorable volume/product mix and inflation and investment spending in excess of pricing and productivity improvements. Macroeconomic conditions in our International markets remain mixed.

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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, potential acquisitions, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of December 31, 2025, approximately 90% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused availability under the Revolving Facility, as of December 31, 2025, we expect cash flows from operations to be sufficient to maintain a sound financial position and liquidity and to meet our financing needs for at least the next twelve months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next twelve months. We also believe unused availability under the Revolving Facility and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.
The following table reflects the major categories of cash flows for the years ended December 31. For additional details, see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by operating activities	$783.8	$675.0
Net cash used in investing activities	(685.5)	(228.4)
Net cash used in financing activities	(266.7)	(394.5)
Operating activities: Net cash provided by operating activities for the year ended December 31, 2025, increased by $108.8 million compared to 2024, driven primarily by higher net earnings and less cash used for working capital.
Investing activities: Net cash used in investing activities for the year ended December 31, 2025, increased by $457.1 million compared to 2024, primarily due to higher cash used for acquisitions and an increase in capital expenditures.
Financing activities: Net cash used in financing activities for the year ended December 31, 2025, decreased by $127.8 million compared to 2024. The change in cash used in financing activities was primarily due to a decrease in cash used for share repurchases, partially offset by higher net repayments on debt and higher dividend payments.

Capitalization
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2025	2024
Term Facility	$—	$212.5
Revolving Facility	190.6	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.2	—
Total borrowings outstanding	1,990.8	2,012.5
Discounts and debt issuance costs, net	(10.7)	(13.0)
Total debt	1,980.1	1,999.5
Less current portion of long-term debt	0.2	21.9
Total long-term debt	$1,979.9	$1,977.6
We have an unsecured revolving credit facility (the "Revolving Facility") in place, of which $190.6 million was outstanding at December 31, 2025. We paid the outstanding $212.5 million principal balance and interest on a term loan facility during the year ended December 31, 2025 using cash on hand and borrowings under the Revolving Facility. On December 9, 2025, we amended and restated the Revolving Facility which, among other things, increased the total commitment from $750.0 million to $1.0 billion, and extended the maturity from May 20, 2029 to May 20, 2030.
The Revolving Facility provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. We had $25.2 million and $18.4 million of letters of credit outstanding at December 31, 2025 and 2024, respectively. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. We pay certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on the Company's credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at our option, of (i) a SOFR plus an applicable margin, or (ii) a base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2025, our outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.902%. The credit agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Revolving Facility requires us to comply with a maximum leverage ratio as defined in the credit agreement. As of December 31, 2025, we were in compliance with all applicable covenants under the credit agreement.
As of December 31, 2025, we also have $400.0 million outstanding of our 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of our 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of the 5.600% Senior Notes due 2034 (the "5.600% Senior Notes") and $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At December 31, 2025, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions were required.
Scheduled future principal repayments on our outstanding indebtedness can be found in Note 8 to the Consolidated Financial Statements. Interest payments related to our long-term indebtedness in 2026 are expected to be $90-95 million, given our current level of indebtedness and effective interest rates as of December 31, 2025.
Contractual Obligations and Other Commitments
In addition to the scheduled principal and interest payments discussed above, our material cash requirements include the following contractual and other obligations:

Purchase Commitments – We occasionally enter into short-term, firm purchase commitments to mitigate pricing risk related to certain of our commodity, parts and component purchases, which represent commitments under enforceable and legally binding agreements. Such purchase commitments are made in the normal course of business and are not anticipated to materially impact our liquidity or financial position over the next twelve months. See Note 19 to the Consolidated Financial Statements for further information.
Leases – We have numerous real estate and equipment leasing arrangements for which we are a lessee. See Note 10 to the Consolidated Financial Statements for further information as to the short and long-term lease liabilities included within the Consolidated Balance Sheets, as well as future minimum lease payments for 2026 and future years.
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
At December 31, 2025, we had net pension assets of $14.6 million, which consist of plan assets of $498.5 million and benefit obligations of $483.9 million. It is our objective to contribute to our pension plans in order to ensure adequate funds are available to make benefit payments to plan participants and beneficiaries when required. At December 31, 2025, the funded status of our U.S. pension plans increased to 101.0% from 100.8% at December 31, 2024. The funded status for our non-U.S. pension plans increased to 104.8% at December 31, 2025 from 101.4% at December 31, 2024. The funded status for all of our pension plans at December 31, 2025 increased to 103.0% from 101.1% at December 31, 2024. We currently expect to contribute approximately $3.9 million to our plans worldwide in 2026.
Determining the costs and obligations associated with our defined benefit plans is dependent on various actuarial assumptions including discount rates, expected returns on plan assets, employee mortality and turnover rates. Changes in any of the assumptions can have an impact on the net periodic pension benefit cost. An estimated 0.5% rate decline in the discount rate would have increased net periodic pension benefit cost by approximately $0.4 million in 2025, while a 0.5% rate decline in the estimated return on assets would have increased net periodic pension benefit cost by approximately $2.2 million. For further details on defined benefit plan activity, see Note 11 to the Consolidated Financial Statements.
Income Taxes – At December 31, 2025, we have total unrecognized tax benefits for uncertain tax positions of $54.8 million and $12.0 million of related accrued interest and penalties, net of tax, although we are unable to reasonably estimate the timing over which these liabilities might be paid. See Note 16 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and tax authority disputes.
Contingent Liabilities – We are involved in various litigation, claims and administrative proceedings, including those related to environmental, asbestos-related and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities and will likely be resolved over an extended period of time. See Note 19 to the Consolidated Financial Statements for additional information.
Guarantor Financial Information
Allegion US Hold Co is the issuer of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes and is the guarantor of the 3.500% Senior Notes. Allegion plc (the “Parent”) is the issuer of the 3.500% Senior Notes and is the guarantor of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes. Allegion US Hold Co is directly or indirectly 100% owned by the Parent and each of the guarantees of Allegion US Hold Co and the Parent is full and unconditional and joint and several.
The 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes is the senior unsecured obligation of the Parent and ranks equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co's existing and future senior unsecured and unsubordinated indebtedness.
Each guarantee is effectively subordinated to any secured indebtedness of the guarantor to the extent of the value of the assets securing such indebtedness. The Senior Notes are structurally subordinated to indebtedness and other liabilities of the subsidiaries of the guarantor, none of which guarantee the notes. The obligations of the guarantor under its guarantee are limited as necessary to prevent such guarantee from constituting a fraudulent conveyance under applicable law and, therefore, are limited to the amount that the applicable guarantor could guarantee without such guarantee constituting a fraudulent conveyance; this limitation, however, may not be effective to prevent such guarantee from constituting a fraudulent conveyance. If the guarantee was rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the guarantor, and, depending on the amount of such indebtedness, the applicable guarantor’s liability on its guarantee could be reduced to zero. In such an event, the notes would be structurally subordinated to the indebtedness and other liabilities of the applicable guarantor.
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
Selected Condensed Statement of Comprehensive Income Information

	Year ended December 31, 2025
In millions	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—
Gross profit	—	—
Operating loss	(7.6)	—
Equity earnings in affiliates, net of tax	711.5	483.4
Transactions with related parties and subsidiaries(a)	(27.4)	(92.1)
Net earnings	643.8	362.0
Net earnings attributable to the entity	643.8	362.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	December 31, 2025
In millions	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$1.2	$781.3
Total current assets	8.2	835.2
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,299.1
Total noncurrent assets	1,792.7	1,425.7
Current liabilities:
Amounts due to related parties and subsidiaries	$10.8	$702.1
Total current liabilities	31.7	730.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	484.0	2,737.6
Total noncurrent liabilities	1,073.0	4,124.4

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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2025, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an additional unrealized loss of approximately $4.3 million. This amount, when realized, would be partially offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We purchase a wide range of raw material, including steel, zinc, brass and other non-ferrous metals, and are exposed to volatility in the prices of these and other commodities used in our products. We use fixed price contracts to manage this exposure where appropriate. We do not have committed commodity derivative instruments in place at December 31, 2025. However, an increase in commodity prices could result in lower gross profit.
Interest Rate Exposure
Of our total outstanding indebtedness of $2.0 billion as of December 31, 2025, approximately 90% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates. However, outstanding borrowings under the Revolving Facility accrue variable rate interest at our option of (i) a Secured Overnight Financing Rate ("SOFR") plus the applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At December 31, 2025, the outstanding borrowings of $190.6 million under the Revolving Facility accrue interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.902%. We are also exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. We have $190.6 million outstanding and unused availability of $784.2 million under the Revolving Facility as of December 31, 2025. A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Revolving Facility would increase our interest expense over the next twelve months by $2.0 million based on the balances outstanding as of December 31, 2025. If the SOFR or other applicable base rates of the Revolving Facility increase in the future, our Interest expense could increase.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)The following Consolidated Financial Statements and Financial Statement Schedule and the report thereon of PricewaterhouseCoopers LLP dated February 17, 2026, are presented following Item 16 of this Annual Report on Form 10-K.
Consolidated Financial Statements:
Report of independent registered public accounting firm (PCAOB ID 238)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets at December 31, 2025 and 2024
For the years ended December 31, 2025, 2024 and 2023:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the heading "Proposal 3". Approval of Appointment of Independent Registered Public Accounting Firm and Authorization to Set Independent Registered Public Accounting Firm’s Remuneration for Fiscal 2026–Fees of the Independent Registered Public Accounting Firm" in the Proxy Statement.

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
(a) Exhibits

Exhibit Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

4.1	Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.2	First Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.3	Second Supplemental Indenture, dated as of October 2, 2017, among Allegion US Holding Company Inc., Allegion plc and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed October 2, 2017 (File No. 001-35971).

4.4	Form of Global Note representing the 3.550% Senior Notes due 2027.	Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed October 2, 2017 (included in Exhibit 4.4) (File No. 001-35971).

4.5	Third Supplemental Indenture, dated as of September 27, 2019, among Allegion plc, Allegion US Holding Company Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed September 27, 2019 (File No. 001-35971).

4.6	Form of Global Note representing the 3.500% Senior Notes due 2029.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed September 27, 2019 (included in Exhibit 4.2) (File No. 001-35971).

4.7	Fourth Supplemental Indenture, dated as of June 22, 2022, among Allegion plc, Allegion US Holding Company Inc., and Computershare Trust Company, N.A. as successor to Wells Fargo Bank National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed June 22, 2022 (File No. 001-35971).

4.8	Form of Global Note representing the 5.411% Senior Notes due 2032.	Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed June 22,2022 (included in Exhibit 4.2) (File No. 001-35971).

4.9	Indenture, dated as of May 29, 2024, among Allegion US Holding Company Inc., Allegion plc, and U.S, Bank Trust Company, National Association.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed May 29, 2024 (File No. 001-35971).

4.10	First Supplemental Indenture, dated as of May 29, 2024, among Allegion plc, Allegion US Holding Company Inc. and U.S, Bank Trust Company, National Association.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed May 29, 2024 (File No. 001-35971).

4.11	Form of Global Note representing the 5.600% Senior Notes due 2034.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed May 29, 2024 (included in Exhibit 4.2) (File No. 001-35971).

4.12	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.1	Form of Separation Agreement and Release. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed with the SEC on February 19, 2019 (File No. 001-35971).

10.2	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 2, 2013 (File No. 001-35971).

10.3	Amended and Restated Credit Agreement, dated as of May 20, 2024.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed May 20, 2024 (File No. 001-35971).

10.4	First Amendment to Amended and Restated Credit Agreement, dated as of December 9, 2025.	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on December 9, 2025.

10.5	2023 Incentive Stock Plan. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on July 26, 2023, as amended (File No. 001-35971).

10.6	Executive Deferred Compensation Plan. *	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.7	Supplemental Employee Savings Plan. *	Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the SEC on February 18, 2020 (File No. 001-35971).

10.8	Elected Officer Supplemental Program. *	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.9	Key Management Supplemental Program. *	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.10	Supplemental Pension Plan. *	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.11	Senior Executive Performance Plan. *	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.12	John H. Stone Offer Letter, dated May 24, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 31, 2022 (File No. 001-35971).

10.13	Michael J. Wagnes Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.14	Timothy P. Eckersley Offer Letter, dated March 3, 2021. *	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 10, 2021 (File No. 001-35971).
10.15	David S. Ilardi Offer Letter, dated February 14, 2022. *	Incorporated by reference to Exhibit 10.39 of the Company's Form 10-K filed with the SEC on February 15, 2022 (File No. 001-35971).

10.16	Joseph C. Blasko Offer Letter, dated May 9, 2025. *	Filed herewith.

10.17	Form of Allegion plc Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.18	Form of Allegion US Holding Company, Inc. Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.19	Form of Allegion Irish Holding Company Limited Deed Poll Indemnity.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed with the SEC on June 17, 2013, as amended (File No. 001-35971).

10.20	Annual Incentive Plan. *	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.21	Change in Control Severance Plan. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the SEC on March 10, 2014 (File No. 001-35971).

10.22	Form of Global Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.23	Form of Global Stock Option Award Agreement. *	Incorporated by reference to Exhibit 10.22 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.24	Form of Global Performance Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

10.25	Form of Non-Employee Director Restricted Stock Unit Award Agreement. *	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on July 26, 2023 (File No. 001-35971).

10.26	Transaction Agreement, dated as of April 22, 2022, by and between Allegion US Holding Company Inc. Stanley Black & Decker, Inc., Stanley Black & Decker Canada Corporation, various entities thereto and Stanley Access Technologies LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 22, 2022 (File No. 001-35971).

19.1	Insider Trading Policy.	Incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed with the SEC on February 18, 2025.

21.1	List of subsidiaries of Allegion plc.	Filed herewith.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

97	SEC Rule 10D-1 Clawback Policy.	Incorporated by reference to Exhibit 97 of the Company's Form 10-K filed with the SEC on February 20, 2024 (File No. 001-35971).

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLEGION PLC
(Registrant)

By:	/s/ John H. Stone
John H. Stone
Chief Executive Officer
Date:	February 17, 2026

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John H. Stone	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
(John H. Stone)

/s/ Michael J. Wagnes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
(Michael J. Wagnes)

/s/ Nickolas A. Musial	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
(Nickolas A. Musial)

/s/ Lauren B. Peters	Chair of the Board	February 17, 2026
(Lauren B. Peters)

/s/ Susan L. Main	Director	February 17, 2026
(Susan L. Main)

/s/ Steven C. Mizell	Director	February 17, 2026
(Steven C. Mizell)

/s/ Nicole Parent Haughey	Director	February 17, 2026
(Nicole Parent Haughey)

/s/ Ellen Rubin	Director	February 17, 2026
(Ellen Rubin)

/s/ Gregg C. Sengstack	Director	February 17, 2026
(Gregg C. Sengstack)

/s/ Dev Vardhan	Director	February 17, 2026
(Dev Vardhan)

ALLEGION PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Allegion plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Allegion plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 18 to the consolidated financial statements, the Company has two principal revenue streams, tangible product sales and services and software. For the year ended December 31, 2025, the Company’s net revenues were $4,067.3 million. Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. Product sales involve contracts with a single performance obligation. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Services and software offerings include inspection, maintenance and repair, aftermarket, design and installation services, as well as on-premise, software maintenance and software as a service solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue related to services is recognized when the service based performance obligations are satisfied.
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
February 17, 2026

We have served as the Company’s auditor since 2013.

Allegion plc
Consolidated Statements of Comprehensive Income
In millions, except per share amounts

For the years ended December 31,	2025	2024	2023
Net revenues	$4,067.3	$3,772.2	$3,650.8
Cost of goods sold	2,229.0	2,103.7	2,069.3
Selling and administrative expenses	978.8	887.8	865.6
Impairment of intangible assets	—	—	7.5
Operating income	859.5	780.7	708.4
Interest expense	101.0	102.0	93.1
Other income, net	(9.9)	(20.1)	(1.9)
Earnings before income taxes	768.4	698.8	617.2
Provision for income taxes	124.6	101.3	76.6
Net earnings	643.8	597.5	540.6
Less: Net earnings attributable to noncontrolling interests	—	—	0.2
Net earnings attributable to Allegion plc	$643.8	$597.5	$540.4
Amounts attributable to Allegion plc ordinary shareholders:
Earnings per share attributable to Allegion plc ordinary shareholders:
Basic net earnings:	$7.48	$6.85	$6.15
Diluted net earnings:	$7.44	$6.82	$6.12

Net earnings	$643.8	$597.5	$540.6
Other comprehensive income (loss), net of tax:
Currency translation	130.2	(74.2)	33.6
Cash flow hedges:
Unrealized net (losses) gains arising during period	(1.9)	2.7	0.4
Net gains reclassified into earnings	(1.1)	(0.7)	(1.4)
Tax benefit (expense)	0.6	(0.7)	0.5
Total cash flow hedges, net of tax	(2.4)	1.3	(0.5)
Defined benefit plan adjustments:
Prior service costs and net actuarial gains (losses), net	2.6	(4.4)	(9.4)
Amortization reclassified into earnings	5.2	4.6	4.1
Settlements/curtailments reclassified into earnings	—	0.1	0.4
Currency translation and other	(7.7)	2.9	(5.4)
Tax (expense) benefit	(1.9)	(0.4)	1.5
Total defined benefit plan adjustments, net of tax	(1.8)	2.8	(8.8)
Other comprehensive income (loss), net of tax	126.0	(70.1)	24.3
Total comprehensive income, net of tax	769.8	527.4	564.9
Less: Total comprehensive income attributable to noncontrolling interests	—	—	0.2
Total comprehensive income attributable to Allegion plc	$769.8	$527.4	$564.7

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Balance Sheets
In millions, except share amounts

As of December 31,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$356.2	$503.8
Accounts and notes receivable, net	437.7	418.9
Inventories	519.0	423.0
Current tax receivable	30.0	29.8
Other current assets	48.9	46.8
Total current assets	1,391.8	1,422.3
Property, plant and equipment, net	444.6	385.3
Goodwill	1,912.4	1,489.4
Intangible assets, net	826.0	569.0
Deferred and noncurrent income taxes	321.8	331.4
Other noncurrent assets	327.1	290.4
Total assets	$5,223.7	$4,487.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244.8	$258.0
Accrued compensation and benefits	152.1	117.6
Accrued expenses and other current liabilities	324.0	275.4
Current tax payable	34.3	24.0
Short-term borrowings and current maturities of long-term debt	0.2	21.9
Total current liabilities	755.4	696.9
Long-term debt	1,979.9	1,977.6
Postemployment and other benefit liabilities	44.2	39.1
Deferred and noncurrent income taxes	165.8	97.9
Other noncurrent liabilities	210.8	175.6
Total liabilities	3,156.1	2,987.1
Equity:
Allegion plc shareholders’ equity
Ordinary shares, $0.01 par value (86,066,997 and 86,254,744 shares issued and outstanding at December 31, 2025 and 2024, respectively)	0.9	0.9
Capital in excess of par value	34.2	—
Retained earnings	2,238.1	1,831.4
Accumulated other comprehensive loss	(205.6)	(331.6)
Total equity	2,067.6	1,500.7
Total liabilities and equity	$5,223.7	$4,487.8

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Equity
In millions, except per share amounts

		Allegion plc shareholders' equity
	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests
		Amount	Shares
Balance at December 31, 2022	$944.5	$0.9	87.9	$13.9	$1,212.8	$(285.8)	$2.7
Net earnings	540.6	—	—	—	540.4	—	0.2
Other comprehensive income, net	24.3	—	—	—	—	24.3	—
Repurchase of ordinary shares	(59.9)	—	(0.5)	(41.3)	(18.6)	—	—
Share-based compensation activity	27.0	—	0.1	27.0	—	—	—
Acquisition/divestiture of noncontrolling interest	(0.1)	—	—	0.4	2.3	—	(2.8)
Dividends declared to noncontrolling interests	(0.1)	—	—	—	—	—	(0.1)
Cash dividends declared ($1.80 per share)	(158.0)	—	—	—	(158.0)	—	—
Balance at December 31, 2023	1,318.3	0.9	87.5	—	1,578.9	(261.5)	—
Net earnings	597.5	—	—	—	597.5	—	—
Other comprehensive loss, net	(70.1)	—	—	—	—	(70.1)	—
Repurchase of ordinary shares	(220.0)	—	(1.6)	(42.0)	(178.0)	—	—
Share-based compensation activity	27.3	—	—	27.3	—	—	—
Shares issued under incentive stock plans	14.7	—	0.4	14.7	—	—	—
Cash dividends declared ($1.92 per share)	(167.0)	—	—	—	(167.0)	—	—
Balance at December 31, 2024	1,500.7	0.9	86.3	—	1,831.4	(331.6)	—
Net earnings	643.8	—	—	—	643.8	—	—
Other comprehensive income, net	126.0	—	—	—	—	126.0	—
Repurchase of ordinary shares	(80.0)	—	(0.6)	(18.4)	(61.6)	—	—
Share-based compensation activity	29.0	—	—	29.0	—	—	—
Shares issued under incentive stock plans	23.6	—	0.4	23.6	—	—	—
Cash dividends declared ($2.04 per share) and other	(175.5)	—	—	—	(175.5)	—	—
Balance at December 31, 2025	$2,067.6	$0.9	86.1	$34.2	$2,238.1	$(205.6)	$—

See accompanying notes to consolidated financial statements.

Allegion plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net earnings	$643.8	$597.5	$540.6
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	133.2	119.0	111.6
Impairment of intangible assets	—	—	7.5
Share-based compensation	29.8	28.2	26.4
Unrealized (gain) loss on investments, net	(0.9)	1.0	0.8
Deferred income taxes	(10.2)	(44.2)	(67.7)
Other items	7.3	(2.4)	(0.8)
Changes in other assets and liabilities:
Accounts and notes receivable	23.7	(6.7)	(11.9)
Inventories	(38.9)	16.7	44.6
Accounts payable	(34.4)	3.6	(33.6)
Other assets and liabilities	30.4	(37.7)	(16.9)
Net cash provided by operating activities	783.8	675.0	600.6
Cash flows from investing activities:
Capital expenditures	(98.1)	(92.1)	(84.2)
Acquisition of and equity investments in businesses, net of cash acquired	(592.2)	(137.2)	(31.7)
Other investing activities, net	4.8	0.9	(13.2)
Net cash used in investing activities	(685.5)	(228.4)	(129.1)
Cash flows from financing activities:
Debt repayments	(216.1)	(413.3)	(12.6)
Proceeds from Revolving Facility	561.9	—	30.0
Repayments of Revolving Facility	(371.3)	—	(99.0)
Proceeds from issuance of Senior Notes	—	400.0	—
Repayments of debt, net	(25.5)	(13.3)	(81.6)
Debt financing costs	(1.4)	(7.6)	—
Dividends paid to ordinary shareholders	(175.3)	(167.0)	(158.7)
Proceeds from exercise of stock options	23.6	14.7	1.3
Repurchase of ordinary shares	(80.0)	(220.0)	(59.9)
Other financing activities, net	(8.1)	(1.3)	0.2
Net cash used in financing activities	(266.7)	(394.5)	(298.7)
Effect of exchange rate changes on cash and cash equivalents	20.8	(16.4)	7.3
Net (decrease) increase in cash and cash equivalents	(147.6)	35.7	180.1
Cash and cash equivalents – beginning of period	503.8	468.1	288.0
Cash and cash equivalents – end of period	$356.2	$503.8	$468.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION
Allegion plc, an Irish public limited company, and its consolidated subsidiaries ("Allegion" or "the Company") are a leading global company that provides security products and solutions that keep people and assets safe and secure in the places they live, learn, work and connect. Allegion creates peace of mind by pioneering safety and security to create a safer and more accessible world. The Company offers an extensive and versatile portfolio of security and access control products and solutions across a range of market-leading brands including CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transaction gains and losses are recognized in Other income, net, in the Consolidated Statements of Comprehensive Income in the period they are incurred.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.
Accounts and Notes Receivable, Net: Receivables consist of billed receivables which are currently due from customers. The Company provides for an allowance for doubtful accounts and notes receivable, which represents the best estimate of expected lifetime credit losses inherent in the Company’s accounts and notes receivable portfolios. The Company's estimates are influenced by a continuing credit evaluation of customers' financial condition, trade accounts and notes receivable aging and historical loss experience, as well as reasonable and supportable forecasts of future economic conditions. The Company has reserved $12.9 million and $20.2 million for doubtful accounts and notes receivable as of December 31, 2025 and 2024, respectively.
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
Investments: The Company periodically invests in debt or equity securities of start-up companies and/or development stage technology or other companies without acquiring a controlling interest. The Company applies the equity method of accounting when the Company has the ability to exercise significant influence over the operating and financial decision making of the investee. Investments in equity method affiliates totaled $15.5 million and $13.7 million as of December 31, 2025 and 2024, respectively. Equity investments that have readily determinable fair values in which the Company does not have significant influence are measured at fair value, with any unrealized holding gains and losses being recorded to earnings. Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and are qualitatively assessed for impairment indicators each reporting period. Investments in debt and equity securities not accounted for under the equity method of accounting totaled $66.8 million and $66.9 million as of December 31, 2025 and 2024, respectively. The Company's investments are recorded within Other noncurrent assets within the Consolidated Balance Sheets.
Leases: As a lessee, the Company categorizes its leases into two general categories: real estate and equipment leases. The Company's real estate leases include leased production and assembly facilities, warehouses and distribution centers and office space, while the Company's equipment leases primarily include vehicles, material handling and other equipment utilized in the Company's facilities, laptops and other information technology ("IT") equipment. The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company assesses the specific terms and conditions of each lease to determine the appropriate classification as either an operating or finance lease and the lease term. Substantially all of the Company's leases for which the Company is a lessee are classified as operating leases. If at lease commencement date, a lease has a term of less than 12 months and does not include a purchase option that is reasonably certain to be exercised, the Company does not include the lease as part of its ROU asset or lease liability. If the Company enters into a large number of leases in the same month with the same terms and conditions, these are considered a group (portfolio). There are no material residual value guarantees provided by the Company nor any restrictions or covenants imposed by any leases to which the Company is a party.
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
Intangible assets such as completed technologies, patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	21	years
Trade names (finite-lived)	14	years
Completed technologies/patents	11	years
Other	5	years
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
Cash paid for income taxes, net of refunds, for the year ended December 31, 2025, was $121.2 million. Irish federal taxes paid were $1.3 million, U.S. federal taxes paid were $72.5 million and other foreign taxes paid were $47.4 million. Cash paid for income taxes, net of refunds, for the years ended December 31, 2024 and 2023 was $158.3 million and $157.9 million, respectively. The reduction in cash taxes paid in 2025 compared to prior years was primarily attributable to the 2025 enactment of the One Big Beautiful Bill Act in the United States, which allowed for the acceleration of certain tax deductions.
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
Revenue Recognition: Net revenues are recognized based on the satisfaction of performance obligations under the terms of a contract. A performance obligation is a promise in a contract to transfer control of a distinct product or to provide a service, or a bundle of products or services, to a customer. The Company has two principal revenue streams, tangible product sales and services and software. Product sales involve contracts with a single performance obligation, the transfer of control of a product or bundle of products to a customer. Transfer of control typically occurs when goods are shipped from the Company's facilities or at other predetermined control transfer points (for instance, destination terms). Services and software offerings include inspection, maintenance and repair, aftermarket, design and installation services, as well as on-premise, software maintenance and software as a service ("SaaS") solutions. Unlike the single performance obligation to ship a product or bundle of products, revenue related to services is recognized when the service based performance obligations are satisfied. In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the service meets any established criteria. In these instances, revenue recognition is deferred until the performance obligations are satisfied, which could include acceptance terms specified in the arrangement being fulfilled through customer acceptance or a demonstration that established criteria have been satisfied. Revenue from on-premise software solutions are recognized at the point in time when the customer can benefit from the software, which generally aligns with the beginning of the license period.
Net revenues are measured as the amount of consideration expected to be received in exchange for transferring control of the products or providing the services and takes into account variable consideration, such as sales incentive programs including discounts and volume rebates. The existence of these programs does not preclude revenue recognition but does require the Company's best estimate of the variable consideration to be made based on expected activity, as these items are reserved for as a deduction to Net revenues based on the Company's historical rates of providing these incentives and annual forecasted sales volumes. Sales returns and customer disputes involving a question of quantity or price are accounted for as variable consideration, and therefore, as a reduction to Net revenues and as a contra receivable. At December 31, 2025 and 2024, the Company had a reserve for customer claims of $50.6 million and $56.2 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain level of purchases, remain a customer for a certain period, provide a rebate form or is subject to additional requirements are also considered variable consideration and are accounted for as a reduction of revenue and a liability. At December 31, 2025 and 2024, the Company had a sales incentive accrual of $73.5 million and $62.8 million, respectively. These estimates are reviewed regularly for accuracy, and if updated information or actual amounts are different from previous estimates, the revisions are included in the Company’s results for the period in which they become known.
As a practical expedient allowed under ASC 606, "Revenue from Contracts with Customers", the Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company also applies the practical expedients to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The transaction price is not adjusted for the effects of a significant financing component, as the time period between control transfer of goods and services is less than one year. Sales, value-added and other similar taxes collected by the Company are excluded from Net revenues. The Company has also elected to account for shipping and handling activities that occur after control of the related goods transfers as fulfillment activities instead of performance obligations. These activities are included in Cost of goods sold in the Consolidated Statements of Comprehensive Income. The Company’s payment terms are generally consistent with the industries in which its businesses operate.
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
Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred. For the years ended December 31, 2025, 2024 and 2023, expenses related to research and development activities amounted to approximately $132.0 million, $112.7 million and $101.9 million, respectively, and primarily consisted of salaries, wages, benefits, facility costs and other overhead expenses.

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
Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares issued and outstanding. The cost of share repurchases is charged against shareholder's equity.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose

(1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This ASU also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. This guidance became effective for the Company in the current year. The Company adopted this ASU prospectively for the fiscal year ended December 31, 2025. See Note 16 to the Consolidated Financial Statements for further information.
Recently Issued Accounting Pronouncements:
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU will result in additional required disclosures in the Company's Consolidated Financial Statements once adopted.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which removes references to prescriptive and sequential software development stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for annual and interim periods beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on the Company's Consolidated Financial Statements.

NOTE 3 - ACQUISITIONS
2025
Acquisitions completed during the year ended December 31, 2025, included the following:
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
ELATEC
On July 1, 2025, the Company, through its subsidiaries, acquired 100% of ELATEC, including Elatec GmbH and other group entities ("ELATEC"). ELATEC is a manufacturer of security and access technology based in Germany. This acquisition helps the Company expand its global electronics portfolio in attractive end markets while also increasing strategic relationships with channel partners. The purchase price of the acquisition was €327.9 million (approximately $386.5 million). The Company used cash on hand and borrowings under the Revolving Facility to finance the acquisition. ELATEC is reported in the Company's Allegion International segment.
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
The aggregate consideration for all acquisitions completed in 2025 was approximately $631.6 million (net of cash acquired), including the aggregate fair value of earnout contingent consideration. The Company estimates the fair value of this earnout contingent consideration to be approximately $30.3 million, which becomes payable at certain dates through 2028 if certain conditions are achieved. These acquisitions were accounted for as business combinations and were funded with available cash on hand and borrowings under the Revolving Facility.
The following table summarizes the preliminary allocation of the aggregate purchase price for the acquisitions completed in 2025, which includes initial cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$38.9
Property, plant and equipment and other noncurrent assets	24.6
Goodwill	377.9
Intangible assets	281.9
Deferred tax liabilities related to acquired intangible assets	(70.8)
Other noncurrent liabilities	(20.9)
Total net assets acquired and liabilities assumed	$631.6
The valuations of assets acquired and liabilities assumed had not yet been finalized as of December 31, 2025, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations will occur no later than one year from the respective acquisition dates as required by GAAP.
Intangible assets recognized as of the acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted-average useful life (in years)
Completed technologies/patents	$41.0	11
Customer relationships	193.3	20
Trade names (finite-lived)	47.6	14
The following unaudited pro forma financial information for the years ended December 31, 2025 and 2024 is subject to change, and reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2024:

	Years ended
In millions	2025	2024
Net revenues	$4,156.0	$3,943.8
Net earnings	648.9	576.7

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
The following financial information reflects the Net revenues and Earnings before income tax generated by the businesses since the acquisition dates included within the Company's Consolidated Statements of Comprehensive Income:

In millions	Year ended December 31, 2025
Net revenues	$93.0
Earnings before income taxes	4.7
2024
The following acquisitions were made during the year ended December 31, 2024:
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
SOSS
On October 18, 2024, the Company, through its subsidiaries, acquired 100% of SOSS Door Hardware ("SOSS"), a manufacturer of premium hinges and door hardware based primarily in the United States. SOSS is reported in the Company's Allegion Americas segment.
The aggregate consideration for acquisitions was approximately $147.2 million (net of cash acquired), including the fair value of contingent consideration, which the Company estimates to be approximately $10.5 million at the various applicable acquisition dates. These acquisitions were accounted for as business combinations and were funded with available cash on hand.

The following table for these 2024 acquisitions summarizes the allocation of the aggregate purchase price, which includes cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$10.1
Property, plant and equipment	4.1
Goodwill	74.4
Intangible assets	70.5
Other noncurrent liabilities	(11.9)
Total net assets acquired and liabilities assumed	$147.2
Intangible assets recognized for these 2024 acquisitions as of the various acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted-average useful life (in years)
Completed technologies/patents	$14.3	15
Customer relationships	30.6	16
Trade names (finite-lived)	15.3	15
Backlog revenue	10.3	1
During the years ended December 31, 2025, 2024 and 2023, the Company incurred $14.6 million, $11.4 million and $21.0 million, respectively, of acquisition and integration related expenses, which are included in Selling and administrative expenses in the Consolidated Statements of Comprehensive Income.
Goodwill results from several factors, including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of goodwill resulting from these acquisitions is not deductible for tax purposes.

NOTE 4 – INVENTORIES
At December 31, the major classes of Inventories were as follows:

In millions	2025	2024
Raw materials	$237.9	$196.9
Work-in-process	55.1	48.2
Finished goods	226.0	177.9
Total	$519.0	$423.0

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2025	2024
Land	$19.8	$18.5
Buildings	204.1	186.3
Machinery and equipment	577.2	514.6
Software	253.4	201.5
Construction in progress	75.5	90.7
Total property, plant and equipment	1,130.0	1,011.6
Accumulated depreciation	(685.4)	(626.3)
Property, plant and equipment, net	$444.6	$385.3
Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $59.3 million, $52.2 million and $47.3 million.

NOTE 6 – GOODWILL
The changes in the carrying amount of Goodwill were as follows:

In millions	Allegion Americas	Allegion International	Total
December 31, 2023	$1,126.7	$316.4	$1,443.1
Acquisitions and adjustments	69.1	5.6	74.7
Currency translation	(9.9)	(18.5)	(28.4)
December 31, 2024	1,185.9	303.5	1,489.4
Acquisitions and adjustments	88.9	287.9	376.8
Currency translation	6.3	39.9	46.2
December 31, 2025	$1,281.1	$631.3	$1,912.4
Accumulated impairment for the International segment was $573.6 million as of December 31, 2025, 2024, and 2023. There are no accumulated impairments for the Americas segment.
There was no impairment of goodwill for the years ended December 31, 2025, 2024 and 2023.

NOTE 7 – INTANGIBLE ASSETS
At December 31, the gross amount of the Company's intangible assets and related accumulated amortization were as follows:

	2025			2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$121.2	$(52.1)	$69.1	$76.6	$(41.7)	$34.9
Customer relationships	776.3	(254.2)	522.1	542.7	(201.5)	341.2
Trade names (finite-lived)	210.8	(119.6)	91.2	151.3	(91.4)	59.9
Other	78.4	(42.0)	36.4	91.8	(59.9)	31.9
Total finite-lived intangible assets	1,186.7	$(467.9)	718.8	862.4	$(394.5)	467.9
Trade names (indefinite-lived)	107.2		107.2	101.1		101.1
Total	$1,293.9		$826.0	$963.5		$569.0
Intangible asset amortization expense for the years ended December 31, 2025, 2024 and 2023, was $71.3 million, $63.9 million and $61.7 million, respectively.
Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $72.5 million for 2026, $65.2 million for 2027, $56.0 million for 2028, $53.2 million for 2029 and $44.4 million for 2030.
In 2023, it was determined that two of the Company's indefinite-lived trade names in the International segment were impaired, and an impairment charge of $7.5 million was recorded. The impairment related to declines in volumes which reduced the brands' expected future cash flows. No intangible asset impairment charges were recorded in the years ended December 31, 2025 or 2024.

NOTE 8 – DEBT AND CREDIT FACILITIES
At December 31, long-term debt and other borrowings consisted of the following:

In millions	2025	2024
Term Facility	$—	$212.5
Revolving Facility	190.6	—
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.2	—
Total borrowings outstanding	1,990.8	2,012.5
Discounts and debt issuance costs, net	(10.7)	(13.0)
Total debt	1,980.1	1,999.5
Less current portion of long-term debt	0.2	21.9
Total long-term debt	$1,979.9	$1,977.6
Unsecured Credit Facilities
On December 9, 2025, the Company amended and restated its unsecured revolving credit facility (the "Revolving Facility") which, among other things, increased the total commitment from $750.0 million to $1.0 billion, and extended the maturity from May 20, 2029 to May 20, 2030. The Company used borrowings under the Revolving Facility to repay its outstanding term loan, which was scheduled to mature in November 2026. Outstanding borrowings under the Revolving Facility were $190.6 million at December 31, 2025.
The Revolving Facility provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. The Company had $25.2 million and $18.4 million of letters of credit outstanding at December 31, 2025 and 2024, respectively. Borrowings under the Revolving Facility may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on the Company's credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at the option of the Company, of (i) a SOFR plus an applicable margin, or (ii) a base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company's credit ratings. At December 31, 2025, the Company's outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.902%. The credit agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Revolving Facility requires the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of December 31, 2025, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of December 31, 2025, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the "5.600% Senior Notes"), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the "Senior Notes"). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
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

Future Repayments
Future required principal payments on indebtedness as of December 31, 2025 were as follows:

In millions
2026	$0.2
2027	400.0
2028	—
2029	400.0
2030	190.6
Thereafter	1,000.0
Total	$1,990.8
Cash paid for interest for the years ended December 31, 2025, 2024 and 2023 was $98.1 million, $100.3 million and $92.0 million, respectively.

NOTE 9 – FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $320.1 million and $167.2 million at December 31, 2025 and 2024, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 12), nor the balances included in Accumulated other comprehensive loss, were material as of December 31, 2025 and 2024. Currency derivatives designated as cash flow hedges did not have a material impact to either Net earnings or Other comprehensive income (loss) during any of the years ended December 31, 2025, 2024 or 2023, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material, although the actual amounts that will be reclassified to Net earnings may vary as a result of future changes in market conditions. At December 31, 2025, the maximum term of the Company's currency derivatives, both those that are designated as cash flow hedges and those that are not, was less than one year.
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

NOTE 10 - LEASES
Total lease expense for the years ended December 31, 2025, 2024 and 2023, was $69.1 million, $64.2 million and $60.9 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. Lease expense related to short-term leases, variable lease payments or other leases or lease components not included within the ROU asset or lease liability totaled $18.6 million, $15.9 million and $16.9 million, respectively, for the years ended December 31, 2025, 2024 and 2023. No material lease costs have been capitalized on the Consolidated Balance Sheets as of December 31, 2025 or 2024.
Amounts included within the Consolidated Balance Sheets related to the Company's ROU asset and lease liability were as follows:

		December 31, 2025			December 31, 2024
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$116.5	$49.9	$166.4	$107.1	$40.6	$147.7
Lease liability - current	Accrued expenses and other current liabilities	22.5	19.2	41.7	19.8	16.9	36.7
Lease liability - noncurrent	Other noncurrent liabilities	98.0	30.5	128.5	91.0	23.5	114.5

Other information:
Weighted-average remaining term (years)		10.9	3.0		11.2	2.9
Weighted-average discount rate		5.3%	5.9%		5.2%	5.8%

The following table summarizes additional information related to the Company's leases for the years ended December 31:

	2025			2024
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$27.0	$23.5	$50.5	$25.3	$23.0	$48.3
ROU assets obtained in exchange for new lease liabilities	14.2	22.0	36.2	12.1	20.5	32.6
Future Repayments
Future minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the next five years and thereafter as of December 31, 2025, were as follows:

In millions	2026	2027	2028	2029	2030	Thereafter	Total
Real estate leases	$28.3	$23.8	$15.9	$11.1	$9.2	$74.1	$162.4
Equipment leases	21.5	16.0	10.1	4.8	1.5	0.2	54.1
Total	$49.8	$39.8	$26.0	$15.9	$10.7	$74.3	$216.5
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of December 31, 2025, is due to imputed interest of $46.3 million.

NOTE 11 – DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit plans to eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The following table details information regarding the Company’s defined benefit plans at December 31:

	U.S.		NON-U.S.
In millions	2025	2024	2025	2024
Change in benefit obligations:
Benefit obligation at beginning of year	$225.9	$240.6	$241.8	$271.8
Service cost	2.0	2.0	4.2	3.3
Interest cost	11.4	11.6	12.9	12.0
Employee contributions	—	—	0.3	0.3
Amendments	—	—	(0.1)	(0.1)
Actuarial (gains) losses	4.5	(11.1)	(3.4)	(21.3)
Benefits paid	(16.9)	(15.6)	(14.9)	(13.6)
Currency translation	—	—	20.5	(7.4)
Curtailments and settlements	—	—	—	(0.9)
Other, including expenses paid	(1.6)	(1.6)	(2.7)	(2.3)
Benefit obligation at end of year	$225.3	$225.9	$258.6	$241.8
Change in plan assets:
Fair value at beginning of year	$227.8	$244.4	$245.2	$267.7
Actual return on plan assets	18.2	0.4	18.6	(6.4)
Company contributions	0.1	0.2	4.7	5.0
Employee contributions	—	—	0.3	0.3
Benefits paid	(16.9)	(15.6)	(14.9)	(13.6)
Currency translation	—	—	19.7	(4.7)
Curtailment and settlements	—	—	—	(0.9)
Other, including expenses paid	(1.6)	(1.6)	(2.7)	(2.2)
Fair value of assets at end of year	$227.6	$227.8	$270.9	$245.2
Funded status:
Plan assets exceeding benefit obligations	$2.3	$1.9	$12.3	$3.4
Amounts included in the balance sheet:
Other noncurrent assets	$7.6	$7.1	$38.8	$26.4
Accrued compensation and benefits	(0.1)	(0.3)	(2.4)	(1.2)
Postemployment and other benefit liabilities	(5.2)	(4.9)	(24.1)	(21.8)
Net amount recognized	$2.3	$1.9	$12.3	$3.4
It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not funded due to either legal, accounting or tax requirements in certain jurisdictions. As of December 31, 2025, approximately 6% of the Company's projected benefit obligation relates to plans that are not funded, of which the majority are non-U.S. plans.
The pretax amounts recognized in Accumulated other comprehensive loss were as follows:

	U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2023	$(0.4)	$(40.8)	$(41.2)
Current year changes recorded to Accumulated other comprehensive loss	—	(3.6)	(3.6)
Amortization reclassified to earnings	0.2	0.9	1.1
December 31, 2024	$(0.2)	$(43.5)	$(43.7)
Current year changes recorded to Accumulated other comprehensive loss	—	(1.7)	(1.7)
Amortization reclassified to earnings	0.1	1.2	1.3
December 31, 2025	$(0.1)	$(44.0)	$(44.1)

	NON-U.S.
In millions	Prior service cost	Net actuarial losses	Total
December 31, 2023	$(3.0)	$(100.4)	$(103.4)
Current year changes recorded to Accumulated other comprehensive loss	0.1	(1.2)	(1.1)
Amortization reclassified to earnings	0.1	3.5	3.6
Currency translation and other	—	1.9	1.9
December 31, 2024	$(2.8)	$(96.2)	$(99.0)
Current year changes recorded to Accumulated other comprehensive loss	0.1	4.7	4.8
Amortization reclassified to earnings	0.1	3.7	3.8
Currency translation and other	(0.2)	(7.3)	(7.5)
December 31, 2025	$(2.8)	$(95.1)	$(97.9)
Weighted-average discount rate assumptions utilized in determining benefit obligations as of December 31, were as follows:

	2025	2024
U.S. plans	5.4%	5.6%
Non-U.S. plans	5.3%	5.4%
Information regarding pension plans with accumulated benefit obligations more than plan assets were:

	U.S.		NON-U.S.
In millions	2025	2024	2025	2024
Projected benefit obligation	$5.3	$5.1	$40.6	$34.2
Accumulated benefit obligation	5.3	5.0	34.0	28.0
Fair value of plan assets	$—	$—	$14.1	$11.1
Future pension benefit payments are expected to be paid as follows:

In millions	U.S.	NON-U.S.
2026	$19.4	$17.5
2027	23.7	17.6
2028	18.5	17.5
2029	18.9	18.8
2030	18.0	18.4
2031 - 2035	84.7	98.7

The components of the Company’s net periodic pension benefit (income) cost for the years ended December 31, were as follows:

	U.S.
In millions	2025	2024	2023
Service cost	$0.9	$0.9	$0.9
Interest cost	11.4	11.6	12.1
Expected return on plan assets	(15.3)	(15.2)	(15.0)
Administrative costs and other	1.1	1.1	1.0
Net amortization of:
Prior service costs	0.2	0.2	0.2
Plan net actuarial losses	1.2	0.9	0.7
Net periodic pension benefit income	$(0.5)	$(0.5)	$(0.1)

	NON-U.S.
In millions	2025	2024	2023
Service cost	$1.9	$1.5	$1.4
Interest cost	12.8	12.0	12.5
Expected return on plan assets	(17.3)	(16.2)	(16.0)
Administrative costs and other	2.3	1.9	1.8
Net amortization of:
Prior service costs	0.1	0.1	0.1
Plan net actuarial losses	3.7	3.5	3.5
Net curtailment and settlement losses	—	0.1	0.3
Net periodic pension benefit cost	$3.5	$2.9	$3.6
The Service cost component of Net periodic pension benefit cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components are recorded within Other income, net within the Consolidated Statements of Comprehensive Income.
Net periodic pension benefit cost for 2026 is projected to be approximately $3.6 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2025.
Weighted-average assumptions utilized in determining net periodic pension benefit cost for the years ended December 31, were as follows:

	2025	2024	2023
Discount rate:
U.S. plans	5.6%	5.1%	5.4%
Non-U.S. plans	5.4%	4.6%	4.9%
Rate of compensation increase:
U.S. plans	3.0%	3.0%	—%
Non-U.S. plans	3.3%	3.2%	3.4%
Expected return on plan assets:
U.S. plans	7.0%	6.5%	6.5%
Non-U.S. plans	6.9%	6.2%	6.4%
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
The fair values of the Company’s U.S. pension plan assets at December 31, 2025, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$1.6	$1.6
Common collective trusts	—	—	—	172.3	172.3
Other(a)	—	—	—	53.7	53.7
Total U.S. pension plan assets	$—	$—	$—	$227.6	$227.6
(a)Includes group trust diversified credit and real asset funds.

The fair values of the Company’s U.S. pension plan assets at December 31, 2024, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$—	$—	$—	$1.9	$1.9
Common collective trusts	—	—	—	169.2	169.2
Other(a)	—	—	—	56.7	56.7
Total U.S. pension plan assets	$—	$—	$—	$227.8	$227.8
(a)Includes group trust diversified credit and real asset funds.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2025 or 2024.
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
The fair values of the Company’s non-U.S. pension plan assets at December 31, 2025, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$2.5	$—	$—	$118.0	$120.5
Equity mutual funds	—	5.1	—	22.0	27.1
Corporate and non-U.S. bonds	—	3.5	—	111.8	115.3
Other(a)	—	0.3	5.3	2.4	8.0
Total non-U.S. pension plan assets	$2.5	$8.9	$5.3	$254.2	$270.9
(a)Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.
The fair values of the Company’s non-U.S. pension plan assets at December 31, 2024, by asset category, were as follows:

	Fair value measurements				Total
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Assets measured at NAV
Cash, cash equivalents and short-term investments	$0.9	$—	$—	$32.7	$33.6
Equity mutual funds	—	3.6	—	72.7	76.3
Corporate and non-U.S. bonds	—	3.3	—	124.4	127.7
Other(a)	—	0.3	4.1	3.2	7.6
Total non-U.S. pension plan assets	$0.9	$7.2	$4.1	$233.0	$245.2
(a)Primarily includes a core diversified credit fund, a credit opportunity fund and derivative contracts.
No material transfers in or out of Level 3 occurred during the years ended December 31, 2025 or 2024.

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
The Company made employer contributions of $0.1 million, $0.2 million and $15.9 million to the U.S. pension plans in 2025, 2024 and 2023, respectively. The Company made employer contributions to its non-U.S. pension plans of $4.7 million, $5.0 million and $5.0 million in 2025, 2024 and 2023, respectively.
The Company currently projects that approximately $3.9 million will be contributed to its plans worldwide in 2026. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2026 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $36.2 million, $33.0 million and $31.7 million in 2025, 2024 and 2023, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $12.0 million, $10.9 million and $10.1 million in 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
The Company maintains an Executive Deferred Compensation Plan, which is an unfunded, nonqualified plan that, prior to 2019, permitted certain employees to defer up to 50% of their annual salary and up to 100% of their annual bonus awards, performance stock plan awards and restricted stock units into a number of investment choices, including its ordinary share equivalents, until conclusion of their employment with the Company. As of December 31, 2025 and 2024, the deferred compensation liability balance was $11.5 million and $12.0 million, respectively, the majority of which was recorded within Postemployment and other benefit liabilities in the Consolidated Balance Sheets. Amounts invested in ordinary share equivalents of the Company are not included in the deferred compensation liability balance, as these amounts will be settled in ordinary shares of the Company at the time of distribution.

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

Assets and liabilities measured at fair value at December 31, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Total asset recurring fair value measurements	$—	$17.4	$—	$17.4
Liabilities:
Deferred compensation and other retirement plans	$—	$18.1	$—	$18.1
Total liability recurring fair value measurements	$—	$18.1	$—	$18.1
Financial instruments not carried at fair value
Total debt	$—	$2,021.1	$—	$2,021.1
Total financial instruments not carried at fair value	$—	$2,021.1	$—	$2,021.1
Assets and liabilities measured at fair value at December 31, 2024, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.1	$—	$17.1
Total asset recurring fair value measurements	$—	$17.1	$—	$17.1
Liabilities:
Deferred compensation and other retirement plans	$—	$17.4	$—	$17.4
Total liability recurring fair value measurements	$—	$17.4	$—	$17.4
Financial instruments not carried at fair value
Total debt	$—	$1,979.3	$—	$1,979.3
Total financial instruments not carried at fair value	$—	$1,979.3	$—	$1,979.3
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
•Debt – These instruments are recorded at cost and include the Revolving Facility and Senior Notes maturing through 2034. The fair value of these debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2025, are the same as those used at December 31, 2024.

NOTE 13 – EQUITY
Ordinary Shares
The changes in ordinary shares outstanding for the year ended December 31, 2025, were as follows:

In millions	Total
December 31, 2024	86.3
Shares issued under equity incentive plans	0.4
Repurchase of ordinary shares	(0.6)
December 31, 2025	86.1
Allegion had 400.0 million ordinary shares authorized and 10.0 million preferred shares, $0.001 par value per share, authorized (with none outstanding) at December 31, 2025.
In June 2023, the Company's Board of Directors reauthorized the Company's existing share repurchase program and, as a result, authorized the repurchase of up to, and including $500.0 million of the Company's ordinary shares (the "Share Repurchase Authorization"). During the year ended December 31, 2025, the Company paid $80.0 million to repurchase approximately 0.6 million ordinary shares on the open market under the Share Repurchase Authorization. As of December 31, 2025, the Company has approximately $160.0 million available to be repurchased under the Share Repurchase Authorization.
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss were as follows:

In millions	Cash flow hedges	Defined benefit plan adjustments	Currency translation	Total
December 31, 2022	$6.1	$(117.1)	$(174.8)	$(285.8)
Other comprehensive income (loss), net of tax	(0.5)	(8.8)	33.6	24.3
December 31, 2023	5.6	(125.9)	(141.2)	(261.5)
Other comprehensive (loss) income, net of tax	1.3	2.8	(74.2)	(70.1)
December 31, 2024	6.9	(123.1)	(215.4)	(331.6)
Other comprehensive income (loss), net of tax	(2.4)	(1.8)	130.2	126.0
December 31, 2025	$4.5	$(124.9)	$(85.2)	$(205.6)
All amounts of Other comprehensive income (loss), net attributable to noncontrolling interests on the Consolidated Statements of Equity relate to foreign currency items.

NOTE 14 – SHARE-BASED COMPENSATION
Under the Company's shareholder-approved equity incentive plan, a maximum of 2.7 million ordinary shares are authorized for issuance, of which 2.1 million remained available for issuance as of December 31, 2025, for future equity incentive awards.
Compensation Expense
Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Consolidated Statements of Comprehensive Income. The following table summarizes the expenses recognized for the years ended December 31:

In millions	2025	2024	2023
Stock options	$5.4	$4.9	$4.3
RSUs	14.3	15.2	14.6
PSUs	10.1	8.1	7.5
Pre-tax expense	29.8	28.2	26.4
Tax benefit	(3.2)	(2.5)	(2.7)
After-tax expense	$26.6	$25.7	$23.7

Stock Options / RSUs
The weighted-average fair value of stock options granted for the years ended December 31, 2025, 2024 and 2023, was estimated to be $37.72, $40.92 and $33.66 per share, respectively, using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	2025	2024	2023
Dividend yield	1.61%	1.47%	1.60%
Volatility	29.89%	29.28%	28.47%
Risk-free rate of return	4.31%	4.29%	4.10%
Expected life	5.4 years	6.0 years	6.0 years
Volatility is based on the Company's historic volatility. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. In 2023 and 2024, the expected life of the Company’s stock option awards was derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term, because the company did not have sufficient history to estimate expected life. Beginning in 2025, the expected life of the Company's stock option awards is derived from historical data, based on the past exercise activity and post-vest cancellation activity of the Company's stock option program and represents the period of time that awards are expected to be outstanding.
Changes in options outstanding under the plans for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Shares subject to option	Weighted- average exercise price(a)	Aggregate intrinsic value (millions)	Weighted-average remaining life (years)
December 31, 2022	932,582	$100.21
Granted	156,929	112.59
Exercised	(76,969)	73.30
Canceled	(12,182)	117.82
December 31, 2023	1,000,360	104.01
Granted	135,906	130.66
Exercised	(247,729)	90.19
Canceled	(17,884)	125.72
December 31, 2024	870,653	111.65
Granted	144,504	127.40
Exercised	(289,139)	107.56
Canceled	(5,744)	125.78
Outstanding December 31, 2025	720,274	$116.34	$30.9	6.5
Exercisable December 31, 2025	450,138	$110.78	$21.8	5.4
(a)The weighted-average exercise price of awards represents the exercise price of the awards on the grant date converted to ordinary shares of the Company.
The following table summarizes information concerning outstanding and exercisable options as of December 31, 2025:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2025	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2025	Weighted- average remaining life (years)	Weighted- average exercise price
50.01	—	75.00	15,178	0.7	$66.29	15,178	0.7	$66.29
75.01	—	100.00	47,116	2.7	87.73	47,116	2.7	87.73
100.01	—	125.00	344,992	6.1	111.12	296,003	6.0	110.85
125.01	—	150.00	312,988	7.7	128.83	91,841	5.5	129.71
			720,274	6.5	$116.34	450,138	5.4	$110.78
At December 31, 2025, there was $4.3 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested stock options held by non-retirement eligible employees. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024, was $16.2 million and $11.4 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years ended December 31, 2025, 2024 and 2023:

	RSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2022	261,048	$112.79
Granted	137,677	112.38
Vested	(101,516)	115.94
Canceled	(9,844)	112.45
Outstanding and unvested at December 31, 2023	287,365	111.51
Granted	103,774	129.51
Vested	(139,023)	112.15
Canceled	(11,742)	122.14
Outstanding and unvested at December 31, 2024	240,374	118.40
Granted	100,798	130.93
Vested	(126,348)	116.95
Canceled	(5,752)	125.98
Outstanding and unvested at December 31, 2025	209,072	$125.10
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2025, there was $11.2 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is primarily related to unvested RSUs held by non-retirement eligible employees.
Performance Stock
In February 2023, 2024 and 2025, the Compensation Committee of the Company's Board of Directors granted PSUs that vested based 50% upon a performance condition, measured at each reporting period by earnings per share ("EPS") performance during a three-year performance period in relation to pre-established targets set by the Compensation Committee, and 50% upon a market condition, measured by the Company’s relative total shareholder return ("TSR") against, for 2023, the S&P 400 Capital Goods Index over a three-year performance period, and for 2024 and 2025, a 50/50 weighting of the S&P 400 Capitals Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
The following table summarizes PSU activity for the maximum number of shares that may be issued upon vesting of those awards for the years ended December 31, 2025, 2024 and 2023:

	PSUs	Weighted-average grant date fair value(a)
Outstanding and unvested at December 31, 2022	138,385	$108.71
Granted	77,253	120.69
Vested	(13,028)	149.43
Forfeited	(49,419)	134.62
Outstanding and unvested at December 31, 2023	153,191	102.93
Granted	58,363	155.76
Vested	(39,932)	113.85
Forfeited	(18,665)	128.09
Outstanding and unvested at December 31, 2024	152,957	117.16
Granted	63,970	135.79
Vested	(44,725)	123.26
Forfeited	(2,239)	128.63
Outstanding and unvested at December 31, 2025	169,963	$122.42
(a)The weighted-average grant date fair value represents the fair value of the awards on the grant date converted to ordinary shares of the Company.
At December 31, 2025, there was $8.6 million of total unrecognized compensation cost from the PSP based on actual performance through such date, which is related to shares underlying unvested awards. This compensation cost will be recognized over the required service period, which is generally the three-year performance/vesting period.

NOTE 15 – OTHER INCOME, NET
The components of Other income, net for the years ended December 31, were as follows:

In millions	2025	2024	2023
Interest income	$(12.0)	$(20.5)	$(6.8)
Currency translation loss	3.4	2.2	3.9
Earnings and gains from the sale of equity method investments, net	(1.6)	(1.1)	(1.0)
Net periodic pension and postretirement benefit cost (income), less service cost	1.0	(0.2)	1.0
Other income	(0.7)	(0.5)	1.0
Other income, net	$(9.9)	$(20.1)	$(1.9)

NOTE 16 – INCOME TAXES
As discussed in Note 2, the Company applied the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, including using Ireland, and its national tax rate of 12.5%, as the starting point for several disclosures as it is the Company’s country of domicile. Disclosures for the years ended December 31, 2024 and 2023 are presented consistent with the prior years and with the income tax disclosure requirements of ASC 740 prior to the adoption of ASU 2023-09.
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2025
Ireland	$(120.5)
Non-Ireland	888.9
Total	$768.4

In millions	2024	2023
U.S.	$298.6	$220.8
Non-U.S.	400.2	396.4
Total	$698.8	$617.2
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2025
Current tax expense:
Ireland	$6.2
Non-Ireland	128.6
Total:	134.8
Deferred tax benefit:
Ireland	(0.2)
Non-Ireland	(10.0)
Total:	(10.2)
Total tax expense:
Ireland	6.0
Non-Ireland	118.6
Total	$124.6

In millions	2024	2023
Current tax expense:
U.S.	$111.4	$114.7
Non-U.S.	34.1	29.5
Total:	145.5	144.2
Deferred tax benefit:
U.S.	(39.7)	(59.1)
Non-U.S.	(4.5)	(8.5)
Total:	(44.2)	(67.6)
Total tax expense:
U.S.	71.7	55.6
Non-U.S.	29.6	21.0
Total	$101.3	$76.6
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable Irish statutory income tax rate to pretax income, as a result of the following differences:

	2025
	Amount	Percent
Ireland Federal Statutory Tax Rate	$96.1	12.5%
State and Local Income Tax, Net of Federal Income Tax Effect	—	—
Foreign Tax Effects:
United States:
Statutory tax rate difference between Ireland and United States	30.7	4.0
State and local income taxes, net of Federal income tax effect	21.7	2.8
Research and development tax credits	(5.8)	(0.7)
Other	9.4	1.2
United Arab Emirates ("UAE"):
Statutory tax rate difference between Ireland and UAE	(13.7)	(1.8)
Exempt income	(35.4)	(4.6)
Other	1.3	0.2
Germany:
Local income tax	6.4	0.8
Effect of changes in tax rate enacted in the current period	(7.3)	(0.9)
Other	3.0	0.4
Luxembourg:
Statutory revaluation of investment in subsidiary	(13.6)	(1.8)
Other	10.7	1.4
Other foreign jurisdictions	(2.8)	(0.4)
Effect of Cross-Border Tax Laws:
Pillar II	6.2	0.8
Nontaxable or Nondeductible Items:
Nondeductible interest expense	12.4	1.6
Other	2.3	0.3
Changes in Unrecognized Tax Benefits	3.1	0.4
Other	(0.1)	—
Effective tax rate	$124.6	16.2%

	Percent of pretax income
	2024	2023
Statutory U.S. rate	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential(a)	(9.7)	(11.0)
State and local income taxes(a)	2.4	2.4
Global Minimum Tax	1.4	—
Reserves for uncertain tax positions	0.3	(0.1)
Other adjustments	(0.9)	0.1
Effective tax rate	14.5%	12.4%
(a)Net of changes in valuation allowances
The majority of the Company's earnings are considered permanently reinvested, and therefore, the Company has not recorded any incremental withholding or income tax liabilities on these permanently reinvested earnings.
At December 31, a summary of the deferred tax accounts was as follows:

In millions	2025	2024
Deferred tax assets:
Inventory and accounts receivable	$11.7	$12.7
Fixed assets and intangibles	5.7	4.5
Lease liabilities	41.0	36.2
Postemployment and other benefit liabilities	37.7	31.8
Other reserves and accruals	25.4	23.2
Net operating losses, tax credits and other carryforwards	597.9	557.9
Other	1.7	1.8
Gross deferred tax assets	721.1	668.1
Less: deferred tax valuation allowances	(255.8)	(247.0)
Deferred tax assets net of valuation allowances	$465.3	$421.1
Deferred tax liabilities:
Fixed assets and intangibles	$(193.5)	$(96.7)
ROU assets	(39.9)	(35.4)
Postemployment and other benefit liabilities	(9.7)	(6.5)
Unremitted earnings of foreign subsidiaries	(6.1)	(4.1)
Other	(7.6)	(5.8)
Gross deferred tax liabilities	(256.8)	(148.5)
Net deferred tax assets	$208.5	$272.6
At December 31, 2025, $6.1 million of deferred taxes were recorded for certain undistributed earnings of subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company's subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company's legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.
At December 31, 2025, the Company had the following tax losses and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
Ireland Federal tax loss carryforwards	$67.7	Unlimited
Non-Ireland Federal and State credit carryforwards	5.2	2026-2037
Non-Ireland tax loss carryforwards	$1,016.8	2026-Unlimited
The non-Ireland tax loss carryforwards were incurred in various jurisdictions, predominantly in Luxembourg and the United Kingdom.

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
Activity associated with the Company’s valuation allowance is as follows:

In millions	2025	2024	2023
Beginning balance	$247.0	$281.0	$264.7
Increase to valuation allowance	10.9	2.9	15.7
Decrease to valuation allowance	(5.9)	(26.5)	—
Tax rate change	1.2	(8.8)	—
Currency translation	2.6	(1.6)	0.6
Ending balance	$255.8	$247.0	$281.0
During the year ended December 31, 2025, the valuation allowance increased by $8.8 million, while during the year ended December 31, 2024, the valuation allowance decreased by $34.0 million. The Company's valuation allowance will fluctuate from year to year as a result of changes in country specific tax laws, internal restructurings, jurisdictional profitability and changes in judgments and facts regarding the realizability of deferred tax assets.
The Company has total unrecognized tax benefits of $54.8 million and $44.5 million as of December 31, 2025 and 2024, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $54.8 million as of December 31, 2025. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2025	2024	2023
Beginning balance	$44.5	$45.1	$45.2
Additions based on tax positions related to the current year	12.6	12.2	10.8
Additions based on tax positions related to prior years	6.9	0.1	1.4
Reductions based on tax positions related to prior years	(5.1)	(2.4)	(1.9)
Reductions related to settlements with tax authorities	(0.2)	(1.0)	—
Reductions related to lapses of statute of limitations	(6.0)	(8.4)	(10.9)
Currency translation	2.1	(1.1)	0.5
Ending balance	$54.8	$44.5	$45.1
The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $12.0 million and $9.2 million at December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company recognized $2.0 million in interest and penalties, net of tax, related to these uncertain tax positions. For the year ended December 31, 2024, the Company recognized $1.0 million in interest and penalties, net of tax, related to these uncertain tax positions.
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

The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2025	2024	2023
Weighted-average number of basic shares	86.1	87.2	87.9
Shares issuable under share-based compensation plans	0.5	0.4	0.4
Weighted-average number of diluted shares	86.6	87.6	88.3
As of December 31, 2025 and 2024, 0.2 million and 0.1 million stock options were excluded from the computation of weighted-average diluted shares outstanding, respectively, because the effect of including these shares would have been anti-dilutive.

NOTE 18 – NET REVENUES
The following table shows the Company's Net revenues related to both tangible product sales and services and software for the years ended December 31, 2025, 2024 and 2023, respectively, disaggregated by business segment. Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two revenue streams:

	2025
In millions	Allegion Americas	Allegion International	Total
Products	$3,047.8	$741.0	$3,788.8
Services and software	170.9	107.4	278.3
Total Net revenues	$3,218.8	$848.5	$4,067.3

	2024
In millions	Allegion Americas	Allegion International	Total
Products	$2,855.4	$663.2	$3,518.6
Services and software	157.0	96.6	253.6
Total Net revenues	$3,012.4	$759.8	$3,772.2

	2023
In millions	Allegion Americas	Allegion International	Total
Products	$2,756.7	$644.6	$3,401.3
Services and software	156.9	92.6	249.5
Total Net revenues	$2,913.6	$737.2	$3,650.8

As of December 31, 2025 and 2024, the contract assets related to the Company's right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Consolidated Balance Sheets.
As of December 31, 2025 and 2024, the contract liabilities related to revenues allocated to remaining performance obligations totaled $41.2 million and $33.2 million, respectively, and are classified as Accrued expenses and other current liabilities and Other noncurrent liabilities within the Consolidated Balance Sheets. The Company's total current contract liabilities related to revenues as of December 31, 2025 and 2024 totaled $36.0 million and $28.1 million, respectively, and the remainder was classified as noncurrent.
During the years ended December 31, 2025 and 2024, no adjustments related to performance obligations satisfied in previous periods were recorded.

NOTE 19 – COMMITMENTS AND CONTINGENCIES
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

Environmental Matters
As of December 31, 2025 and 2024, the Company has recorded reserves for environmental matters of $22.7 million and $17.8 million, respectively. The total reserve at December 31, 2025 and 2024, included $9.3 million and $9.9 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of their expected future payment. The Company's total current environmental reserve at December 31, 2025 and 2024, was $6.0 million and $2.4 million, respectively, and the remainder is classified as noncurrent.
The Company incurred $7.1 million, $1.1 million and $0.5 million of expenses during the years ended December 31, 2025, 2024 and 2023, respectively, for environmental remediation at sites presently or formerly owned or leased by the Company. Environmental remediation costs are recorded in Cost of goods sold within the Consolidated Statements of Comprehensive Income. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2025	2024	2023
Balance at beginning of period	$22.8	$20.7	$18.2
Reductions for payments	(11.7)	(12.6)	(9.5)
Accruals for warranties issued during the current period	12.9	15.8	12.6
Changes to accruals related to preexisting warranties	(0.1)	(0.7)	(0.7)
Acquisitions	1.7	—	—
Translation	0.6	(0.4)	0.1
Balance at end of period	$26.2	$22.8	$20.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Consolidated Balance Sheets based on the timing of the expected future payments. The amount included within current liabilities at December 31, 2025 and 2024, was $20.1 million and $16.9 million, respectively, and the remainder is classified as noncurrent.
Contractual Obligations
As of December 31, 2025, the Company has arrangements with certain software and information technology service providers that require future minimum purchases of $74.7 million over the period of 2026 through 2030.

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

A summary of operations and balance sheet information by reportable segments as of and for the years ended December 31, were as follows:

Dollar amounts in millions	2025	2024	2023
Allegion Americas
Net revenues	$3,218.8	$3,012.4	$2,913.6
Cost of goods sold	1,751.6	1,666.5	1,637.9
Selling and administrative expenses	570.7	529.7	518.5
Segment operating income	896.5	816.2	757.2
Segment operating margin	27.9%	27.1%	26.0%
Depreciation and amortization	79.4	74.3	67.6
Capital expenditures	69.1	67.2	72.6
Total segment assets	$2,732.5	$2,572.7	$2,457.7

Allegion International
Net revenues	$848.5	$759.8	$737.2
Cost of goods sold	477.4	441.4	430.6
Selling and administrative expenses	294.6	252.1	241.0
Impairment of intangible assets	—	—	7.5
Segment operating income	76.5	66.3	58.1
Segment operating margin	9.0%	8.7%	7.9%
Depreciation and amortization	49.4	41.0	40.0
Capital expenditures	23.5	24.2	16.2
Total segment assets	$1,886.1	$1,146.0	$1,204.3

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$973.0	$882.5	$815.3
Unallocated corporate expense	113.5	101.8	106.9
Interest expense	101.0	102.0	93.1
Other income, net	(9.9)	(20.1)	(1.9)
Total earnings before income taxes	$768.4	$698.8	$617.2

Other reportable segment information
Depreciation and amortization from reportable segments	$128.8	$115.3	$107.6
Unallocated depreciation and amortization	0.9	0.9	1.4
Total depreciation and amortization	$129.7	$116.2	$109.0

Capital expenditures from reportable segments	$92.7	$91.4	$88.8
Corporate capital expenditures, net of transfers to business segments	5.4	0.7	(4.6)
Total capital expenditures	$98.1	$92.1	$84.2

Assets from reportable segments	$4,618.6	$3,718.7	$3,662.0
Unallocated assets(a)	605.1	769.1	649.5
Total assets	$5,223.7	$4,487.8	$4,311.5
(a)Unallocated assets consist primarily of investments in unconsolidated affiliates, property, plant and equipment, net, ROU assets, deferred income taxes and cash and cash equivalents.
Net revenues by destination and nature of products and services for the years ended December 31, were as follows:

In millions	2025	2024	2023
U.S.	$3,049.8	$2,858.7	$2,754.7
Non-U.S.	1,017.5	913.5	896.1
Total Net revenues	$4,067.3	$3,772.2	$3,650.8

In millions	2025	2024	2023
Mechanical products	$2,713.9	$2,572.2	$2,436.3
Electronic products(a)	1,075.1	946.4	965.0
Services and software(b)	278.3	253.6	249.5
Total Net revenues	$4,067.3	$3,772.2	$3,650.8
(a)Electronic products encompass both residential and non-residential products, and include all electrified product categories, including, but not limited to, electronic and electrified locks, access control systems, time and attendance systems, electronic and electrified door controls and systems and exit devices.
(b)Services and software revenues include inspection, maintenance and repair, design and installation and aftermarket services, as well as software offerings such as access control, platform integration, workforce management and time, attendance, and workforce productivity software.
In fiscal years 2025, 2024 and 2023, no customer exceeded 10% of consolidated Net revenues.
At December 31, long-lived assets by geographic area were as follows:

In millions	2025	2024
U.S.	$453.4	$460.1
Non-U.S.	710.0	393.1
Total	$1,163.4	$853.2

NOTE 21 – SUBSEQUENT EVENTS
On February 4, 2026, the Company's Board of Directors declared a quarterly dividend of $0.55 cents per ordinary share. The dividend is payable March 31, 2026, to shareholders of record on March 13, 2026.

SCHEDULE II
ALLEGION PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2022	$6.0
Additions charged to costs and expenses	11.7
Deductions*	(3.7)
Currency translation and other	—
Balance December 31, 2023	14.0
Additions charged to costs and expenses	5.3
Deductions*	(4.2)
Currency translation and other	5.1
Balance December 31, 2024	20.2
Additions charged to costs and expenses	2.0
Deductions*	(9.8)
Currency translation and other	0.5
Balance December 31, 2025	$12.9

*	"Deductions" include accounts and advances written off, less recoveries.