Form 10-Q
period 2026-03-31
Allegion plc
filed 2026-04-28
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Mary’s Abbey
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of April 24, 2026 was 85,935,861.

ALLEGION PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2026	2025
Net revenues	$1,033.6	$941.9
Cost of goods sold	579.1	519.4
Selling and administrative expenses	259.2	226.1
Operating income	195.3	196.4
Interest expense	24.2	24.7
Other income, net	(0.4)	(3.5)
Earnings before income taxes	171.5	175.2
Provision for income taxes	33.4	27.0
Net earnings	$138.1	$148.2
Earnings per share:
Basic net earnings	$1.60	$1.72
Diluted net earnings	$1.59	$1.71
Weighted-average shares outstanding:
Basic	86.1	86.3
Diluted	86.6	86.7

Total comprehensive income	$116.2	$184.8
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$308.9	$356.2
Accounts and notes receivable, net	512.3	437.7
Inventories	537.2	519.0
Other current assets	64.6	78.9
Total current assets	1,423.0	1,391.8
Property, plant and equipment, net	450.1	444.6
Goodwill	1,930.6	1,912.4
Intangible assets, net	836.5	826.0
Other noncurrent assets	671.9	648.9
Total assets	$5,312.1	$5,223.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$271.7	$244.8
Accrued expenses and other current liabilities	473.8	510.4
Short-term borrowings and current maturities of long-term debt	0.3	0.2
Total current liabilities	745.8	755.4
Long-term debt	2,030.4	1,979.9
Other noncurrent liabilities	434.7	420.8
Total liabilities	3,210.9	3,156.1
Equity:
Ordinary shares, $0.01 par value (85,935,755 and 86,066,997 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	0.9	0.9
Capital in excess of par value	—	34.2
Retained earnings	2,327.8	2,238.1
Accumulated other comprehensive loss	(227.5)	(205.6)
Total equity	2,101.2	2,067.6
Total liabilities and equity	$5,312.1	$5,223.7
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2026	2025
Cash flows from operating activities:
Net earnings	$138.1	$148.2
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	35.6	30.0
Changes in assets and liabilities and other non-cash items	(72.4)	(73.7)
Net cash provided by operating activities	101.3	104.5
Cash flows from investing activities:
Capital expenditures	(21.0)	(21.1)
Acquisition of businesses, net of cash acquired	(75.7)	(10.5)
Other investing activities, net	(0.2)	3.6
Net cash used in investing activities	(96.9)	(28.0)
Cash flows from financing activities:
Debt repayments	—	(3.1)
Proceeds from Revolving Facility	131.0	—
Repayments of Revolving Facility	(81.0)	—
Net proceeds (repayments) from debt	50.0	(3.1)
Dividends paid to ordinary shareholders	(47.4)	(43.6)
Repurchase of ordinary shares	(40.6)	(40.0)
Other financing activities, net	(10.7)	(4.6)
Net cash used in financing activities	(48.7)	(91.3)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	5.5
Net decrease in cash and cash equivalents	(47.3)	(9.3)
Cash and cash equivalents - beginning of period	356.2	503.8
Cash and cash equivalents - end of period	$308.9	$494.5
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries (“Allegion” or “the Company”), reflect the consolidated operations of the Company and have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.
NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU will result in additional required disclosures in the Company’s Consolidated Financial Statements once adopted.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which removes references to prescriptive and sequential software development stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for annual and interim periods beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s Consolidated Financial Statements.

NOTE 3 - ACQUISITIONS
2026
On March 2, 2026, the Company, through its subsidiaries, acquired 100% of Door Components, Inc. (“DCI”), a manufacturer of custom, quick ship hollow metal doors and frames for industrial, commercial and institutional markets based in the United States. DCI is reported in the Company’s Allegion Americas segment. The purchase consideration, net of cash acquired, was approximately $69.9 million. This acquisition was accounted for as a business combination and was funded with available cash on hand and borrowings under the Revolving Facility.
2025
The following acquisitions were made during the three months ended March 31, 2025:
Next Door
On February 4, 2025, the Company, through its subsidiaries, acquired Next Door Company (“Next Door”), a global provider of security products and solutions based in the United States. Next Door is reported in the Company’s Allegion Americas segment.
Lemaar
On March 1, 2025, the Company, through its subsidiaries, acquired Lemaar Pty Ltd (“Lemaar”), a global provider of security products and solutions based in Australia. Lemaar is reported in the Company’s Allegion International segment.
The aggregate purchase consideration for these 2025 acquisitions, net of cash acquired, was approximately $11.5 million. These acquisitions were accounted for as business combinations and were funded with available cash on hand.
Unaudited pro forma financial information for these 2026 and 2025 acquisitions and Net revenues and Earnings before income tax generated by them since the acquisition dates are not material to the Condensed and Consolidated Financial Statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	March 31, 2026	December 31, 2025
Raw materials	$253.5	$237.9
Work-in-process	59.4	55.1
Finished goods	224.3	226.0
Total	$537.2	$519.0
NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2026, were as follows:

In millions	Allegion Americas	Allegion International	Total(a)
December 31, 2025	$1,281.1	$631.3	$1,912.4
Acquisitions and adjustments	28.8	0.3	29.1
Currency translation	(1.9)	(9.0)	(10.9)
March 31, 2026	$1,308.0	$622.6	$1,930.6
(a) Accumulated impairment for the International segment was $573.6 million as of March 31, 2026 and December 31, 2025. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the three months ended March 31, 2026 and 2025.

NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2026			December 31, 2025
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$120.2	$(53.7)	$66.5	$121.2	$(52.1)	$69.1
Customer relationships	795.4	(261.4)	534.0	776.3	(254.2)	522.1
Trade names (finite-lived)	216.2	(123.5)	92.7	210.8	(119.6)	91.2
Other	79.6	(42.9)	36.7	78.4	(42.0)	36.4
Total finite-lived intangible assets	1,211.4	$(481.5)	729.9	1,186.7	$(467.9)	718.8
Trade names (indefinite-lived)	106.6		106.6	107.2		107.2
Total	$1,318.0		$836.5	$1,293.9		$826.0

Intangible asset amortization expense was $18.5 million and $16.2 million for the three months ended March 31, 2026 and 2025, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $75.6 million for full year 2026, $68.8 million for 2027, $59.5 million for 2028, $56.5 million for 2029 and $45.9 million for 2030.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2026	December 31, 2025
Revolving Facility	$240.6	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.3	0.2
Total borrowings outstanding	2,040.9	1,990.8
Discounts and debt issuance costs, net	(10.2)	(10.7)
Total debt	2,030.7	1,980.1
Less current portion of long-term debt	0.3	0.2
Total long-term debt	$2,030.4	$1,979.9
Unsecured Credit Facilities
The Company has an unsecured revolving credit facility (the “Revolving Facility”) that matures on May 20, 2030 and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of March 31, 2026, the Company had outstanding borrowings of $240.6 million and letters of credit of $25.2 million. The Revolving Facility is unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. (“Allegion US Hold Co”), the Company’s wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company (“Allegion Ireland DAC”), the Company’s wholly-owned subsidiary.
Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on the Company’s credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin or (ii) a base rate (as defined in the credit agreement) plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At March 31, 2026, the Company’s outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.798%. The credit agreement also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Revolving Facility requires the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2026, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of March 31, 2026, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Senior Notes.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The gross notional amount of the Company’s currency derivatives was $343.4 million and $320.1 million at March 31, 2026 and December 31, 2025, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of March 31, 2026 or December 31, 2025. Currency derivatives designated as cash flow hedges did not have a material impact to Net earnings, Other comprehensive income, or the Condensed and Consolidated Statements of Cash Flows during the three months ended March 31, 2026 and 2025, nor is the amount to be reclassified into Net earnings over the next twelve months expected to be material. At March 31, 2026, the maximum term of the Company’s currency derivatives was less than one year.
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
NOTE 9 - LEASES
Total rental expense for the three months ended March 31, 2026 and 2025, was $18.6 million and $16.4 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use (“ROU”) asset or lease liability totaled $3.8 million and $4.1 million for the three months ended March 31, 2026 and 2025. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025.
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
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		March 31, 2026			December 31, 2025
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$131.2	$58.2	$189.4	$116.5	$49.9	$166.4
Lease liability - current	Accrued expenses and other current liabilities	24.1	22.9	47.0	22.5	19.2	41.7
Lease liability - noncurrent	Other noncurrent liabilities	111.7	35.0	146.7	98.0	30.5	128.5

Other information:
Weighted-average remaining term (years)		10.3	2.9		10.9	3.0
Weighted-average discount rate		5.3%	5.7%		5.3%	5.9%
The following table summarizes additional information related to the Company’s leases for the three months ended March 31:

	2026			2025
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$7.6	$7.2	$14.8	$6.5	$5.8	$12.3
ROU assets obtained in exchange for new lease liabilities	10.7	13.4	24.1	0.9	2.1	3.0

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2026 and for each of the years thereafter as of March 31, 2026, are as follows:

In millions	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Real estate leases	$23.4	$28.0	$20.2	$15.5	$12.7	$80.3	$180.1
Equipment leases	19.7	21.2	14.4	5.3	1.7	0.2	62.5
Total	$43.1	$49.2	$34.6	$20.8	$14.4	$80.5	$242.6
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of March 31, 2026, is due to imputed interest of $48.9 million.
NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees. The components of the Company’s Net periodic pension benefit cost (income) for the three months ended March 31 were as follows:

	U.S.
In millions	2026	2025
Service cost	$0.2	$0.2
Interest cost	2.7	2.9
Expected return on plan assets	(3.5)	(3.8)
Administrative costs and other	0.3	0.3
Net amortization of:
Plan net actuarial losses	0.3	0.3
Net periodic pension benefit income	$—	$(0.1)

	Non-U.S.
In millions	2026	2025
Service cost	$0.6	$0.5
Interest cost	3.1	3.0
Expected return on plan assets	(4.2)	(4.1)
Administrative costs and other	0.6	0.5
Net amortization of:
Plan net actuarial losses	0.9	0.9
Net periodic pension benefit cost	$1.0	$0.8
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the three months ended March 31, 2026 or 2025. Employer contributions totaling approximately $3.9 million are expected to be made during the remainder of 2026.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Assets and liabilities measured at fair value as of March 31, 2026, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.3	$—	$17.3
Total asset recurring fair value measurements	$—	$17.3	$—	$17.3
Liabilities:
Deferred compensation and other retirement plans	$—	$15.5	$—	$15.5
Total liability recurring fair value measurements	$—	$15.5	$—	$15.5
Financial instruments not carried at fair value
Total debt	$—	$2,041.8	$—	$2,041.8
Total financial instruments not carried at fair value	$—	$2,041.8	$—	$2,041.8
Assets and liabilities measured at fair value as of December 31, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Total asset recurring fair value measurements	$—	$17.4	$—	$17.4
Liabilities:
Deferred compensation and other retirement plans	$—	$18.1	$—	$18.1
Total liability recurring fair value measurements	$—	$18.1	$—	$18.1
Financial instruments not carried at fair value
Total debt	$—	$2,021.1	$—	$2,021.1
Total financial instruments not carried at fair value	$—	$2,021.1	$—	$2,021.1
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of March 31, 2026, are the same as those used as of December 31, 2025. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $66.9 million and $66.8 million as of March 31, 2026 and December 31, 2025, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.
NOTE 12 - EQUITY
The changes in the components of Equity for the three months ended March 31, 2026, were as follows:

		Allegion plc shareholders’ equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2025	$2,067.6	$0.9	86.1	$34.2	$2,238.1	$(205.6)
Net earnings	138.1	—	—	—	138.1	—
Other comprehensive loss, net	(21.9)	—	—	—	—	(21.9)
Repurchase of ordinary shares	(40.6)	—	(0.3)	(39.6)	(1.0)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.55 per share)	(47.4)	—	—	—	(47.4)	—
Balance at March 31, 2026	$2,101.2	$0.9	85.9	$—	$2,327.8	$(227.5)
The changes in the components of Equity for the three months ended March 31, 2025, were as follows:

		Allegion plc shareholders’ equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)
Net earnings	148.2	—	—	—	148.2	—
Other comprehensive income, net	36.6	—	—	—	—	36.6
Repurchase of ordinary shares	(40.0)	—	(0.3)	(5.4)	(34.6)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.51 per share)	(44.0)	—	—	—	(44.0)	—
Balance at March 31, 2025	$1,606.9	$0.9	86.1	$—	$1,901.0	$(295.0)
In June 2023, the Company’s Board of Directors (the “Board”) reauthorized the Company’s existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the “Share Repurchase Authorization”). During the three months ended March 31, 2026 the Company repurchased $40.6 million of ordinary shares on the open market under the Share Repurchase Authorization. In April 2026, the Board replenished the funds available for the repurchase of the Company’s ordinary shares under its existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to $500.0 million of the Company’s ordinary shares under the program.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2026, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2025	$4.5	$(124.9)	$(85.2)	$(205.6)
Other comprehensive income (loss) before reclassifications	0.6	1.7	(25.3)	(23.0)
Amounts reclassified from accumulated other comprehensive loss(a)	0.2	1.2	—	1.4
Tax expense	(0.2)	(0.1)	—	(0.3)
March 31, 2026	$5.1	$(122.1)	$(110.5)	$(227.5)
The changes in Accumulated other comprehensive loss for the three months ended March 31, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive (loss) income before reclassifications	(0.8)	(3.1)	39.1	35.2
Amounts reclassified from accumulated other comprehensive loss(a)	(0.2)	1.2	—	1.0
Tax benefit	0.2	0.2	—	0.4
March 31, 2025	$6.1	$(124.8)	$(176.3)	$(295.0)
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to defined benefit items are recorded in Other income, net.
NOTE 13 - SHARE-BASED COMPENSATION
The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Share-based compensation expense is included in Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The following table summarizes the share-based compensation expense recognized for the three months ended March 31:

In millions	2026	2025
Stock options	$2.3	$2.3
RSUs	6.5	5.5
PSUs	2.0	2.3
Pre-tax expense	10.8	10.1
Tax benefit	(1.3)	(1.4)
After-tax expense	$9.5	$8.7
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2026		2025
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	108,951	$42.88	138,538	$37.72
RSUs	80,056	$162.67	82,252	$126.56

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The weighted-average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three months ended March 31:

	2026	2025
Dividend yield	1.35%	1.61%
Volatility	25.89%	29.89%
Risk-free rate of return	3.65%	4.31%
Expected life (years)	5.3	5.4
Volatility is based on the Company’s historic volatility. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from historical data, based on the past exercise activity and post-vest cancellation activity of the Company’s stock option program and represents the period of time that awards are expected to be outstanding.
Performance Stock
During the three months ended March 31, 2026, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2024, 2025 and 2026, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share (“EPS”) performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against a 50/50 blend of the S&P 400 Capital Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and correlation matrix.
NOTE 14 - OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2026	2025
Interest income	$(1.3)	$(4.0)
Foreign currency exchange loss	0.8	1.0
Other	0.1	(0.5)
Other income, net	$(0.4)	$(3.5)
NOTE 15 - INCOME TAXES
The effective income tax rates for the three months ended March 31, 2026 and 2025, were 19.5% and 15.4%, respectively. The increase in effective income tax rate compared to 2025 is primarily due to discrete items in the prior year, including the amounts recognized for uncertain tax positions, as well as the mix of income earned in higher tax rate jurisdictions.
NOTE 16 - EARNINGS PER SHARE (“EPS”)
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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three months ended March 31:

In millions	2026	2025
Weighted-average number of basic shares	86.1	86.3
Shares issuable under share-based compensation plans	0.5	0.4
Weighted-average number of diluted shares	86.6	86.7
At March 31, 2026 and 2025, 0.1 million and 0.2 million shares issuable under share-based compensation plans, respectively, were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 17 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three months ended March 31, 2026 and 2025, respectively, disaggregated by business segment:

	Three months ended March 31, 2026
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$759.6	$202.0	$961.6
Services and software	50.3	21.7	72.0
Total Net revenues	$809.9	$223.7	$1,033.6

	Three months ended March 31, 2025
In millions	Allegion Americas	Allegion International	Total
Net revenues
Products	$714.7	$164.8	$879.5
Services and software	43.1	19.3	62.4
Total Net revenues	$757.8	$184.1	$941.9
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of March 31, 2026 and December 31, 2025, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of March 31, 2026 and December 31, 2025, contract liabilities related to revenues allocated to remaining performance obligations totaled $60.4 million and $41.2 million, respectively, and are classified as Accrued Expenses and other current liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets. The Company’s total current contract liabilities related to revenues as of March 31, 2026 and December 31, 2025 totaled $55.1 million and $36.0 million, respectively, and the remainder was classified as noncurrent.
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
Environmental Matters
As of March 31, 2026 and December 31, 2025, the Company had reserves for environmental matters of $22.2 million and $22.7 million, respectively. The total reserve at March 31, 2026 and December 31, 2025, included $9.2 million and $9.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at March 31, 2026 and December 31, 2025, was $5.8 million and $6.0 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the three months ended March 31, 2026 or 2025. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In millions	2026	2025
Balance at beginning of period	$26.2	$22.8
Reductions for payments	(3.7)	(2.8)
Accruals for warranties issued during the current period	4.0	2.9
Changes to accruals related to preexisting warranties	0.1	—
Acquisitions	0.3	—
Currency translation	—	0.2
Balance at end of period	$26.9	$23.1
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.
Contractual Obligations
As of March 31, 2026, the Company has arrangements with certain software and information technology service providers that require future minimum purchases of $69.0 million over the remainder of 2026 through 2030.
NOTE 19 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. The Company’s chief operating decision maker (the “CODM”) is its chief executive officer, who uses segment operating income as the measure of profit and loss to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base operating decisions.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2026	2025
Allegion Americas
Net revenues	$809.9	$757.8
Cost of goods sold	448.3	412.5
Selling and administrative expenses	146.5	133.9
Segment operating income	$215.1	$211.4

Depreciation and amortization	$20.3	$18.9

Allegion International
Net revenues	$223.7	$184.1
Cost of goods sold	130.8	106.9
Selling and administrative expenses	84.6	65.5
Segment operating income	$8.3	$11.7

Depreciation and amortization	$14.4	$10.4

Reconciliation to earnings before income tax
Segment operating income from reportable segments	$223.4	$223.1
Unallocated corporate expense	28.1	26.7
Interest expense	24.2	24.7
Other income, net	(0.4)	(3.5)
Total earnings before income taxes	$171.5	$175.2

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 20 - SUBSEQUENT EVENTS
On April 15, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.55 per ordinary share. The dividend is payable June 30, 2026, to shareholders of record on June 15, 2026.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following section is qualified in its entirety by the more detailed information, including our Condensed and Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview
Organization
Allegion plc and its consolidated subsidiaries (“Allegion,” “the Company”, “we,” “our,” or “us”) are a leading global provider of security products and solutions operating in two segments: Allegion Americas and Allegion International. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments
Business and Industry Trends and Outlook and Global Trade and Macroeconomic Environment
In the first quarter of 2026, we delivered high-single digit revenue growth compared to the same period in 2025, driven by favorable pricing and the impact from recent acquisitions in both the Allegion Americas and Allegion International segments. Demand for electronic security products has also remained strong and continues to be a long-term growth driver.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. Although we may be entitled to refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain, and as of March 31, 2026, we have not recorded any amounts related to potential recoveries. We continue to monitor these developments and assess their potential impacts.
Following these rulings, new tariffs under other laws and on imports from more countries were imposed, in addition to existing non-IEEPA tariffs. Through the three months ended March 31, 2026, we have offset inflation due to tariffs with pricing actions. We continue to analyze the impact of changes in tariffs and what, if any, steps, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold (“COGS”) from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-US countries. Additionally, existing or new tariffs could impact future demand.
Acquisitions
On March 2, 2026, the Company, through its subsidiaries, acquired 100% of Door Components, Inc. (“DCI”), a manufacturer of custom, quick ship hollow metal doors and frames for industrial, commercial and institutional markets based in the United States. DCI is reported in the Company’s Allegion Americas segment. The purchase consideration, net of cash acquired, was approximately $70 million. This acquisition was accounted for as a business combination and was funded with available cash on hand and borrowings under the Revolving Facility.
2026 Dividends and Share Repurchases
During the three months ended March 31, 2026, we paid dividends of $0.55 per ordinary share to shareholders and repurchased approximately 0.3 million shares for $40.6 million.
On April 15, 2026, the Board replenished the funds available for the repurchase of the Company’s ordinary shares under its existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to $500.0 million of the Company’s ordinary shares under the program.

Results of Operations – Three months ended March 31

In millions, except per share amounts	2026	% of revenues	2025	% of revenues
Net revenues	$1,033.6		$941.9
Cost of goods sold	579.1	56.0%	519.4	55.1%
Selling and administrative expenses	259.2	25.1%	226.1	24.0%
Operating income	195.3	18.9%	196.4	20.9%
Interest expense	24.2		24.7
Other income, net	(0.4)		(3.5)
Earnings before income taxes	171.5		175.2
Provision for income taxes	33.4		27.0
Net earnings	$138.1		$148.2

Diluted net earnings per ordinary share:	$1.59		$1.71
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended March 31, 2026, increased by 9.7%, or $91.7 million, compared with the same period in 2025, due to the following:

Pricing	4.6%
Volume	(2.0)%
Acquisitions / divestitures	4.8%
Currency exchange rates	2.3%
Total	9.7%
The increase in Net revenues was driven by the favorable impact from acquisitions, net of divestitures, improved pricing and favorable foreign currency exchange rate movements. These increases were partially offset by lower volumes.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended March 31, 2026, decreased $1.1 million compared to the same period in 2025. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended March 31, 2026, decreased to 18.9% from 20.9% for the same period in 2025, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2025	$196.4	20.9%
Pricing and productivity in excess of inflation and investment spending	8.2	(0.1)%
Volume / product mix	(10.7)	(0.6)%
Acquisitions / divestitures	7.5	(0.2)%
Currency exchange rates	0.5	(0.4)%
Acquisition / integration / restructuring expenses	(6.6)	(0.7)%
March 31, 2026	$195.3	18.9%
The decrease in Operating income was driven by unfavorable volume/product mix and higher acquisition, integration and restructuring expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact from acquisitions and favorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The decrease in Operating margin was driven by higher acquisition, integration and restructuring expenses, unfavorable volume/product mix, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency, the unfavorable impact on operating margin from acquisitions/divestitures and inflation and investment spending in excess of pricing and productivity improvements.
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
Interest Expense
Interest expense for the three months ended March 31, 2026, decreased $0.5 million compared with the same period in 2025, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, net
The components of Other income, net for the three months ended March 31 were as follows:

In millions	2026	2025
Interest income	$(1.3)	$(4.0)
Foreign currency exchange loss	0.8	1.0
Other expense (income)	0.1	(0.5)
Other income, net	$(0.4)	$(3.5)
Provision for Income Taxes
The effective income tax rates for the three months ended March 31, 2026 and 2025, were 19.5% and 15.4%, respectively. The increase in effective income tax rate compared to 2025 is primarily due to discrete items in the prior year, including the amounts recognized for uncertain tax positions, as well as the mix of income earned in higher tax rate jurisdictions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.

Segment Results of Operations - For the three months ended March 31:

	Three months ended
In millions	2026	2025	% Change
Net revenues
Allegion Americas	$809.9	$757.8	6.9%
Allegion International	223.7	184.1	21.5%
Total	$1,033.6	$941.9

Segment operating income
Allegion Americas	$215.1	$211.4	1.8%
Allegion International	8.3	11.7	(29.1)%
Total	$223.4	$223.1

Segment operating margin
Allegion Americas	26.6%	27.9%
Allegion International	3.7%	6.3%
Allegion Americas
Our Allegion Americas segment is a leading provider of security products, services and solutions throughout North America. The segment sells a broad range of products and solutions including locks, locksets, key systems, door controls and door control systems, exit devices, doors, glass and door systems, accessories, electronic security products, access control systems and software and service solutions to customers in institutional, commercial and residential facilities, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. This segment’s primary brands are LCN, Schlage, Von Duprin and Stanley Access Technologies, which we utilize with permission in accordance with the terms of an agreement with STANLEY Black & Decker (“STANLEY” is the property of Stanley Logistics L.L.C.).
Net Revenues
Net revenues for the three months ended March 31, 2026, increased by 6.9%, or $52.1 million, compared to the same period in 2025, due to the following:

Pricing	5.5%
Volume	(1.0)%
Acquisitions	2.1%
Currency exchange rates	0.3%
Total	6.9%
The increase in Net revenues was driven by improved pricing, the favorable impact of acquisitions and favorable foreign currency exchange rate movements. These increases were partially offset by lower volumes.
Net revenues from non-residential products for the three months ended March 31, 2026, increased by a high-single digits percent compared to the same period in the prior year. These increases were driven by improved pricing and revenue from acquisitions. Net revenues from residential products for the three months ended March 31, 2026, were approximately flat compared to the same period in the prior year.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended March 31, 2026, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a mid-single digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2026.

Operating income/margin
Segment operating income for the three months ended March 31, 2026, increased $3.7 million compared to the same period in 2025, and Segment operating margin for the three months ended March 31, 2026, decreased to 26.6% from 27.9%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2025	$211.4	27.9%
Pricing and productivity in excess of inflation and investment spending	12.8	0.2%
Volume / product mix	(5.9)	(0.5)%
Currency exchange rates	(1.7)	(0.3)%
Acquisitions	1.3	(0.4)%
Acquisition / integration / restructuring expenses	(2.8)	(0.3)%
March 31, 2026	$215.1	26.6%
The increase in Segment operating income was primarily driven by pricing and productivity in excess of inflation and investment spending and the favorable impact of recent acquisitions. These increases were partially offset by unfavorable volume/product mix, higher acquisition, integration, and restructuring expenses and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The decrease in Segment operating margin was primarily driven by unfavorable volume/product mix, the unfavorable impact on operating margin from recent acquisitions, higher acquisition, integration, and restructuring expenses and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending.
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
Net Revenues
Net revenues for the three months ended March 31, 2026, increased by 21.5%, or $39.6 million, compared to the same period in 2025, due to the following:

Pricing	1.3%
Volume	(6.6)%
Acquisitions / divestitures	15.9%
Currency exchange rates	10.9%
Total	21.5%
The increase in Net revenues was primarily driven by the favorable impact from acquisitions, net of divestitures, favorable foreign currency exchange rate movements and improved pricing. These increases were partially offset by lower volumes.

Operating income/margin
Segment operating income for the three months ended March 31, 2026, decreased $3.4 million compared to the same period in 2025, and Segment operating margin for the three months ended March 31, 2026, decreased to 3.7% from 6.3%, due to the following:

In millions	Operating Income	Operating Margin
March 31, 2025	$11.7	6.3%
Inflation and investment spending in excess of pricing and productivity	(4.5)	(2.1)%
Volume / product mix	(4.9)	(1.8)%
Currency exchange rates	2.4	0.5%
Acquisitions / divestitures	6.1	1.9%
Acquisition / integration / restructuring expenses	(2.5)	(1.1)%
March 31, 2026	$8.3	3.7%
The decrease in Segment operating income was primarily driven by the unfavorable impact from volume/product mix, inflation and investment spending in excess of pricing and productivity improvements and higher acquisition, integration and restructuring expenses. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and the favorable impact from foreign currency exchange rate movements.
The decrease in Segment operating margin was primarily driven by inflation and investment spending in excess of pricing and productivity improvements, the unfavorable impact from volume/product mix and higher acquisition, integration and restructuring expenses. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and the favorable impact from foreign currency exchange rate movements.
Liquidity and Capital Resources
Liquidity Outlook, Sources and Uses
Our primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is used to invest in new product development and fund capital expenditures and working capital requirements. Our ability to generate cash from operating activities, our unused borrowing capacity under an unsecured revolving credit facility (the “Revolving Facility”) and our access to the capital and credit markets enable us to fund these capital needs, execute our long-term growth strategies and return value to our shareholders. Further, our business operates with strong operating cash flows, low leverage and low capital intensity, providing financial flexibility.
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of March 31, 2026, approximately 88% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of March 31, 2026, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months. We also believe existing borrowing capacity under the Revolving Facility and access to credit and capital markets are sufficient to achieve our longer-term strategic plans.

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2026	2025
Net cash provided by operating activities	$101.3	$104.5
Net cash used in investing activities	(96.9)	(28.0)
Net cash used in financing activities	(48.7)	(91.3)
Operating Activities: Net cash provided by operating activities during the three months ended March 31, 2026, decreased $3.2 million compared to the same period in 2025, primarily due to lower net earnings.
Investing Activities: Net cash used in investing activities during the three months ended March 31, 2026, increased $68.9 million compared to the same period in 2025, primarily due to higher cash used for acquisitions.
Financing Activities: Net cash used in financing activities during the three months ended March 31, 2026, decreased $42.6 million compared to the same period in 2025, primarily due to higher borrowings under the Revolving Facility.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	March 31, 2026	December 31, 2025
Revolving Facility	$240.6	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.3	0.2
Total borrowings outstanding	2,040.9	1,990.8
Discounts and debt issuance costs, net	(10.2)	(10.7)
Total debt	2,030.7	1,980.1
Less current portion of long-term debt	0.3	0.2
Total long-term debt	$2,030.4	$1,979.9
The Revolving Facility matures on May 20, 2030 and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of March 31, 2026, we had outstanding borrowings of $240.6 million and letters of credit of $25.2 million.
Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. We pay certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on our credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At March 31, 2026, our outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.798%. The Revolving Facility also contains negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Revolving Facility requires us to comply with a maximum leverage ratio as defined in the credit agreement. As of March 31, 2026, we were in compliance with all applicable covenants under the credit agreement.
As of March 31, 2026, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes”, and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At March 31, 2026, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes are or were, as applicable, senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes, and 5.600% Senior Notes is or was, as applicable, the senior unsecured obligation of the Parent and ranks equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of the Parent and rank equally with all of the Parent’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.500% Senior Notes is the senior unsecured obligation of Allegion US Hold Co and ranks equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness.
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
Selected Condensed Statement of Comprehensive Income Information

	Three months ended March 31, 2026		Year ended December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1.7)	—	(7.6)	—
Equity earnings in affiliates, net of tax	152.3	105.2	711.5	483.4
Transactions with related parties and subsidiaries(a)	(4.7)	(23.6)	(27.4)	(92.1)
Net earnings	138.1	74.4	643.8	362.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	March 31, 2026		December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$1.4	$783.0	$1.2	$781.3
Total current assets	11.1	813.6	8.2	835.2
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,298.4	—	1,299.1
Total noncurrent assets	1,792.5	1,427.0	1,792.7	1,425.7
Current liabilities:
Amounts due to related parties and subsidiaries	$12.9	$952.4	$10.8	$702.1
Total current liabilities	38.9	986.8	31.7	730.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	496.5	2,331.9	484.0	2,737.6
Total noncurrent liabilities	1,085.7	3,779.1	1,073.0	4,124.4
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
Management believes there have been no significant changes during the three months ended March 31, 2026, to the items we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2 in our Condensed and Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “aim,” “projected,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “scheduled,” “targets,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements.
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
These events, risks and uncertainties are described more fully in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. We do not undertake to update any forward-looking statements, except as required by applicable law.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2026. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2025. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s)(a)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	47	159.33	47	152,514
March 1 - March 31	222	148.82	222	119,432
Total	269	$150.66	269	$119,432
(a) In June 2023, our Board of Directors reauthorized the Company’s ordinary existing share repurchase program and, as a result, authorized the repurchase of up to $500.0 million of the Company’s ordinary shares under the program. On April 15, 2026, the Board replenished the funds available for the repurchase of the Company’s ordinary shares under its existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to $500.0 million of the Company’s ordinary shares under the program. The share repurchase program does not have a prescribed expiration date. Share repurchases may be made from time-to-time in open market, accelerated stock repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The timing and manner of any share repurchase and the actual number of ordinary shares repurchased will be determined at the discretion of management based on a variety of factors, including, among others, the Company’s stock price, corporate and regulatory requirements, and other general market and economic conditions.
Item 5 – Other Information
On March 11, 2026, Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan was established during an open window period and provides for the exercise of 687 stock options and the sale of the underlying shares of the Company’s common stock. Mr. Musial’s trading plan will terminate on February 13, 2027, subject to early termination provisions set forth in plan.

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

ALLEGION PLC (Registrant)

Date:	April 28, 2026	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 28, 2026	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer