Form 10-Q
period 2026-06-30
Allegion plc
filed 2026-07-23
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of July 20, 2026 was 85,036,786.

ALLEGION PLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net revenues	$1,151.5	$1,022.0	$2,185.1	$1,963.9
Cost of goods sold	634.0	555.5	1,213.1	1,074.9
Selling and administrative expenses	262.8	246.8	522.0	472.9
Operating income	254.7	219.7	450.0	416.1
Interest expense	24.8	24.6	49.0	49.3
Other expense (income), net	2.0	(5.3)	1.6	(8.8)
Earnings before income taxes	227.9	200.4	399.4	375.6
Provision for income taxes	43.3	40.7	76.7	67.7
Net earnings	$184.6	$159.7	$322.7	$307.9
Earnings per share:
Basic net earnings	$2.15	$1.86	$3.76	$3.57
Diluted net earnings	$2.15	$1.85	$3.74	$3.56
Weighted-average shares outstanding:
Basic	85.7	86.0	85.9	86.2
Diluted	86.0	86.4	86.3	86.6

Total comprehensive income	$177.9	$250.4	$294.1	$435.2
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$320.6	$356.2
Accounts and notes receivable, net	559.7	437.7
Inventories	541.9	519.0
Other current assets	77.8	78.9
Total current assets	1,500.0	1,391.8
Property, plant and equipment, net	451.8	444.6
Goodwill	1,925.6	1,912.4
Intangible assets, net	816.2	826.0
Other noncurrent assets	667.2	648.9
Total assets	$5,360.8	$5,223.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278.7	$244.8
Accrued expenses and other current liabilities	498.4	510.4
Short-term borrowings and current maturities of long-term debt	0.2	0.2
Total current liabilities	777.3	755.4
Long-term debt	2,030.9	1,979.9
Other noncurrent liabilities	434.0	420.8
Total liabilities	3,242.2	3,156.1
Equity:
Ordinary shares, $0.01 par value (85,058,849 and 86,066,997 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	0.9	0.9
Capital in excess of par value	—	34.2
Retained earnings	2,351.9	2,238.1
Accumulated other comprehensive loss	(234.2)	(205.6)
Total equity	2,118.6	2,067.6
Total liabilities and equity	$5,360.8	$5,223.7
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
In millions	2026	2025
Cash flows from operating activities:
Net earnings	$322.7	$307.9
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	71.3	61.9
Changes in assets and liabilities and other non-cash items	(94.3)	(55.6)
Net cash provided by operating activities	299.7	314.2
Cash flows from investing activities:
Capital expenditures	(38.9)	(38.8)
Acquisition of businesses, net of cash acquired	(75.5)	(47.4)
Other investing activities, net	1.2	3.6
Net cash used in investing activities	(113.2)	(82.6)
Cash flows from financing activities:
Debt repayments	—	(9.4)
Proceeds from Revolving Facility	289.0	76.0
Repayments of Revolving Facility	(239.0)	—
Net proceeds from debt	50.0	66.6
Dividends paid to ordinary shareholders	(94.0)	(87.8)
Repurchase of ordinary shares	(160.6)	(80.0)
Other financing activities, net	(13.3)	2.0
Net cash used in financing activities	(217.9)	(99.2)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	20.6
Net (decrease) increase in cash and cash equivalents	(35.6)	153.0
Cash and cash equivalents - beginning of period	356.2	503.8
Cash and cash equivalents - end of period	$320.6	$656.8
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
NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU will result in additional required disclosures in the Company’s Consolidated Financial Statements once adopted.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which removes references to prescriptive and sequential software development stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for annual and interim periods beginning after December 15, 2027. This ASU is to be applied prospectively, but retrospective application is permitted. This ASU is not expected to have a material impact to the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting: Narrow-Scope Improvements”, which creates a comprehensive list of interim disclosure requirements, clarifies the scope and applicability of those interim disclosure requirements, and adds a principle requiring disclosure of material events and transactions that have occurred since the Company’s most recently filed Annual Report on Form 10-K that have not otherwise been disclosed. This guidance will be effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU on its Condensed and Consolidated Financial Statements.

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
2025
The following acquisitions were made during the six months ended June 30, 2025:
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
The aggregate purchase consideration for these 2025 acquisitions, net of cash acquired, was approximately $64.3 million. These acquisitions were accounted for as business combinations and were funded with available cash on hand.
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
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	June 30, 2026	December 31, 2025
Raw materials	$249.2	$237.9
Work-in-process	59.8	55.1
Finished goods	232.9	226.0
Total	$541.9	$519.0
NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2026, were as follows:

In millions	Allegion Americas	Allegion International	Total(a)
December 31, 2025	$1,281.1	$631.3	$1,912.4
Acquisitions and adjustments	32.0	0.4	32.4
Currency translation	(4.6)	(14.6)	(19.2)
June 30, 2026	$1,308.5	$617.1	$1,925.6
(a)    Accumulated impairment for the International segment was $573.6 million as of June 30, 2026 and December 31, 2025. There are no accumulated impairment losses for the Americas segment.
There was no impairment of goodwill for the six months ended June 30, 2026 and 2025.
NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2026			December 31, 2025
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$119.6	$(55.4)	$64.2	$121.2	$(52.1)	$69.1
Customer relationships	790.3	(269.0)	521.3	776.3	(254.2)	522.1
Trade names (finite-lived)	214.7	(127.9)	86.8	210.8	(119.6)	91.2
Other	81.9	(44.0)	37.9	78.4	(42.0)	36.4
Total finite-lived intangible assets	1,206.5	$(496.3)	710.2	1,186.7	$(467.9)	718.8
Trade names (indefinite-lived)	106.0		106.0	107.2		107.2
Total	$1,312.5		$816.2	$1,293.9		$826.0

Intangible asset amortization expense was $37.2 million and $32.5 million for the six months ended June 30, 2026 and 2025, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
approximately $75.4 million for full year 2026, $68.5 million for 2027, $59.2 million for 2028, $56.3 million for 2029 and $45.8 million for 2030.
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2026	December 31, 2025
Revolving Facility	$240.6	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.2	0.2
Total borrowings outstanding	2,040.8	1,990.8
Discounts and debt issuance costs, net	(9.7)	(10.7)
Total debt	2,031.1	1,980.1
Less current portion of long-term debt	0.2	0.2
Total long-term debt	$2,030.9	$1,979.9
Unsecured Credit Facilities
The Company has an unsecured revolving credit facility (the “Revolving Facility”) that matures on May 20, 2030, and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of June 30, 2026, the Company had outstanding borrowings of $240.6 million and letters of credit of $25.3 million. The Revolving Facility is unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. (“Allegion US Hold Co”), the Company’s wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company (“Allegion Ireland DAC”), the Company’s wholly-owned subsidiary.
Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. The Company pays certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year depending on the Company’s credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin or (ii) a base rate (as defined in the credit agreement) plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At June 30, 2026, the Company’s outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.753%. The Revolving Facility also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Revolving Facility requires the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of June 30, 2026, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of June 30, 2026, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes,” and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Senior Notes.
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The Company uses foreign currency forward and cross-currency swap contracts to manage the risks associated with currency exchange rate exposures.
In the second quarter of 2026, the Company entered into cross-currency swaps with gross notional amounts totaling $100.0 million maturing in July 2032. These instruments were designated as a net investment hedge of a Euro functional currency denominated subsidiary. Periodic swap interest accruals are recognized in Net earnings and changes in the fair value of the swaps are recorded in Accumulated other comprehensive loss as a component of Currency translation. The Company determined the hedge to be effective at inception of the hedge relationship and will assess effectiveness quarterly thereafter by ensuring the net investment in the associated Euro functional currency denominated subsidiaries is greater than the derivative notional amount. As of June 30, 2026, the fair value of the cross-currency swaps was $0.3 million within Other noncurrent liabilities in the Condensed and Consolidated Balance Sheets.
Net investment hedges are used to hedge the foreign currency risk of net investments in foreign operations. Cash flows upon settlement of a net investment hedge and for periodic interest received or paid are classified as investing activities in the Condensed and Consolidated Statements of Cash Flows. Recognition in earnings of amounts previously recognized in Accumulated other comprehensive loss is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Condensed and Consolidated Statements of Cash Flows.
The gross notional amount of the Company’s currency derivatives was $341.4 million and $320.1 million at June 30, 2026 and December 31, 2025, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of June 30, 2026 or December 31, 2025. Currency derivatives did not have a material impact to Net earnings, Other comprehensive income, or the Condensed and Consolidated Statements of Cash Flows during the six months ended June 30, 2026 and 2025, nor is the amount to be reclassified into Net earnings over the next 12 months expected to be material. At June 30, 2026, the maximum term of the Company’s foreign currency forward contracts was less than one year, and the term of the Company’s cross-currency swaps was six years.
Concentration of Credit Risk
The counterparties to the Company’s forward contracts and cross-currency swaps consist of several investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a continuous basis, and therefore, the Company believes they present no significant credit risk to the Company.
NOTE 9 - LEASES
Total rental expense for the six months ended June 30, 2026 and 2025, was $37.5 million and $33.2 million, respectively, and is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use (“ROU”) asset or lease liability totaled $7.4 million and $7.5 million for the six months ended June 30, 2026 and 2025. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		June 30, 2026			December 31, 2025
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$127.8	$59.2	$187.0	$116.5	$49.9	$166.4
Lease liability - current	Accrued expenses and other current liabilities	24.0	24.1	48.1	22.5	19.2	41.7
Lease liability - noncurrent	Other noncurrent liabilities	108.3	34.8	143.1	98.0	30.5	128.5

Other information:
Weighted-average remaining term (years)		10.2	2.7		10.9	3.0
Weighted-average discount rate		5.3%	5.6%		5.3%	5.9%
The following table summarizes additional information related to the Company’s leases for the six months ended June 30:

	2026			2025
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$15.4	$14.7	$30.1	$13.3	$12.4	$25.7
ROU assets obtained in exchange for new lease liabilities	16.6	12.3	28.9	8.9	9.1	18.0
Future Repayments
Scheduled minimum lease payments required under non-cancellable operating leases for both the real estate and equipment lease portfolios for the remainder of 2026 and for each of the years thereafter as of June 30, 2026, are as follows:

In millions	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Real estate leases	$15.4	$29.2	$21.4	$16.5	$12.5	$79.9	$174.9
Equipment leases	14.1	23.7	17.0	6.3	2.0	0.2	63.3
Total	$29.5	$52.9	$38.4	$22.8	$14.5	$80.1	$238.2
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of June 30, 2026, is due to imputed interest of $47.0 million.
NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees.
On May 31, 2026, the Company transferred obligations of $19.7 million from a U.S. defined benefit pension plan to a third-party insurance company by purchasing a group annuity contract using an equivalent amount of plan assets. The transaction did not have a material impact on the funded status of the pension plan. As a result of the transaction, the Company recorded a $3.7 million settlement charge during the three months ended June 30, 2026, which was reflected as a component of Other income, net. The plan’s assets and liabilities were remeasured as of the settlement date, resulting in a remaining projected benefit obligation of $195.9 million, and fair value of plan assets of $207.1 million. The discount rate used to determine the projected benefit obligation at the settlement date was 5.55%, compared to 5.37% as of December 31, 2025. The expected long-term return on plan assets remained 6.50%.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the Company’s Net periodic pension benefit cost (income) for the three and six months ended June 30 were as follows:

	U.S.
	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.6	2.9	5.3	5.7
Expected return on plan assets	(3.5)	(3.8)	(7.0)	(7.6)
Settlement charge	3.7	—	3.7	—
Administrative costs and other	0.4	0.3	0.7	0.6
Net amortization of:
Prior service costs	—	—	—	0.1
Plan net actuarial losses	0.3	0.3	0.6	0.6
Net periodic pension benefit cost (income)	$3.7	$(0.1)	$3.7	$(0.2)

	Non-U.S.
	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Service cost	$0.5	$0.5	$1.1	$1.0
Interest cost	3.1	3.0	6.2	6.1
Expected return on plan assets	(4.2)	(4.1)	(8.4)	(8.2)
Administrative costs and other	0.7	0.5	1.3	1.0
Net amortization of:
Plan net actuarial losses	0.8	0.9	1.7	1.8
Net periodic pension benefit cost	$0.9	$0.8	$1.9	$1.7
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other expense (income), net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the six months ended June 30, 2026 or 2025. Employer contributions totaling approximately $3.9 million are expected to be made during the remainder of 2026.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value as of June 30, 2026, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.0	$—	$17.0
Total asset recurring fair value measurements	$—	$17.0	$—	$17.0
Liabilities:
Deferred compensation and other retirement plans	$—	$17.0	$—	$17.0
Total liability recurring fair value measurements	$—	$17.0	$—	$17.0
Financial instruments not carried at fair value
Total debt	$—	$2,037.5	$—	$2,037.5
Total financial instruments not carried at fair value	$—	$2,037.5	$—	$2,037.5
Assets and liabilities measured at fair value as of December 31, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Total asset recurring fair value measurements	$—	$17.4	$—	$17.4
Liabilities:
Deferred compensation and other retirement plans	$—	$18.1	$—	$18.1
Total liability recurring fair value measurements	$—	$18.1	$—	$18.1
Financial instruments not carried at fair value
Total debt	$—	$2,021.1	$—	$2,021.1
Total financial instruments not carried at fair value	$—	$2,021.1	$—	$2,021.1
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of June 30, 2026, are the same as those used as of December 31, 2025. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $66.6 million and $66.8 million as of June 30, 2026 and December 31, 2025, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. These investments are considered to be nonrecurring fair value measurements, and thus, are not included in the fair value tables above.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - EQUITY
The changes in the components of Equity for the six months ended June 30, 2026, were as follows:

		Allegion plc shareholders’ equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2025	$2,067.6	$0.9	86.1	$34.2	$2,238.1	$(205.6)
Net earnings	138.1	—	—	—	138.1	—
Other comprehensive loss, net	(21.9)	—	—	—	—	(21.9)
Repurchase of ordinary shares	(40.6)	—	(0.3)	(39.6)	(1.0)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.55 per share)	(47.4)	—	—	—	(47.4)	—
Balance at March 31, 2026	2,101.2	0.9	85.9	—	2,327.8	(227.5)
Net earnings	184.6	—	—	—	184.6	—
Other comprehensive loss, net	(6.7)	—	—	—	—	(6.7)
Repurchase of ordinary shares	(120.0)	—	(0.9)	(6.3)	(113.7)	—
Share-based compensation activity	6.3	—	0.1	6.3	—	—
Dividends to ordinary shareholders ($0.55 per share)	(46.8)	—	—	—	(46.8)	—
Balance at June 30, 2026	$2,118.6	$0.9	85.1	$—	$2,351.9	$(234.2)
The changes in the components of Equity for the six months ended June 30, 2025, were as follows:

		Allegion plc shareholders’ equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2024	$1,500.7	$0.9	86.3	$—	$1,831.4	$(331.6)
Net earnings	148.2	—	—	—	148.2	—
Other comprehensive income, net	36.6	—	—	—	—	36.6
Repurchase of ordinary shares	(40.0)	—	(0.3)	(5.4)	(34.6)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.51 per share)	(44.0)	—	—	—	(44.0)	—
Balance at March 31, 2025	1,606.9	0.9	86.1	—	1,901.0	(295.0)
Net earnings	159.7	—	—	—	159.7	—
Other comprehensive income, net	90.7	—	—	—	—	90.7
Repurchase of ordinary shares	(40.0)	—	(0.3)	(13.0)	(27.0)	—
Share-based compensation activity	13.0	—	—	13.0	—	—
Dividends to ordinary shareholders ($0.51 per share)	(43.8)	—	—	—	(43.8)	—
Balance at June 30, 2025	$1,786.5	$0.9	85.8	$—	$1,989.9	$(204.3)
In April 2026, the Company’s Board of Directors (the “Board”) reauthorized the Company’s existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the “Share Repurchase Authorization”). During the six months ended June 30, 2026, the Company repurchased $160.6 million of ordinary shares on the open market under the Share Repurchase Authorization.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2026, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
Balance at December 31, 2025	$4.5	$(124.9)	$(85.2)	$(205.6)
Other comprehensive income (loss) before reclassifications	1.2	2.4	(37.0)	(33.4)
Amounts reclassified from accumulated other comprehensive loss(a)	0.2	1.4	—	1.6
Settlements recognized	—	3.7	—	3.7
Tax expense	(0.4)	(0.1)	—	(0.5)
Balance at June 30, 2026	$5.5	$(117.5)	$(122.2)	$(234.2)
The changes in Accumulated other comprehensive loss for the six months ended June 30, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
Balance at December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive (loss) income before reclassifications	(1.7)	(9.4)	135.9	124.8
Amounts reclassified from accumulated other comprehensive loss(a)	(1.2)	2.4	—	1.2
Tax benefit	0.7	0.6	—	1.3
Balance at June 30, 2025	$4.7	$(129.5)	$(79.5)	$(204.3)
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to defined benefit plan items are recorded in Other expense (income), net.
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

	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Stock options	$1.1	$1.1	$3.4	$3.4
RSUs	3.5	3.1	10.0	8.6
PSUs	2.1	2.5	4.1	4.8
Pre-tax expense	6.7	6.7	17.5	16.8
Tax benefit	(0.5)	(0.6)	(1.8)	(2.0)
After-tax expense	$6.2	$6.1	$15.7	$14.8
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2026		2025
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	108,951	$42.88	138,538	$37.72
RSUs	91,632	$158.88	92,232	$127.81

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
Performance Stock
During the six months ended June 30, 2026, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2024, 2025 and 2026, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share (“EPS”) performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against a 50/50 blend of the S&P 400 Capital Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and a correlation matrix.
NOTE 14 - RESTRUCTURING ACTIVITIES
During the six months ended June 30, 2026, the Company recorded $8.5 million of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The Company anticipates additional future restructuring charges related to certain of the restructuring actions initiated during the six months ended June 30, 2026. These restructuring activities primarily relate to workforce reductions intended to optimize and simplify operations and cost structure in the Allegion International and Allegion Americas segments.
The changes in the restructuring reserve during the six months ended June 30, 2026, were as follows:

In millions	Total
December 31, 2025	$1.9
Additions, net of reversals	8.5
Cash payments	(6.2)
June 30, 2026	$4.2
The restructuring reserve is included in Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets. The majority of the costs accrued as of June 30, 2026, are expected to be paid within one year.
The Company also incurred, and expects to incur, other non-qualified restructuring charges related to these restructuring actions initiated, which represent costs that are directly attributable to restructuring activities but that do not fall into the severance, exit or disposal category. These costs were not material during the six months ended June 30, 2026. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The majority of restructuring charges incurred over the remainder of 2026 will result in cash expenditures.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15 - OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Interest income	$(1.6)	$(3.8)	$(2.9)	$(7.8)
Foreign currency exchange loss	0.7	0.5	1.5	1.5
Net periodic pension and postretirement benefit cost, less service cost	3.9	0.1	4.1	0.1
Other	(1.0)	(2.1)	(1.1)	(2.6)
Other expense (income), net	$2.0	$(5.3)	$1.6	$(8.8)
Net periodic pension and postretirement benefit cost, less service cost for the three and six months ended June 30, 2026 includes a one-time $3.7 million settlement charge related to a U.S. defined benefit pension plan.
NOTE 16 - INCOME TAXES
The effective income tax rates for the three months ended June 30, 2026 and 2025, were 19.0% and 20.3%, respectively. The decrease in the effective income tax rate compared to 2025 is primarily due to unfavorable discrete charges in the prior year and favorable discrete adjustments in the current year.
The effective income tax rates for the six months ended June 30, 2026 and 2025, were 19.2% and 18.0%, respectively. The increase in the effective income tax rate compared to 2025 is primarily due to unfavorable year over year changes in the amounts recognized for uncertain tax positions and the unfavorable mix of income earned in higher tax rate jurisdictions.
NOTE 17 - EARNINGS PER SHARE (“EPS”)
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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Weighted-average number of basic shares	85.7	86.0	85.9	86.2
Shares issuable under share-based compensation plans	0.3	0.4	0.4	0.4
Weighted-average number of diluted shares	86.0	86.4	86.3	86.6
At June 30, 2026 and 2025, 0.2 million shares issuable under share-based compensation plans were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.
NOTE 18 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three and six months ended June 30, 2026 and 2025, respectively, disaggregated by business segment:

	Three months ended June 30, 2026			Six months ended June 30, 2026
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$870.6	$210.0	$1,080.6	$1,630.2	$412.0	$2,042.2
Services and software	48.0	22.9	70.9	98.3	44.6	142.9
Total Net revenues	$918.6	$232.9	$1,151.5	$1,728.5	$456.6	$2,185.1

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended June 30, 2025			Six months ended June 30, 2025
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$783.3	$175.6	$958.9	$1,498.0	$340.4	$1,838.4
Services and software	38.2	24.9	63.1	81.3	44.2	125.5
Total Net revenues	$821.5	$200.5	$1,022.0	$1,579.3	$384.6	$1,963.9
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of June 30, 2026 and December 31, 2025, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and six months ended June 30, 2026 and 2025, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of June 30, 2026 and December 31, 2025, contract liabilities related to revenues allocated to remaining performance obligations totaled $56.4 million and $41.2 million, respectively, and are classified as Accrued expenses and other current liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets. The Company’s total current contract liabilities related to revenues as of June 30, 2026 and December 31, 2025 totaled $49.8 million and $36.0 million, respectively, and the remainder was classified as noncurrent.
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
Environmental Matters
As of June 30, 2026 and December 31, 2025, the Company had reserves for environmental matters of $21.9 million and $22.7 million, respectively. The total reserve at June 30, 2026 and December 31, 2025, included $9.1 million and $9.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at June 30, 2026 and December 31, 2025, was $5.7 million and $6.0 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the six months ended June 30, 2026 or 2025. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future environmental remediation is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2026	2025
Balance at beginning of period	$26.2	$22.8
Reductions for payments	(6.9)	(5.7)
Accruals for warranties issued during the current period	6.6	5.7
Acquisitions	0.4	—
Currency translation	(0.2)	0.7
Balance at end of period	$26.1	$23.5
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contractual Obligations
As of June 30, 2026, the Company has arrangements with certain software and information technology service providers that require future minimum purchases of $63.4 million over the remainder of 2026 through 2030.
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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2026	2025	2026	2025
Allegion Americas
Net revenues	$918.6	$821.5	$1,728.5	$1,579.3
Cost of goods sold	498.4	440.7	946.7	853.2
Selling and administrative expenses	153.4	144.2	299.9	278.1
Segment operating income	$266.8	$236.6	$481.9	$448.0

Depreciation and amortization	$20.5	$19.9	$40.8	$38.8

Allegion International
Net revenues	$232.9	$200.5	$456.6	$384.6
Cost of goods sold	135.6	114.8	266.4	221.7
Selling and administrative expenses	82.5	70.0	167.1	135.5
Segment operating income	$14.8	$15.7	$23.1	$27.4

Depreciation and amortization	$14.4	$10.8	$28.8	$21.2

Reconciliation to earnings before income tax
Segment operating income from reportable segments	$281.6	$252.3	$505.0	$475.4
Unallocated corporate expense	26.9	32.6	55.0	59.3
Interest expense	24.8	24.6	49.0	49.3
Other expense (income), net	2.0	(5.3)	1.6	(8.8)
Total earnings before income taxes	$227.9	$200.4	$399.4	$375.6

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

Overview
Organization
Allegion plc and its consolidated subsidiaries (“Allegion,” “the Company,” “we,” “our,” or “us”) are a leading global provider of security products and solutions operating in two segments: Allegion Americas and Allegion International. We sell a wide range of security products and solutions for end-users in commercial, institutional and residential facilities worldwide, including the education, healthcare, government, hospitality, retail, commercial office and single and multi-family residential markets. Our leading brands include CISA®, Interflex®, LCN®, Schlage®, SimonsVoss® and Von Duprin®.
Recent Developments
Business and Industry Trends and Outlook and Global Trade and Macroeconomic Environment
In the second quarter of 2026, we delivered low-double digit revenue growth compared to the same period in 2025, driven by volume growth, favorable pricing and the impact from recent acquisitions. Demand for electronic security products has also remained strong and continues to be a long-term growth driver.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. In the second quarter of 2026, U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims, and we formally submitted claims for qualifying IEEPA tariff refunds. Refunds received related to those claims have not been significant. Although we may be entitled to additional refunds of previously paid IEEPA tariffs, the amount and timing of any such refunds remain uncertain, and as of June 30, 2026 we have not recorded any amounts for recoveries that have not been received. The global tariff landscape continues to shift, and we continue to monitor these developments and assess their potential impacts.
Following these rulings, new tariffs were imposed under other laws and on imports from more countries, in addition to existing non-IEEPA tariffs. Through the six months ended June 30, 2026, we have offset inflation due to tariffs with pricing actions. We continue to analyze the impact of changes in tariffs and what steps, if any, including pricing actions, we may take to mitigate the impact of the tariffs. We estimate we source approximately 20-25% of cost of goods sold (“COGS”) from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-U.S. countries. Existing or new tariffs could impact future demand.
Acquisitions
On March 2, 2026, we, through our subsidiaries, acquired 100% of Door Components, Inc. (“DCI”), a manufacturer of custom, quick ship hollow metal doors and frames for industrial, commercial and institutional markets based in the United States. DCI is reported in the Company’s Allegion Americas segment. The purchase consideration, net of cash acquired, was approximately $70 million. This acquisition was accounted for as a business combination and was funded with available cash on hand and borrowings under the Revolving Facility.
2026 Dividends and Share Repurchases
During the six months ended June 30, 2026, we paid dividends of $1.10 per ordinary share to shareholders.
On April 15, 2026, the Board replenished the funds available for the repurchase of the Company’s ordinary shares under its existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to $500.0 million of the Company’s ordinary shares under the program. During the six months ended June 30, 2026, we repurchased approximately 1.2 million shares for $160.6 million.

Results of Operations – Three months ended June 30

In millions, except per share amounts	2026	% of revenues	2025	% of revenues
Net revenues	$1,151.5		$1,022.0
Cost of goods sold	634.0	55.1%	555.5	54.4%
Selling and administrative expenses	262.8	22.8%	246.8	24.1%
Operating income	254.7	22.1%	219.7	21.5%
Interest expense	24.8		24.6
Other expense (income), net	2.0		(5.3)
Earnings before income taxes	227.9		200.4
Provision for income taxes	43.3		40.7
Net earnings	$184.6		$159.7

Diluted net earnings per ordinary share:	$2.15		$1.85
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended June 30, 2026, increased by 12.7%, or $129.5 million, compared with the same period in 2025, due to the following:

Pricing	3.3%
Volume	3.6%
Acquisitions / divestitures	5.1%
Currency exchange rates	0.7%
Total	12.7%
The increase in Net revenues was driven by higher volumes, improved pricing, the favorable impact from acquisitions, net of divestitures and favorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended June 30, 2026, increased $35.0 million compared to the same period in 2025. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended June 30, 2026, increased to 22.1% from 21.5% for the same period in 2025, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$219.7	21.5%
Pricing and productivity in excess of inflation and investment spending	14.1	0.6%
Volume / product mix	14.7	0.6%
Currency exchange rates	(0.8)	(0.2)%
Acquisitions / divestitures	8.8	(0.2)%
Acquisition / integration / restructuring expenses	(1.8)	(0.2)%
June 30, 2026	$254.7	22.1%
The increase in Operating income was driven by favorable volume/product mix, pricing and productivity improvements in excess of inflation and investment spending and the favorable impact from acquisitions/divestitures. These increases were partially offset by higher acquisition, integration and restructuring expenses and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The increase in Operating margin was driven by favorable volume/product mix and pricing and productivity improvements in excess of inflation and investment spending. These increases were partially offset by higher acquisition, integration and restructuring expenses, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and the unfavorable impact on operating margin from acquisitions, net of divestitures.
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
Interest Expense
Interest expense for the three months ended June 30, 2026, increased $0.2 million compared with the same period in 2025, primarily due to higher average outstanding indebtedness partially offset by lower weighted-average interest rates.
Other Expense (Income), net
The components of Other expense (income), net for the three months ended June 30 were as follows:

In millions	2026	2025
Interest income	$(1.6)	$(3.8)
Foreign currency exchange loss	0.7	0.5
Net periodic pension and postretirement benefit cost, less service cost	3.9	0.1
Other income	(1.0)	(2.1)
Other expense (income), net	$2.0	$(5.3)
Net periodic pension and postretirement benefit cost, less service cost for the three months ended June 30, 2026 includes a one-time $3.7 million settlement charge related to a U.S. defined benefit pension plan.
Provision for Income Taxes
The effective income tax rates for the three months ended June 30, 2026 and 2025, were 19.0% and 20.3%, respectively. The decrease in the effective income tax rate compared to 2025 is primarily due to unfavorable discrete charges in the prior year and favorable discrete adjustments in the current year.
Results of Operations – Six months ended June 30, 2026

In millions, except per share amounts	2026	% of revenues	2025	% of revenues
Net revenues	$2,185.1		$1,963.9
Cost of goods sold	1,213.1	55.5%	1,074.9	54.7%
Selling and administrative expenses	522.0	23.9%	472.9	24.1%
Operating income	450.0	20.6%	416.1	21.2%
Interest expense	49.0		49.3
Other expense (income), net	1.6		(8.8)
Earnings before income taxes	399.4		375.6
Provision for income taxes	76.7		67.7
Net earnings	$322.7		$307.9

Diluted net earnings per ordinary share:	$3.74		$3.56
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.

Net Revenues
Net revenues for the six months ended June 30, 2026, increased by 11.3%, or $221.2 million, compared with the same period in 2025, due to the following:

Pricing	4.0%
Volume	0.8%
Acquisitions / divestitures	5.0%
Currency exchange rates	1.5%
Total	11.3%
The increase in Net revenues was driven by improved pricing, higher volumes, the favorable impact from acquisitions, net of divestitures and favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the six months ended June 30, 2026, increased $33.9 million compared to the same period in 2025. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the six months ended June 30, 2026, decreased to 20.6% from 21.2% for the same period in 2025, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$416.1	21.2%
Pricing and productivity in excess of inflation and investment spending	22.4	0.3%
Volume / product mix	4.0	—%
Currency exchange rates	(0.2)	(0.3)%
Acquisitions / divestitures	16.2	(0.2)%
Acquisition / integration / restructuring expenses	(8.5)	(0.4)%
June 30, 2026	$450.0	20.6%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact from acquisitions/divestitures and favorable volume/product mix. These increases were partially offset by higher acquisition, integration and restructuring expenses and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The decrease in Operating margin was driven by higher acquisition, integration and restructuring expenses, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and the unfavorable impact on operating margin from acquisitions, net of divestitures. These decreases are partially offset by pricing and productivity improvements in excess of inflation and investment spending.
Interest Expense
Interest expense for the six months ended June 30, 2026, decreased $0.3 million compared with the same period in 2025, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Expense (Income), net
The components of Other expense (income), net for the six months ended June 30 were as follows:

In millions	2026	2025
Interest income	$(2.9)	$(7.8)
Foreign currency exchange loss	1.5	1.5
Net periodic pension and postretirement benefit cost, less service cost	4.1	0.1
Other income	(1.1)	(2.6)
Other expense (income), net	$1.6	$(8.8)
Net periodic pension and postretirement benefit cost, less service cost for the six months ended June 30, 2026 includes a one-time $3.7 million settlement charge related to a U.S. defined benefit pension plan.

Provision for Income Taxes
The effective income tax rates for the six months ended June 30, 2026 and 2025, were 19.2% and 18.0%, respectively. The increase in the effective income tax rate compared to 2025 is primarily due to unfavorable year over year changes in the amounts recognized for uncertain tax positions and unfavorable mix of income earned in higher tax rate jurisdictions.
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
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and six months ended June 30:

	Three months ended			Six months ended
In millions	2026	2025	% Change	2026	2025	% Change
Net revenues
Allegion Americas	$918.6	$821.5	11.8%	$1,728.5	$1,579.3	9.4%
Allegion International	232.9	200.5	16.2%	456.6	384.6	18.7%
Total	$1,151.5	$1,022.0		$2,185.1	$1,963.9

Segment operating income
Allegion Americas	$266.8	$236.6	12.8%	$481.9	$448.0	7.6%
Allegion International	14.8	15.7	(5.7)%	23.1	27.4	(15.7)%
Total	$281.6	$252.3		$505.0	$475.4

Segment operating margin
Allegion Americas	29.0%	28.8%		27.9%	28.4%
Allegion International	6.4%	7.8%		5.1%	7.1%
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
Net Revenues
Net revenues for the three months ended June 30, 2026, increased by 11.8%, or $97.1 million, compared to the same period in 2025, due to the following:

Pricing	4.0%
Volume	4.9%
Acquisitions	2.9%
Total	11.8%
The increase in Net revenues was driven by higher volumes, improved pricing and the favorable impact of acquisitions.

Net revenues from non-residential products for the three months ended June 30, 2026, increased by a low-double digits percent compared to the same period in the prior year. These increases were driven by higher volumes, improved pricing and revenue from acquisitions. Net revenues from residential products for the three months ended June 30, 2026, increased by a high-single digits percent compared to the same period in the prior year. These increases were primarily driven by higher volumes and improved pricing.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended June 30, 2026, Net revenues from the sale of electronic products in the Allegion Americas segment increased by a low-teens percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2026.
Net revenues for the six months ended June 30, 2026, increased by 9.4%, or $149.2 million, compared to the same period in 2025, due to the following:

Pricing	4.7%
Volume	2.1%
Acquisitions	2.5%
Currency exchange rates	0.1%
Total	9.4%
The increase in Net revenues was driven by improved pricing, the favorable impact of acquisitions, higher volumes and favorable foreign currency exchange rate movements.
Net revenues from non-residential products for the six months ended June 30, 2026, increased by a low-double digits percent compared to the same period in the prior year. These increases were driven by improved pricing, revenue from acquisitions, higher volumes and favorable foreign currency exchange rate movements. Net revenues from residential products for the six months ended June 30, 2026, increased by a mid-single digit percent compared to the same period in the prior year. These increases were primarily driven by improved pricing and higher volumes.
Net revenues from the sale of electronic products for the six months ended June 30, 2026, increased by a high-single digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2026.
Operating income/margin
Segment operating income for the three months ended June 30, 2026, increased $30.2 million compared to the same period in 2025, and Segment operating margin for the three months ended June 30, 2026, increased to 29.0% from 28.8%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$236.6	28.8%
Pricing and productivity in excess of inflation and investment spending	13.2	0.4%
Volume / product mix	16.7	0.6%
Currency exchange rates	(2.3)	(0.3)%
Acquisitions	3.1	(0.4)%
Acquisition / integration / restructuring expenses	(0.5)	(0.1)%
June 30, 2026	$266.8	29.0%
The increase in Segment operating income was driven by favorable volume/product mix, pricing and productivity in excess of inflation and investment spending and the favorable impact of recent acquisitions. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses.
The increase in Segment operating margin was driven by favorable volume/product mix and pricing and productivity improvements in excess of inflation and investment spending. These increases were partially offset by the unfavorable impact on operating margin from recent acquisitions, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses.

Segment operating income for the six months ended June 30, 2026, increased $33.9 million compared to the same period in 2025, and Segment operating margin for the six months ended June 30, 2026, decreased to 27.9% from 28.4%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$448.0	28.4%
Pricing and productivity in excess of inflation and investment spending	26.0	0.3%
Volume / product mix	10.9	0.1%
Currency exchange rates	(4.1)	(0.3)%
Acquisitions	4.4	(0.4)%
Acquisition / integration / restructuring expenses	(3.3)	(0.2)%
June 30, 2026	$481.9	27.9%
The increase in Segment operating income was driven by pricing and productivity in excess of inflation and investment spending, favorable volume/product mix and the favorable impact of recent acquisitions. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses.
The decrease in Segment operating margin was driven by the unfavorable impact on operating margin from recent acquisitions, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses. These decreases were partially offset by pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix.
Allegion International
Our Allegion International segment provides security products, services and solutions primarily throughout Europe, Asia and Oceania. The segment offers end-users a broad range of products, services and solutions including locks, locksets, portable locks, key systems, door controls and door control systems, exit devices, doors, electronic security products, access control systems, time and attendance and workforce productivity solutions, among other software and service solutions. This segment’s primary brands are AXA, CISA, ELATEC, Gainsborough, Interflex and SimonsVoss.
Net Revenues
Net revenues for the three months ended June 30, 2026, increased by 16.2%, or $32.4 million, compared to the same period in 2025, due to the following:

Pricing	0.8%
Volume	(2.0)%
Acquisitions / divestitures	14.3%
Currency exchange rates	3.1%
Total	16.2%
The increase in Net revenues was driven by the favorable impact from acquisitions, net of divestitures, favorable foreign currency exchange rate movements and improved pricing. These increases were partially offset by lower volumes.
Net revenues for the six months ended June 30, 2026, increased by 18.7%, or $72.0 million, compared to the same period in 2025, due to the following:

Pricing	1.0%
Volume	(4.2)%
Acquisitions / divestitures	15.1%
Currency exchange rates	6.8%
Total	18.7%
The increase in Net revenues was driven by the favorable impact from acquisitions, net of divestitures, favorable foreign currency exchange rate movements and improved pricing. These increases were partially offset by lower volumes.

Operating income/margin
Segment operating income for the three months ended June 30, 2026, decreased $0.9 million compared to the same period in 2025, and Segment operating margin for the three months ended June 30, 2026, decreased to 6.4% from 7.8%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$15.7	7.8%
Inflation and investment spending in excess of pricing and productivity	(2.5)	(1.1)%
Volume / product mix	(2.0)	(0.7)%
Currency exchange rates	1.5	0.4%
Acquisitions / divestitures	5.7	1.5%
Acquisition / integration / restructuring expenses	(3.6)	(1.5)%
June 30, 2026	$14.8	6.4%
The decrease in Segment operating income and Segment operating margin was driven by higher acquisition, integration and restructuring expenses, inflation and investment spending in excess of pricing and productivity improvements and the unfavorable impact from volume/product mix. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and the favorable impact from foreign currency exchange rate movements.
Segment operating income for the six months ended June 30, 2026, decreased $4.3 million compared to the same period in 2025, and Segment operating margin for the six months ended June 30, 2026, decreased to 5.1% from 7.1%, due to the following:

In millions	Operating Income	Operating Margin
June 30, 2025	$27.4	7.1%
Inflation and investment spending in excess of pricing and productivity	(7.0)	(1.6)%
Volume / product mix	(6.9)	(1.3)%
Currency exchange rates	3.9	0.5%
Acquisitions / divestitures	11.8	1.7%
Acquisition / integration / restructuring expenses	(6.1)	(1.3)%
June 30, 2026	$23.1	5.1%
The decrease in Segment operating income and Segment operating margin was driven by the unfavorable impact from inflation and investment spending in excess of pricing and productivity improvements, the unfavorable impact from volume/product mix and higher acquisition, integration and restructuring expenses. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and the favorable impact from foreign currency exchange rate movements.
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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of June 30, 2026, approximately 88% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of June 30, 2026, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months.

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2026	2025
Net cash provided by operating activities	$299.7	$314.2
Net cash used in investing activities	(113.2)	(82.6)
Net cash used in financing activities	(217.9)	(99.2)
Operating Activities: Net cash provided by operating activities during the six months ended June 30, 2026, decreased $14.5 million compared to the same period in 2025, primarily due to increases in working capital partially offset by higher net earnings.
Investing Activities: Net cash used in investing activities during the six months ended June 30, 2026, increased $30.6 million compared to the same period in 2025, primarily due to higher cash used for acquisitions.
Financing Activities: Net cash used in financing activities during the six months ended June 30, 2026, increased $118.7 million compared to the same period in 2025, primarily due to higher repurchases of ordinary shares and lower net proceeds from debt.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	June 30, 2026	December 31, 2025
Revolving Facility	$240.6	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.2	0.2
Total borrowings outstanding	2,040.8	1,990.8
Discounts and debt issuance costs, net	(9.7)	(10.7)
Total debt	2,031.1	1,980.1
Less current portion of long-term debt	0.2	0.2
Total long-term debt	$2,030.9	$1,979.9
The Revolving Facility matures on May 20, 2030 and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of June 30, 2026, we had outstanding borrowings of $240.6 million and letters of credit of $25.3 million.
Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. We pay certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on our credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At June 30, 2026, our outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.753%. The Revolving Facility also contains negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Revolving Facility requires us to comply with a maximum leverage ratio as defined in the credit agreement. As of June 30, 2026, we were in compliance with all applicable covenants under the credit agreement.
As of June 30, 2026, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes,” and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.

Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At June 30, 2026, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Selected Condensed Statement of Comprehensive Income Information

	Six months ended June 30, 2026		Year ended December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(3.8)	(0.1)	(7.6)	—
Equity earnings in affiliates, net of tax	349.8	233.0	711.5	483.4
Transactions with related parties and subsidiaries(a)	(9.2)	(45.0)	(27.4)	(92.1)
Net earnings	322.7	172.7	643.8	362.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	June 30, 2026		December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.5	$790.4	$1.2	$781.3
Total current assets	11.1	826.1	8.2	835.2
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,297.3	—	1,299.1
Total noncurrent assets	1,792.5	1,428.2	1,792.7	1,425.7
Current liabilities:
Amounts due to related parties and subsidiaries	$342.8	$982.6	$10.8	$702.1
Total current liabilities	366.5	1,017.6	31.7	730.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	212.2	2,331.6	484.0	2,737.6
Total noncurrent liabilities	801.4	3,756.5	1,073.0	4,124.4
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
Management believes there have been no significant changes during the six months ended June 30, 2026, to the items we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•global climate change or other unexpected events, including global health crises, such as epidemics, pandemics or similar widespread public health concerns;
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2026. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s)(a)
April 1 - April 30	—	$—	—	$500,000
May 1 - May 31	381	131.28	381	449,993
June 1 - June 30	528	132.65	528	379,993
Total	909	$132.06	909	$379,993
(a) On April 15, 2026, the Board replenished the funds available for the repurchase of the Company’s ordinary shares under its existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to $500.0 million of the Company’s ordinary shares under the program. The share repurchase program does not have a prescribed expiration date. Share repurchases may be made from time-to-time in open market, accelerated stock repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The timing and manner of any share repurchase and the actual number of ordinary shares repurchased will be determined at the discretion of management based on a variety of factors, including, among others, the Company’s stock price, corporate and regulatory requirements, and other general market and economic conditions.
Item 5 – Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Memorandum and Articles of Association of Allegion plc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 13, 2016 (File No. 001-35971).

22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ALLEGION PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGION PLC (Registrant)

Date:	July 23, 2026	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 23, 2026	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer