Form 10-Q
period 2026-09-30
Allegion plc
filed 2026-10-22
CIK 1579241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of ordinary shares outstanding of Allegion plc as of October 19, 2026 was 84,321,432.

ALLEGION PLC
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Allegion plc
Condensed and Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net revenues	$1,172.6	$1,070.2	$3,357.7	$3,034.1
Cost of goods sold	624.4	580.4	1,837.5	1,655.3
Selling and administrative expenses	263.6	256.0	785.6	728.9
Operating income	284.6	233.8	734.6	649.9
Interest expense	24.2	26.6	73.2	75.9
Other income, net	(7.4)	(1.7)	(5.8)	(10.5)
Earnings before income taxes	267.8	208.9	667.2	584.5
Provision for income taxes	46.9	20.5	123.6	88.2
Net earnings	$220.9	$188.4	$543.6	$496.3
Earnings per share:
Basic net earnings	$2.60	$2.19	$6.36	$5.76
Diluted net earnings	$2.59	$2.18	$6.33	$5.73
Weighted-average shares outstanding:
Basic	84.8	85.9	85.5	86.1
Diluted	85.2	86.5	85.9	86.6

Total comprehensive income	$213.3	$178.3	$507.4	$613.5
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Balance Sheets
(Unaudited)

In millions, except share amounts	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$388.1	$356.2
Accounts and notes receivable, net	551.6	437.7
Inventories	539.4	519.0
Other current assets	83.9	78.9
Total current assets	1,563.0	1,391.8
Property, plant and equipment, net	457.2	444.6
Goodwill	1,926.1	1,912.4
Intangible assets, net	798.5	826.0
Other noncurrent assets	722.1	648.9
Total assets	$5,466.9	$5,223.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283.2	$244.8
Accrued expenses and other current liabilities	539.5	510.4
Short-term borrowings and current maturities of long-term debt	0.3	0.2
Total current liabilities	823.0	755.4
Long-term debt	2,031.7	1,979.9
Other noncurrent liabilities	439.8	420.8
Total liabilities	3,294.5	3,156.1
Equity:
Ordinary shares, $0.01 par value (84,320,027 and 86,066,997 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	0.8	0.9
Capital in excess of par value	—	34.2
Retained earnings	2,413.4	2,238.1
Accumulated other comprehensive loss	(241.8)	(205.6)
Total equity	2,172.4	2,067.6
Total liabilities and equity	$5,466.9	$5,223.7
See accompanying notes to condensed and consolidated financial statements.

Allegion plc
Condensed and Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
In millions	2026	2025
Cash flows from operating activities:
Net earnings	$543.6	$496.3
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	107.4	98.6
Changes in assets and liabilities and other non-cash items	(47.0)	(51.2)
Net cash provided by operating activities	604.0	543.7
Cash flows from investing activities:
Capital expenditures	(64.6)	(58.5)
Acquisition of businesses, net of cash acquired	(74.7)	(594.0)
Other investing activities, net	(38.9)	3.2
Net cash used in investing activities	(178.2)	(649.3)
Cash flows from financing activities:
Debt repayments	—	(15.7)
Proceeds from Revolving Facility	289.4	300.0
Repayments of Revolving Facility	(239.0)	(201.0)
Net proceeds from debt	50.4	83.3
Dividends paid to ordinary shareholders	(140.2)	(131.4)
Repurchase of ordinary shares	(280.3)	(80.0)
Other financing activities, net	(17.9)	12.9
Net cash used in financing activities	(388.0)	(115.2)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	19.7
Net increase (decrease) in cash and cash equivalents	31.9	(201.1)
Cash and cash equivalents - beginning of period	356.2	503.8
Cash and cash equivalents - end of period	$388.1	$302.7
See accompanying notes to condensed and consolidated financial statements.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying Condensed and Consolidated Financial Statements of Allegion plc, an Irish public limited company, and its consolidated subsidiaries (“Allegion” or the “Company”), reflect the consolidated operations of the Company and have been prepared in accordance with United States (“U.S.”) Securities and Exchange Commission (“SEC”) interim reporting requirements. Accordingly, the accompanying Condensed and Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for full financial statements and should be read in conjunction with the Consolidated Financial Statements included in the Allegion Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the consolidated unaudited results for the interim periods presented.
NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the consolidated statements of comprehensive income. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This ASU will be applied prospectively and will result in additional required disclosures in the Company’s Consolidated Financial Statements once adopted.
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
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which creates a comprehensive list of interim disclosure requirements, clarifies the scope and applicability of those interim disclosure requirements, and adds a principle requiring disclosure of material events and transactions that have occurred since the Company’s most recently filed Annual Report on Form 10-K that have not otherwise been disclosed. This guidance will be effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU on its Condensed and Consolidated Financial Statements.

NOTE 3 - ACQUISITIONS
2026
The following are acquisitions made in 2026:
DCI
On March 2, 2026, the Company, through its subsidiaries, acquired 100% of Door Components, Inc. (“DCI”), a manufacturer of custom, quick ship hollow metal doors and frames for industrial, commercial and institutional markets based in the United States. DCI is reported in the Company’s Allegion Americas segment. The purchase consideration, net of cash acquired, was approximately $69.3 million. This acquisition was accounted for as a business combination and was funded with available cash on hand and borrowings under the Revolving Facility.
Overly
On October 2, 2026, the Company, through its subsidiaries, acquired 100% of Overly Door Company (“Overly”), a manufacturer of custom and pre-engineered doors for acoustic, blast, bullet-resistant and vault security based in the United States. Overly will be reported in the Company’s Allegion Americas segment. The purchase consideration was approximately $88.7 million. This acquisition was funded with available cash on hand and borrowings under the Revolving Facility.
As the initial accounting for the Overly acquisition is incomplete, the Company has not provided the aggregate preliminary purchase price allocation for these 2026 acquisitions.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2025
The following are acquisitions made during the nine months ended September 30, 2025:
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
The aggregate purchase consideration for these 2025 acquisitions, net of cash acquired, was approximately $623.8 million. This includes an acquisition-date fair value of $30.3 million for earnout contingent consideration, a portion of which has been settled, while the remainder becomes payable at certain dates through 2028 if certain conditions are achieved. These acquisitions were accounted for as business combinations and were funded with available cash on hand and borrowings under the Revolving Facility.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the allocation of the aggregate purchase consideration for these 2025 acquisitions, which includes cash consideration and the estimated fair value of contingent consideration, to assets acquired and liabilities assumed as of the acquisition dates:

In millions
Net working capital	$36.1
Property, plant and equipment and other noncurrent assets	25.3
Goodwill	374.6
Intangible assets	279.4
Deferred tax liabilities related to acquired intangible assets	(70.6)
Other noncurrent liabilities	(21.0)
Total net assets acquired and liabilities assumed	$623.8
Intangible assets recognized as of the acquisition dates were comprised of the following:

In millions	Value (in millions)	Weighted average useful life (in years)
Completed technologies/patents	$40.0	11
Customer relationships	191.8	20
Trade names (finite-lived)	47.6	14
Goodwill results from several factors including Allegion-specific synergies that were excluded from the cash flow projections used in the valuation of intangible assets and intangible assets that do not qualify for separate recognition. The majority of the goodwill related to these acquisitions is not expected to be deductible for tax purposes.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2025 reflects the consolidated results of operations of the Company as if these acquisitions had taken place on January 1, 2024:

	Three months ended	Nine months ended
In millions	2025	2025
Net revenues	$1,077.3	$3,120.6
Net earnings	193.7	499.5
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
The following financial information reflects the Net revenues and Earnings before income taxes generated by the businesses since the acquisition dates included within the Company's Condensed and Consolidated Statements of Comprehensive Income:

In millions	Three months ended September 30, 2025	Nine months ended September 30, 2025
Net revenues	$38.0	$47.6
Earnings before income taxes	2.3	3.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - INVENTORIES
Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method. The major classes of inventories were as follows:

In millions	September 30, 2026	December 31, 2025
Raw materials	$253.1	$237.9
Work-in-process	56.4	55.1
Finished goods	229.9	226.0
Total	$539.4	$519.0
NOTE 5 - GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, were as follows:

In millions	Allegion Americas	Allegion International	Total(a)
December 31, 2025	$1,281.1	$631.3	$1,912.4
Acquisitions and adjustments	36.5	0.6	37.1
Currency translation	(5.0)	(18.4)	(23.4)
September 30, 2026	$1,312.6	$613.5	$1,926.1
(a)    Accumulated impairment for the International segment was $573.6 million as of September 30, 2026 and December 31, 2025. There is no accumulated impairment for the Americas segment.
There was no impairment of goodwill for the nine months ended September 30, 2026 and 2025.
NOTE 6 - INTANGIBLE ASSETS
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2026			December 31, 2025
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$119.3	$(57.1)	$62.2	$121.2	$(52.1)	$69.1
Customer relationships	787.4	(277.3)	510.1	776.3	(254.2)	522.1
Trade names (finite-lived)	213.7	(132.6)	81.1	210.8	(119.6)	91.2
Other	84.7	(45.3)	39.4	78.4	(42.0)	36.4
Total finite-lived intangible assets	1,205.1	$(512.3)	692.8	1,186.7	$(467.9)	718.8
Trade names (indefinite-lived)	105.7		105.7	107.2		107.2
Total	$1,310.8		$798.5	$1,293.9		$826.0

Intangible asset amortization expense was $55.9 million and $53.0 million for the nine months ended September 30, 2026 and 2025, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $75.2 million for full year 2026, $68.5 million for 2027, $59.2 million for 2028, $56.3 million for 2029 and $45.8 million for 2030.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - DEBT AND CREDIT FACILITIES
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2026	December 31, 2025
Revolving Facility	$240.9	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.3	0.2
Total borrowings outstanding	2,041.2	1,990.8
Discounts and debt issuance costs, net	(9.2)	(10.7)
Total debt	2,032.0	1,980.1
Less current portion of long-term debt	0.3	0.2
Total long-term debt	$2,031.7	$1,979.9
Unsecured Credit Facilities
The Company has an unsecured revolving credit facility (the “Revolving Facility”) that matures on May 20, 2030, and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of September 30, 2026, the Company had outstanding borrowings of $240.9 million and letters of credit of $25.3 million. On October 1, 2026, the Company borrowed an additional $40.0 million on the Revolving Facility which was used for the acquisition of Overly. The Revolving Facility is unconditionally guaranteed jointly and severally on an unsecured basis by Allegion plc, Allegion US Holding Company Inc. (“Allegion US Hold Co”), the Company’s wholly-owned subsidiary, and Allegion (Ireland) Finance Designated Activity Company (“Allegion Ireland DAC”), the Company’s wholly-owned subsidiary.
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
Outstanding borrowings under the Revolving Facility accrue interest, at the option of the Company, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin or (ii) a base rate (as defined in the credit agreement) plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on the Company’s credit ratings. At September 30, 2026, the Company’s outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.939%. The Revolving Facility also contains negative and affirmative covenants and events of default that, among other things, limit or restrict the Company’s ability to enter into certain transactions. In addition, the Revolving Facility requires the Company to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2026, the Company was in compliance with all applicable covenants under the credit agreement.
Senior Notes
As of September 30, 2026, Allegion US Hold Co has $400.0 million outstanding of its 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of its 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”) and $400.0 million outstanding of its 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and Allegion plc has $400.0 million outstanding of its 3.500% Senior Notes due 2029 (the “3.500% Senior Notes,” and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and 3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
The 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes are senior unsecured obligations of Allegion US Hold Co and rank equally with all of Allegion US Hold Co’s existing and future senior unsecured and unsubordinated indebtedness. The guarantee of the 3.550% Senior Notes, 5.411% Senior Notes and 5.600% Senior Notes is the senior unsecured obligation of Allegion plc and ranks equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 3.500% Senior Notes are senior unsecured obligations of Allegion plc, are guaranteed by

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allegion US Hold Co and rank equally with all of the Company’s existing and future senior unsecured indebtedness. As of September 30, 2026, the Company was in compliance with all applicable covenants under the Senior Notes.
NOTE 8 - FINANCIAL INSTRUMENTS
Currency Hedging Instruments
The Company uses foreign currency forward and cross-currency swap contracts to manage the risks associated with currency exchange rate exposures.
In the second quarter of 2026, the Company entered into cross-currency swaps with gross notional amounts totaling $100.0 million maturing in July 2032. These instruments were designated as a net investment hedge of a Euro functional currency denominated subsidiary. Periodic swap interest accruals are recognized in Net earnings and changes in the fair value of the swaps are recorded in Accumulated other comprehensive loss as a component of Currency translation. The Company determined the hedge to be effective at inception of the hedge relationship and assesses effectiveness quarterly by ensuring the net investment in the associated Euro functional currency denominated subsidiaries is greater than the derivative notional amount.
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
The gross notional amount of the Company’s currency derivatives was $350.9 million and $320.1 million at September 30, 2026 and December 31, 2025, respectively. Neither the fair values of currency derivatives, which are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily observable (Level 2 inputs under the fair value hierarchy described in Note 11), nor the balances included in Accumulated other comprehensive loss were material as of September 30, 2026 or December 31, 2025. Currency derivatives did not have a material impact to Net earnings, Other comprehensive income, or the Condensed and Consolidated Statements of Cash Flows during the nine months ended September 30, 2026 and 2025, nor is the amount to be reclassified into Net earnings over the next 12 months expected to be material. At September 30, 2026, the maximum term of the Company’s foreign currency forward contracts was less than one year, and the term of the Company’s cross-currency swaps was six years.
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
NOTE 9 - LEASES
Rental expense for the three months ended September 30, 2026 and 2025, was $19.4 million and $18.3 million, respectively, and rental expense for the nine months ended September 30, 2026 and 2025, was $56.9 million and $51.5 million, respectively. Rental expense is classified within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. Rental expense related to short-term leases, variable lease payments or other leases or lease components not included within the right of use (“ROU”) asset or lease liability totaled $4.5 million and $4.8 million for the three months ended September 30, 2026 and 2025 and $11.9 million and $12.3 million for the nine months ended September 30, 2026 and 2025. No material lease costs have been capitalized on the Condensed and Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a lessee, the Company categorizes its leases into two general categories: real estate leases and equipment leases. Amounts included within the Condensed and Consolidated Balance Sheets related to the Company’s ROU asset and lease liability for both real estate and equipment leases were as follows:

		September 30, 2026			December 31, 2025
In millions	Balance Sheet classification	Real estate	Equipment	Total	Real estate	Equipment	Total
ROU asset	Other noncurrent assets	$128.5	$59.2	$187.7	$116.5	$49.9	$166.4
Lease liability - current	Accrued expenses and other current liabilities	24.9	24.5	49.4	22.5	19.2	41.7
Lease liability - noncurrent	Other noncurrent liabilities	108.6	34.4	143.0	98.0	30.5	128.5

Other information:
Weighted-average remaining term (years)		10.0	2.8		10.9	3.0
Weighted-average discount rate		5.3%	5.5%		5.3%	5.9%
The following table summarizes additional information related to the Company’s leases for the nine months ended September 30:

	2026			2025
In millions	Real estate	Equipment	Total	Real estate	Equipment	Total
Cash paid for amounts included in the measurement of lease liabilities	$23.1	$21.9	$45.0	$20.4	$18.8	$39.2
ROU assets obtained in exchange for new lease liabilities	24.1	18.8	42.9	14.3	12.4	26.7
Future Repayments
Scheduled minimum lease payments required under non-cancelable operating leases for both the real estate and equipment lease portfolios for the remainder of 2026 and for each of the years thereafter as of September 30, 2026, are as follows:

In millions	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Real estate leases	$7.9	$30.8	$23.2	$18.2	$13.9	$81.4	$175.4
Equipment leases	7.2	25.6	18.9	7.8	2.6	1.2	63.3
Total	$15.1	$56.4	$42.1	$26.0	$16.5	$82.6	$238.7
The difference between the total undiscounted minimum lease payments and the combined current and noncurrent lease liabilities as of September 30, 2026, is due to imputed interest of $46.3 million.
NOTE 10 - DEFINED BENEFIT PLANS
The Company sponsors several U.S. and non-U.S. defined benefit pension plans for eligible employees and retirees and also maintains other supplemental plans for officers and other key employees.
On May 31, 2026, the Company transferred obligations of $19.7 million from a U.S. defined benefit pension plan to a third-party insurance company by purchasing a group annuity contract using an equivalent amount of plan assets. The transaction did not have a material impact on the funded status of the pension plan. As a result of the transaction, the Company recorded a $3.7 million settlement charge, which was reflected as a component of Other income, net. The plan’s assets and liabilities were remeasured as of the settlement date, resulting in a remaining projected benefit obligation of $195.9 million, and fair value of plan assets of $207.1 million. The discount rate used to determine the projected benefit obligation at the settlement date was 5.55%, compared to 5.37% as of December 31, 2025. The expected long-term return on plan assets remained 6.50%.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the Company’s Net periodic pension benefit cost (income) for the three and nine months ended September 30 were as follows:

	U.S.
	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	2.5	2.9	7.8	8.6
Expected return on plan assets	(3.2)	(3.8)	(10.2)	(11.4)
Settlement charge	—	—	3.7	—
Administrative costs and other	0.3	0.3	1.0	0.8
Amortization of:
Net prior service costs	—	—	—	0.1
Plan net actuarial losses	0.2	0.3	0.8	0.9
Net periodic benefit cost (income)	$—	$(0.1)	$3.7	$(0.4)

	Non-U.S.
	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Service cost	$0.6	$0.5	$1.7	$1.5
Interest cost	3.1	3.0	9.3	9.1
Expected return on plan assets	(4.1)	(4.1)	(12.5)	(12.3)
Administrative costs and other	0.6	0.5	1.9	1.5
Amortization of:
Plan net actuarial losses	0.9	0.9	2.6	2.7
Net periodic benefit cost	$1.1	$0.8	$3.0	$2.5
Service cost is recorded in Cost of goods sold and Selling and administrative expenses, while the remaining components of Net periodic pension benefit cost (income) are recorded in Other income, net within the Condensed and Consolidated Statements of Comprehensive Income. Employer contributions to the plans were not material during the nine months ended September 30, 2026 or 2025, and are not expected to be material for the remainder of 2026.
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

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets and liabilities measured at fair value as of September 30, 2026, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$16.9	$—	$16.9
Total asset recurring fair value measurements	$—	$16.9	$—	$16.9
Liabilities:
Deferred compensation and other retirement plans	$—	$17.1	$—	$17.1
Total liability recurring fair value measurements	$—	$17.1	$—	$17.1
Financial instruments not carried at fair value
Total debt	$—	$1,981.5	$—	$1,981.5
Total financial instruments not carried at fair value	$—	$1,981.5	$—	$1,981.5
Assets and liabilities measured at fair value as of December 31, 2025, were as follows:

	Fair value measurements			Total fair value
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring fair value measurements
Assets:
Investments	$—	$17.4	$—	$17.4
Total asset recurring fair value measurements	$—	$17.4	$—	$17.4
Liabilities:
Deferred compensation and other retirement plans	$—	$18.1	$—	$18.1
Total liability recurring fair value measurements	$—	$18.1	$—	$18.1
Financial instruments not carried at fair value
Total debt	$—	$2,021.1	$—	$2,021.1
Total financial instruments not carried at fair value	$—	$2,021.1	$—	$2,021.1
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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities as of September 30, 2026, are the same as those used as of December 31, 2025. The carrying values of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable and Accrued expenses and other current liabilities are a reasonable estimate of their fair value due to the short-term nature of these instruments.
The Company also had investments in debt and equity securities without readily determinable fair values of $130.6 million and $66.8 million as of September 30, 2026 and December 31, 2025, respectively, which are classified as Other noncurrent assets within the Condensed and Consolidated Balance Sheets. In the third quarter of 2026, the Company made an additional $40.0 million investment in Ambient.ai, an agentic physical security company.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12 - EQUITY
The changes in the components of Equity for the nine months ended September 30, 2026, were as follows:

		Allegion plc shareholders’ equity
		Ordinary shares
In millions, except per share amounts	Total equity	Amount	Shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2025	$2,067.6	$0.9	86.1	$34.2	$2,238.1	$(205.6)
Net earnings	138.1	—	—	—	138.1	—
Other comprehensive loss, net	(21.9)	—	—	—	—	(21.9)
Repurchase of ordinary shares	(40.6)	—	(0.3)	(39.6)	(1.0)	—
Share-based compensation activity	5.4	—	0.1	5.4	—	—
Dividends to ordinary shareholders ($0.55 per share)	(47.4)	—	—	—	(47.4)	—
Balance at March 31, 2026	2,101.2	0.9	85.9	—	2,327.8	(227.5)
Net earnings	184.6	—	—	—	184.6	—
Other comprehensive loss, net	(6.7)	—	—	—	—	(6.7)
Repurchase of ordinary shares	(120.0)	—	(0.9)	(6.3)	(113.7)	—
Share-based compensation activity	6.3	—	0.1	6.3	—	—
Dividends to ordinary shareholders ($0.55 per share)	(46.8)	—	—	—	(46.8)	—
Balance at June 30, 2026	2,118.6	0.9	85.1	—	2,351.9	(234.2)
Net earnings	220.9	—	—	—	220.9	—
Other comprehensive loss, net	(7.6)	—	—	—	—	(7.6)
Repurchase of ordinary shares	(119.8)	(0.1)	(0.8)	(6.8)	(112.9)	—
Share-based compensation activity	6.8	—	—	6.8	—	—
Dividends to ordinary shareholders ($0.55 per share)	(46.5)	—	—	—	(46.5)	—
Balance at September 30, 2026	$2,172.4	$0.8	84.3	$—	$2,413.4	$(241.8)

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
In April 2026, the Company’s Board of Directors (the “Board”) reauthorized the Company’s existing share repurchase program and, as a result, authorized the repurchase of up to, and including, $500.0 million of the Company’s ordinary shares (the “Share Repurchase Authorization”). During the nine months ended September 30, 2026, the Company repurchased $280.3 million of ordinary shares on the open market under the Share Repurchase Authorization.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2026, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
Balance at December 31, 2025	$4.5	$(124.9)	$(85.2)	$(205.6)
Other comprehensive income (loss) before reclassifications	1.2	3.3	(45.6)	(41.1)
Amounts reclassified from accumulated other comprehensive loss(a)	—	1.7	—	1.7
Settlements recognized	—	3.7	—	3.7
Tax expense	(0.4)	(0.1)	—	(0.5)
Balance at September 30, 2026	$5.3	$(116.3)	$(130.8)	$(241.8)
The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2025, were as follows:

In millions	Cash flow hedges	Defined benefit items	Foreign currency items	Total
Balance at December 31, 2024	$6.9	$(123.1)	$(215.4)	$(331.6)
Other comprehensive (loss) income before reclassifications	(1.7)	(4.7)	122.1	115.7
Amounts reclassified from accumulated other comprehensive loss(a)	(0.5)	3.4	—	2.9
Tax benefit (expense)	0.4	(1.8)	—	(1.4)
Balance at September 30, 2025	$5.1	$(126.2)	$(93.3)	$(214.4)
(a)    Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to cash flow hedges are recorded in Cost of goods sold and Interest expense. Amounts reclassified from Accumulated other comprehensive loss and recognized into Net earnings related to defined benefit plan items are recorded in Other income, net.
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

	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Stock options	$1.2	$1.1	$4.6	$4.5
RSUs	3.0	2.9	13.0	11.5
PSUs	2.4	2.7	6.5	7.5
Pre-tax expense	6.6	6.7	24.1	23.5
Tax benefit	(0.6)	(0.6)	(2.4)	(2.6)
After-tax expense	$6.0	$6.1	$21.7	$20.9
Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2026		2025
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	108,951	$42.88	144,504	$37.72
RSUs	91,632	$158.88	97,353	$129.47

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
Performance Stock
During the nine months ended September 30, 2026, the Company granted PSUs with a maximum award level of approximately 0.1 million shares. In February 2024, 2025 and 2026, the Company’s Compensation and Human Capital Committee granted PSUs that were earned based 50% upon a performance condition, measured at each reporting period by earnings per share (“EPS”) performance in relation to pre-established targets for each performance period set by the Compensation and Human Capital Committee of the Board, and 50% upon a market condition, measured by the Company’s relative total shareholder return against a 50/50 blend of the S&P 400 Capital Goods Index and the S&P 500 Capital Goods Index over a three-year performance period. The fair values of the market condition are estimated using a Monte Carlo Simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return and a correlation matrix.
NOTE 14 - RESTRUCTURING ACTIVITIES
During the nine months ended September 30, 2026, the Company recorded $13.8 million of expenses associated with restructuring activities, which are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The Company anticipates additional future restructuring charges related to certain of the restructuring actions initiated during the nine months ended September 30, 2026. These restructuring activities primarily relate to workforce reductions intended to optimize and simplify operations and cost structure in the Allegion International and Allegion Americas segments.
The changes in the restructuring reserve during the nine months ended September 30, 2026, were as follows:

In millions	Total
December 31, 2025	$1.9
Additions, net of reversals	13.8
Cash payments	(9.6)
September 30, 2026	$6.1
The restructuring reserve is included in Accrued expenses and other current liabilities within the Condensed and Consolidated Balance Sheets. The majority of the costs accrued as of September 30, 2026, are expected to be paid within one year.
The Company also incurred, and expects to incur, other non-qualified restructuring charges related to these restructuring actions initiated, which represent costs that are directly attributable to restructuring activities but that do not fall into the severance, exit or disposal category. These costs were not material during the three and nine months ended September 30, 2026. Non-qualified restructuring charges are included within Cost of goods sold and Selling and administrative expenses within the Condensed and Consolidated Statements of Comprehensive Income. The majority of restructuring charges incurred over the remainder of 2026 will result in cash expenditures.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15 - OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Interest income	$(3.7)	$(2.5)	$(6.6)	$(10.3)
Foreign currency exchange loss	0.6	1.2	2.1	2.7
Net periodic pension and postretirement benefit cost (income), less service cost	0.3	(0.1)	4.4	—
Other	(4.6)	(0.3)	(5.7)	(2.9)
Other income, net	$(7.4)	$(1.7)	$(5.8)	$(10.5)
NOTE 16 - INCOME TAXES
The effective income tax rates for the three months ended September 30, 2026 and 2025, were 17.5% and 9.8%, respectively. The effective income tax rates for the nine months ended September 30, 2026 and 2025, were 18.5% and 15.1%, respectively. The increase in the effective income tax rate compared to 2025 is primarily due to favorable discrete charges in the prior year and the unfavorable mix of income earned in higher tax jurisdictions.
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
The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted EPS calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Weighted-average number of basic shares	84.8	85.9	85.5	86.1
Shares issuable under share-based compensation plans	0.4	0.6	0.4	0.5
Weighted-average number of diluted shares	85.2	86.5	85.9	86.6
At September 30, 2026 and 2025, 0.2 million shares issuable under share-based compensation plans were excluded from the computation of weighted-average diluted shares outstanding because the effect of including these shares would have been anti-dilutive.
NOTE 18 - NET REVENUES
The following tables show the Company’s Net revenues related to both tangible product sales and services and software for the three and nine months ended September 30, 2026 and 2025, respectively, disaggregated by business segment:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$896.2	$202.6	$1,098.8	$2,526.4	$614.6	$3,141.0
Services and software	46.2	27.6	73.8	144.5	72.2	216.7
Total Net revenues	$942.4	$230.2	$1,172.6	$2,670.9	$686.8	$3,357.7

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
In millions	Allegion Americas	Allegion International	Total	Allegion Americas	Allegion International	Total
Net revenues
Products	$806.2	$203.6	$1,009.8	$2,305.3	$546.0	$2,851.3
Services and software	37.8	22.6	60.4	118.0	64.8	182.8
Total Net revenues	$844.0	$226.2	$1,070.2	$2,423.3	$610.8	$3,034.1
Net revenues are shown by tangible product sales and services and software, as contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar within each of these two principal revenue streams.
As of September 30, 2026 and December 31, 2025, contract assets related to the Company’s right to consideration for work completed but not billed were not material. The Company does not have any material costs to obtain or fulfill a contract that are capitalized on its Condensed and Consolidated Balance Sheets. During the three and nine months ended September 30, 2026 and 2025, no adjustments related to performance obligations satisfied in previous periods were recorded.
As of September 30, 2026 and December 31, 2025, contract liabilities related to revenues allocated to remaining performance obligations totaled $52.4 million and $41.2 million, respectively, and are classified as Accrued expenses and other current liabilities and Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets. The Company’s total current contract liabilities related to revenues as of September 30, 2026 and December 31, 2025 totaled $44.8 million and $36.0 million, respectively, and the remainder was classified as noncurrent.
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
Environmental Matters
As of September 30, 2026 and December 31, 2025, the Company had reserves for environmental matters of $19.5 million and $22.7 million, respectively. The total reserve at September 30, 2026 and December 31, 2025, included $8.0 million and $9.3 million, respectively, related to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of their expected future payment. The Company’s total current environmental reserve at September 30, 2026 and December 31, 2025, was $3.0 million and $6.0 million, respectively, and the remainder was classified as noncurrent. Expenses related to environmental remediation were not material during the nine months ended September 30, 2026 or 2025. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future environmental remediation is uncertain.
Warranty Liability
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2026	2025
Balance at beginning of period	$26.2	$22.8
Reductions for payments	(10.2)	(8.8)
Accruals for warranties issued during the current period	9.1	8.8
Acquisitions	0.3	1.7
Currency translation	(0.1)	0.6
Balance at end of period	$25.3	$25.1
Standard product warranty liabilities are classified as either Accrued expenses and other current liabilities or Other noncurrent liabilities within the Condensed and Consolidated Balance Sheets based on the timing of the expected future payments.

ALLEGION PLC
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contractual Obligations
As of September 30, 2026, the Company has arrangements with certain software and information technology service providers that require future minimum purchases of $61.8 million over the remainder of 2026 through 2030.
NOTE 20 - BUSINESS SEGMENT INFORMATION
The Company classifies its business into the following two reportable segments based on industry and market focus: Allegion Americas and Allegion International. The Company largely evaluates performance based on Segment operating income and Segment operating margins. The Company’s chief operating decision maker (the “CODM”) is its chief executive officer, who uses segment operating income as the measure of profit or loss to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit or loss. The Company’s CODM may exclude certain charges or gains, such as corporate charges and other special charges, from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit or loss upon which to base operating decisions.
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2026	2025	2026	2025
Allegion Americas
Net revenues	$942.4	$844.0	$2,670.9	$2,423.3
Cost of goods sold	494.0	456.0	1,440.7	1,309.2
Selling and administrative expenses	153.8	145.6	453.7	423.7
Segment operating income	$294.6	$242.4	$776.5	$690.4

Depreciation and amortization	$20.8	$20.4	$61.6	$59.2

Allegion International
Net revenues	$230.2	$226.2	$686.8	$610.8
Cost of goods sold	130.4	124.4	396.8	346.1
Selling and administrative expenses	82.6	82.1	249.7	217.6
Segment operating income	$17.2	$19.7	$40.3	$47.1

Depreciation and amortization	$14.3	$15.0	$43.1	$36.2

Reconciliation to earnings before income taxes
Segment operating income from reportable segments	$311.8	$262.1	$816.8	$737.5
Unallocated corporate expense	27.2	28.3	82.2	87.6
Interest expense	24.2	26.6	73.2	75.9
Other income, net	(7.4)	(1.7)	(5.8)	(10.5)
Total earnings before income taxes	$267.8	$208.9	$667.2	$584.5

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
Recent Developments
Business and Industry Trends and Outlook
In the third quarter of 2026, we delivered high-single digit revenue growth compared to the same period in 2025, driven by favorable pricing, volume growth and the impact from recent acquisitions. Demand for electronic security products has also remained strong and continues to be a long-term growth driver.
Global Trade and Macroeconomic Environment
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are due refunds. In the second quarter of 2026, U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims, and we formally submitted claims for qualifying IEEPA tariff refunds. For the nine months ended September 30, 2026, Operating income includes a $19.9 million benefit related to refunds received and expected to be received for these claims. The impact of future IEEPA tariff refunds is not expected to be material.
Following these rulings, new tariffs were imposed under other laws and on imports from more countries, in addition to existing non-IEEPA tariffs. Through the nine months ended September 30, 2026, we have offset inflation due to tariffs with pricing actions. We continue to monitor the evolving global tariff landscape, analyze the potential impact and assess what steps, including pricing actions, we may take to mitigate the impact. Existing or new tariffs could impact future demand. We estimate we source approximately 20-25% of cost of goods sold (“COGS”) from Mexico, less than 5% of COGS from China, and 5-10% of COGS from all other non-U.S. countries.
Acquisitions
DCI
On March 2, 2026, we, through our subsidiaries, acquired 100% of Door Components, Inc. (“DCI”), a manufacturer of custom, quick ship hollow metal doors and frames for industrial, commercial and institutional markets based in the United States. DCI is reported in the Company’s Allegion Americas segment. The purchase consideration, net of cash acquired, was approximately $69.3 million. This acquisition was accounted for as a business combination and was funded with available cash on hand and borrowings under the Revolving Facility.
Overly
On October 2, 2026, we, through our subsidiaries, acquired 100% of Overly Door Company (“Overly”), a manufacturer of custom and pre-engineered doors for acoustic, blast, bullet-resistant and vault security based in the United States. Overly will be reported in the Company’s Allegion Americas segment. The purchase consideration was approximately $88.7 million. This acquisition was funded with available cash on hand and borrowings under the Revolving Facility.
2026 Dividends and Share Repurchases
During the nine months ended September 30, 2026, we paid dividends of $1.65 per ordinary share to shareholders and repurchased approximately 1.9 million shares for $280.3 million.

Results of Operations – Three months ended September 30

In millions, except per share amounts	2026	% of revenues	2025	% of revenues
Net revenues	$1,172.6		$1,070.2
Cost of goods sold	624.4	53.2%	580.4	54.3%
Selling and administrative expenses	263.6	22.5%	256.0	23.9%
Operating income	284.6	24.3%	233.8	21.8%
Interest expense	24.2		26.6
Other income, net	(7.4)		(1.7)
Earnings before income taxes	267.8		208.9
Provision for income taxes	46.9		20.5
Net earnings	$220.9		$188.4

Diluted net earnings per ordinary share:	$2.59		$2.18
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.
Net Revenues
Net revenues for the three months ended September 30, 2026, increased by 9.6%, or $102.4 million, compared with the same period in 2025, due to the following:

Pricing	3.8%
Volume	3.4%
Acquisitions / divestitures	2.6%
Currency exchange rates	(0.2)%
Total	9.6%
The increase in Net revenues was driven by improved pricing, higher volumes and the favorable impact from acquisitions, net of divestitures. These increases were partially offset by unfavorable foreign currency exchange rate movements.
Pricing includes increases or decreases of price, including discounts, surcharges and/or other sales deductions, on our existing products and services. Volume includes increases or decreases of revenue due to changes in unit volume of existing products and services, as well as new products and services.
Operating Income/Margin
Operating income for the three months ended September 30, 2026, increased $50.8 million compared to the same period in 2025. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the three months ended September 30, 2026, increased to 24.3% from 21.8% for the same period in 2025, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$233.8	21.8%
Pricing and productivity in excess of inflation and investment spending	17.3	0.7%
Volume / product mix	12.9	0.4%
Currency exchange rates	(2.3)	(0.1)%
Acquisitions / divestitures	4.6	(0.1)%
Tariff refunds	19.9	1.7%
Acquisition / integration / restructuring expenses	(1.6)	(0.1)%
September 30, 2026	$284.6	24.3%
The increase in Operating income was driven by the favorable impact of tariff refunds, pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix and the favorable impact from acquisitions, net of divestitures. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration and restructuring expenses.
The increase in Operating margin was driven by the favorable impact of tariff refunds, pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency, higher acquisition, integration and restructuring expenses and the unfavorable impact on Operating margin from acquisitions, net of divestitures.
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
Interest Expense
Interest expense for the three months ended September 30, 2026, decreased $2.4 million compared with the same period in 2025, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, net
The components of Other income, net for the three months ended September 30 were as follows:

In millions	2026	2025
Interest income	$(3.7)	$(2.5)
Foreign currency exchange loss	0.6	1.2
Net periodic pension and postretirement benefit cost (income), less service cost	0.3	(0.1)
Other income	(4.6)	(0.3)
Other income, net	$(7.4)	$(1.7)
Provision for Income Taxes
The effective income tax rates for the three months ended September 30, 2026 and 2025, were 17.5% and 9.8%, respectively. The increase in the effective income tax rate compared to 2025 is primarily due to favorable discrete charges in the prior year and the unfavorable mix of income earned in higher tax jurisdictions.
Results of Operations – Nine months ended September 30, 2026

In millions, except per share amounts	2026	% of revenues	2025	% of revenues
Net revenues	$3,357.7		$3,034.1
Cost of goods sold	1,837.5	54.7%	1,655.3	54.6%
Selling and administrative expenses	785.6	23.4%	728.9	24.0%
Operating income	734.6	21.9%	649.9	21.4%
Interest expense	73.2		75.9
Other income, net	(5.8)		(10.5)
Earnings before income taxes	667.2		584.5
Provision for income taxes	123.6		88.2
Net earnings	$543.6		$496.3

Diluted net earnings per ordinary share:	$6.33		$5.73
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented and form the basis used by management to evaluate the financial performance of the business.

Net Revenues
Net revenues for the nine months ended September 30, 2026, increased by 10.7%, or $323.6 million, compared with the same period in 2025, due to the following:

Pricing	3.9%
Volume	1.8%
Acquisitions / divestitures	4.2%
Currency exchange rates	0.8%
Total	10.7%
The increase in Net revenues was driven by improved pricing, higher volumes, the favorable impact from acquisitions, net of divestitures and favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating income for the nine months ended September 30, 2026, increased $84.7 million compared to the same period in 2025. Operating margin, which we define as Operating income as a percentage of total Net revenues, for the nine months ended September 30, 2026, increased to 21.9% from 21.4% for the same period in 2025, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$649.9	21.4%
Pricing and productivity in excess of inflation and investment spending	39.7	0.4%
Volume / product mix	16.9	0.2%
Currency exchange rates	(2.5)	(0.2)%
Acquisitions / divestitures	20.8	(0.2)%
Tariff refunds	19.9	0.6%
Acquisition / integration / restructuring expenses	(10.1)	(0.3)%
September 30, 2026	$734.6	21.9%
The increase in Operating income was driven by pricing and productivity improvements in excess of inflation and investment spending, the favorable impact from acquisitions/divestitures, the favorable impact of tariff refunds and favorable volume/product mix. These increases were partially offset by higher acquisition, integration and restructuring expenses and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The increase in Operating margin was driven by the favorable impact of tariff refunds, pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix. These increases were partially offset by higher acquisition, integration and restructuring expenses, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and the unfavorable impact on Operating margin from acquisitions, net of divestitures.
Interest Expense
Interest expense for the nine months ended September 30, 2026, decreased $2.7 million compared with the same period in 2025, primarily due to a lower weighted-average interest rate on our outstanding indebtedness.
Other Income, net
The components of Other income, net for the nine months ended September 30 were as follows:

In millions	2026	2025
Interest income	$(6.6)	$(10.3)
Foreign currency exchange loss	2.1	2.7
Net periodic pension and postretirement benefit cost, less service cost	4.4	—
Other income	(5.7)	(2.9)
Other income, net	$(5.8)	$(10.5)
Net periodic pension and postretirement benefit cost, less service cost for the nine months ended September 30, 2026 includes a $3.7 million settlement charge related to a U.S. defined benefit pension plan.

Provision for Income Taxes
The effective income tax rates for the nine months ended September 30, 2026 and 2025, were 18.5% and 15.1%, respectively. The increase in the effective income tax rate compared to 2025 is primarily due to favorable discrete charges in the prior year and the unfavorable mix of income earned in higher tax jurisdictions.
Review of Business Segments
We operate in and report financial results for two segments: Allegion Americas and Allegion International. These segments represent the level at which our chief operating decision maker reviews our financial performance and makes operating decisions.
Segment operating income is the measure of profit or loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe that Segment operating income represents the most relevant measure of Segment profit or loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income that is a more meaningful measure of profit or loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in Net earnings.
Segment Results of Operations - For the three and nine months ended September 30:

	Three months ended			Nine months ended
In millions	2026	2025	% Change	2026	2025	% Change
Net revenues
Allegion Americas	$942.4	$844.0	11.7%	$2,670.9	$2,423.3	10.2%
Allegion International	230.2	226.2	1.8%	686.8	610.8	12.4%
Total	$1,172.6	$1,070.2		$3,357.7	$3,034.1

Segment operating income
Allegion Americas	$294.6	$242.4	21.5%	$776.5	$690.4	12.5%
Allegion International	17.2	19.7	(12.7)%	40.3	47.1	(14.4)%
Total	$311.8	$262.1		$816.8	$737.5

Segment operating margin
Allegion Americas	31.3%	28.7%		29.1%	28.5%
Allegion International	7.5%	8.7%		5.9%	7.7%
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
Net Revenues
Net revenues for the three months ended September 30, 2026, increased by 11.7%, or $98.4 million, compared to the same period in 2025, due to the following:

Pricing	4.5%
Volume	4.6%
Acquisitions	2.6%
Total	11.7%
The increase in Net revenues was driven by higher volumes, improved pricing and the favorable impact of acquisitions.

Net revenues from non-residential products for the three months ended September 30, 2026, increased by a low-teens percent compared to the same period in the prior year. These increases were driven by higher volumes, improved pricing and revenue from acquisitions. Net revenues from residential products for the three months ended September 30, 2026, increased by a mid-single digits percent compared to the same period in the prior year. These increases were primarily driven by improved pricing and revenue from acquisitions.
Growth in electronic security products and solutions is a metric that is actively monitored by management and a focus of our investors. Electronic products encompass both residential and non-residential solutions and include all electrified product categories including, but not limited to, electronic and electrified locks, access control systems and electronic and electrified door controls and systems and exit devices. For the three months ended September 30, 2026, Net revenues from the sale of electronic products increased by a low-double digit percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2026.
Net revenues for the nine months ended September 30, 2026, increased by 10.2%, or $247.6 million, compared to the same period in 2025, due to the following:

Pricing	4.6%
Volume	3.0%
Acquisitions	2.6%
Total	10.2%
The increase in Net revenues was driven by improved pricing, higher volumes and the favorable impact of acquisitions.
Net revenues from non-residential products for the nine months ended September 30, 2026, increased by a low-double digits percent compared to the same period in the prior year. These increases were driven by improved pricing, higher volumes, revenue from acquisitions, and favorable foreign currency exchange rate movements. Net revenues from residential products for the nine months ended September 30, 2026, increased by a mid-single digit percent compared to the same period in the prior year. These increases were primarily driven by improved pricing, higher volumes and revenue from acquisitions.
Net revenues from the sale of electronic products for the nine months ended September 30, 2026, increased by a high-single digits percent compared to the same period in the prior year. We expect continued growth in our electronic products in 2026.
Operating income/margin
Segment operating income for the three months ended September 30, 2026, increased $52.2 million compared to the same period in 2025, and Segment operating margin for the three months ended September 30, 2026, increased to 31.3% from 28.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$242.4	28.7%
Pricing and productivity in excess of inflation and investment spending	15.3	0.5%
Volume / product mix	15.4	0.4%
Currency exchange rates	(2.2)	(0.2)%
Acquisitions	3.3	(0.3)%
Tariff refunds	19.9	2.1%
Acquisition / integration / restructuring expenses	0.5	0.1%
September 30, 2026	$294.6	31.3%
The increase in Segment operating income was driven by the favorable impact of tariff refunds, favorable volume/product mix, pricing and productivity in excess of inflation and investment spending, the favorable impact of recent acquisitions and lower acquisition, integration and restructuring expenses. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.
The increase in Segment operating margin was driven by the favorable impact of tariff refunds, pricing and productivity improvements in excess of inflation and investment spending, favorable volume/product mix and lower acquisition, integration and restructuring expenses. These increases were partially offset by the unfavorable impact on operating margin from recent acquisitions and unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency.

Segment operating income for the nine months ended September 30, 2026, increased $86.1 million compared to the same period in 2025, and Segment operating margin for the nine months ended September 30, 2026, increased to 29.1% from 28.5%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$690.4	28.5%
Pricing and productivity in excess of inflation and investment spending	41.3	0.4%
Volume / product mix	26.3	0.2%
Currency exchange rates	(6.3)	(0.2)%
Acquisitions	7.7	(0.4)%
Tariff Refunds	19.9	0.7%
Acquisition / integration / restructuring expenses	(2.8)	(0.1)%
September 30, 2026	$776.5	29.1%
The increase in Segment operating income was driven by pricing and productivity in excess of inflation and investment spending, favorable volume/product mix, the favorable impact of tariff refunds and the favorable impact of recent acquisitions. These increases were partially offset by unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses.
The increase in Segment operating margin was driven by the favorable impact of tariff refunds, pricing and productivity improvements in excess of inflation and investment spending and favorable volume/product mix. These increases were partially offset by the unfavorable impact on operating margin from recent acquisitions, unfavorable foreign currency exchange rate movements, inclusive of transactional foreign currency and higher acquisition, integration, and restructuring expenses.
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
Net Revenues
Net revenues for the three months ended September 30, 2026, increased by 1.8%, or $4.0 million, compared to the same period in 2025, due to the following:

Pricing	1.3%
Volume	(1.5)%
Acquisitions / divestitures	2.5%
Currency exchange rates	(0.5)%
Total	1.8%
The increase in Net revenues was driven by the favorable impact from acquisitions, net of divestitures, and improved pricing. These increases were partially offset by lower volumes primarily due to market conditions in Western Europe and unfavorable foreign currency exchange rate movements.
Net revenues for the nine months ended September 30, 2026, increased by 12.4%, or $76.0 million, compared to the same period in 2025, due to the following:

Pricing	1.1%
Volume	(3.2)%
Acquisitions / divestitures	10.5%
Currency exchange rates	4.0%
Total	12.4%
The increase in Net revenues was driven by the favorable impact from acquisitions, net of divestitures, favorable foreign currency exchange rate movements and improved pricing. These increases were partially offset by lower volumes primarily due to market conditions in Western Europe.

Operating income/margin
Segment operating income for the three months ended September 30, 2026, decreased $2.5 million compared to the same period in 2025, and Segment operating margin for the three months ended September 30, 2026, decreased to 7.5% from 8.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$19.7	8.7%
Pricing and productivity in excess of inflation and investment spending	1.0	0.3%
Volume / product mix	(2.6)	(1.0)%
Currency exchange rates	(0.1)	—%
Acquisitions / divestitures	1.3	0.4%
Acquisition / integration / restructuring expenses	(2.1)	(0.9)%
September 30, 2026	$17.2	7.5%
The decrease in Segment operating income and Segment operating margin was driven by unfavorable volume/product mix, higher acquisition, integration and restructuring expenses and the unfavorable impact from foreign currency exchange rate movements. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and pricing and productivity in excess of inflation and investment spending.
Segment operating income for the nine months ended September 30, 2026, decreased $6.8 million compared to the same period in 2025, and Segment operating margin for the nine months ended September 30, 2026, decreased to 5.9% from 7.7%, due to the following:

In millions	Operating Income	Operating Margin
September 30, 2025	$47.1	7.7%
Inflation and investment spending in excess of pricing and productivity	(6.0)	(1.0)%
Volume / product mix	(9.5)	(1.1)%
Currency exchange rates	3.8	0.3%
Acquisitions / divestitures	13.1	1.2%
Acquisition / integration / restructuring expenses	(8.2)	(1.2)%
September 30, 2026	$40.3	5.9%
The decrease in Segment operating income and Segment operating margin was driven by the unfavorable impact from volume/product mix, higher acquisition, integration and restructuring expenses and inflation and investment spending in excess of pricing and productivity. These decreases were partially offset by the favorable impact from recent acquisitions/divestitures and the favorable impact from foreign currency exchange rate movements.
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
Our short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, dividend payments and principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including potential acquisitions, repayment or refinancing of our long-term obligations and repurchases of our ordinary shares. Of our total outstanding indebtedness as of September 30, 2026, approximately 88% incurs fixed-rate interest and is therefore not exposed to the risk of rising variable interest rates.
Based upon our operations, existing cash balances and unused borrowing capacity under the Revolving Facility, as of September 30, 2026, we expect our cash flows from operations will be sufficient to maintain a sound financial position and liquidity and to meet our current financing needs for at least the next 12 months. Further, we do not anticipate any covenant compliance challenges with any of our outstanding indebtedness for at least the next 12 months.

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed and Consolidated Statements of Cash Flows in the Condensed and Consolidated Financial Statements.

In millions	2026	2025
Net cash provided by operating activities	$604.0	$543.7
Net cash used in investing activities	(178.2)	(649.3)
Net cash used in financing activities	(388.0)	(115.2)
Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2026, increased $60.3 million compared to the same period in 2025, primarily due to higher net earnings.
Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2026, decreased $471.1 million compared to the same period in 2025, primarily due to lower cash used for acquisitions. Net cash used in investing activities for the nine months ended September 30, 2026 includes a $40.0 million investment in Ambient.ai, an agentic physical security company.
Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2026, increased $272.8 million compared to the same period in 2025, primarily due to higher repurchases of ordinary shares and lower net proceeds from debt.
Capitalization
Long-term debt and other borrowings consisted of the following:

In millions	September 30, 2026	December 31, 2025
Revolving Facility	$240.9	$190.6
3.550% Senior Notes due 2027	400.0	400.0
3.500% Senior Notes due 2029	400.0	400.0
5.411% Senior Notes due 2032	600.0	600.0
5.600% Senior Notes due 2034	400.0	400.0
Other debt	0.3	0.2
Total borrowings outstanding	2,041.2	1,990.8
Discounts and debt issuance costs, net	(9.2)	(10.7)
Total debt	2,032.0	1,980.1
Less current portion of long-term debt	0.3	0.2
Total long-term debt	$2,031.7	$1,979.9
The Revolving Facility matures on May 20, 2030 and provides aggregate commitments of up to $1.0 billion, which includes up to $100.0 million for the issuance of letters of credit. As of September 30, 2026, we had outstanding borrowings of $240.9 million and letters of credit of $25.3 million. On October 1, 2026, the Company borrowed an additional $40.0 million on the Revolving Facility which was used for the acquisition of Overly.
Borrowings under the Revolving Facility are due upon its maturity but may be repaid at any time without premium or penalty, and amounts repaid may be reborrowed. We pay certain fees with respect to the Revolving Facility, including an unused commitment fee on the undrawn portion of between 0.080% and 0.200% per year, depending on our credit ratings, as well as certain other fees.
Outstanding borrowings under the Revolving Facility accrue interest, at our option, equal to either: (i) a Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or (ii) a base rate plus the applicable margin. The applicable margin ranges from 0.875% to 1.375% depending on our credit ratings. At September 30, 2026, our outstanding borrowings under the Revolving Facility accrued interest at SOFR plus a margin of 1.125%, resulting in an interest rate of 4.939%. The Revolving Facility also contains negative and affirmative covenants and events of default that, among other things, limit or restrict our ability to enter into certain transactions. In addition, the Revolving Facility requires us to comply with a maximum leverage ratio as defined in the credit agreement. As of September 30, 2026, we were in compliance with all applicable covenants under the credit agreement.
As of September 30, 2026, we also have $400.0 million outstanding of 3.550% Senior Notes due 2027 (the “3.550% Senior Notes”), $600.0 million outstanding of 5.411% Senior Notes due 2032 (the “5.411% Senior Notes”), $400.0 million outstanding of 5.600% Senior Notes due 2034 (the “5.600% Senior Notes”), and $400.0 million outstanding of 3.500% Senior Notes due 2029 (the “3.500% Senior Notes,” and all four senior notes collectively, the “Senior Notes”). The 3.550% Senior Notes and

3.500% Senior Notes both require semi-annual interest payments on April 1 and October 1 of each year and mature on October 1, 2027 and October 1, 2029, respectively. The 5.411% Senior Notes require semi-annual interest payments on January 1 and July 1 of each year and mature on July 1, 2032. The 5.600% Senior Notes require semi-annual interest payments on May 29 and November 29 of each year and mature on May 29, 2034.
Historically, the majority of our earnings were considered to be permanently reinvested in jurisdictions where we have made, and intend to continue to make, substantial investments to support the ongoing development and growth of our global operations. At September 30, 2026, we analyzed our working capital requirements and the potential tax liabilities that would be incurred if certain subsidiaries made distributions and concluded that no material changes to our historic permanent reinvestment assertions are required.
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
Selected Condensed Statement of Comprehensive Income Information

	Nine months ended September 30, 2026		Year ended December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(5.2)	(0.1)	(7.6)	—
Equity earnings in affiliates, net of tax	585.9	411.1	711.5	483.4
Transactions with related parties and subsidiaries(a)	(14.9)	(66.9)	(27.4)	(92.1)
Net earnings	543.6	321.3	643.8	362.0
(a) Transactions with related parties and subsidiaries include intercompany interest and fees.
Selected Condensed Balance Sheet Information

	September 30, 2026		December 31, 2025
In millions	Allegion plc	Allegion US Hold Co	Allegion plc	Allegion US Hold Co
Current assets:
Amounts due from related parties and subsidiaries	$0.5	$802.2	$1.2	$781.3
Total current assets	11.2	852.1	8.2	835.2
Noncurrent assets:
Amounts due from related parties and subsidiaries	—	1,297.1	—	1,299.1
Total noncurrent assets	1,792.4	1,429.8	1,792.7	1,425.7
Current liabilities:
Amounts due to related parties and subsidiaries	$371.9	$1,076.3	$10.8	$702.1
Total current liabilities	394.5	1,112.1	31.7	730.4
Noncurrent liabilities:
Amounts due to related parties and subsidiaries	278.7	2,324.6	484.0	2,737.6
Total noncurrent liabilities	868.3	3,749.6	1,073.0	4,124.4
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
Management believes there have been no significant changes during the nine months ended September 30, 2026, to the items we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2026. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total number of shares purchased (000s)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (000s)	Approximate dollar value of shares that may yet be purchased under the plans or programs (000s)(a)
July 1 - July 31	66	$157.95	66	$369,593
August 1 - August 31	334	163.34	334	315,000
September 1 - September 30	355	154.13	355	260,270
Total	755	$158.54	755	$260,270
(a) On April 15, 2026, the Board reauthorized the Company’s existing share repurchase program and, as a result, authorized the repurchase of a total amount of up to, and including, $500.0 million of the Company’s ordinary shares under the program. The share repurchase program does not have a prescribed expiration date. Share repurchases may be made from time-to-time in open market, accelerated stock repurchase or privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans. The timing and manner of any share repurchase and the actual number of ordinary shares repurchased will be determined at the discretion of management based on a variety of factors, including, among others, the Company’s stock price, corporate and regulatory requirements, and other general market and economic conditions.
Item 5 – Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

ALLEGION PLC (Registrant)

Date:	October 22, 2026	/s/ Michael J. Wagnes
Michael J. Wagnes, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 22, 2026	/s/ Nickolas A. Musial
Nickolas A. Musial, Vice President, Controller, Chief Accounting Officer and Treasurer Principal Accounting Officer